Form 10KSB
period 1999-12-31
FILMWORLD INC
filed 2000-04-11
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934

                     For the period ended December 31, 1999
                         Commission file number 0-27599


                                 FILMWORLD, INC.
                     ---------------------------------------
                 (Name of Small Business Issuer in its Charter)



        Nevada                                             88-0224017
---------------------------                             -------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or                                     Identification No.)
organization)

  4929 Wilshire Blvd., Suite 830, Los Angeles, CA                 90010
--------------------------------------------------              -----------
(Address of principal executive offices)                        (Zip Code)

Issuer's Telephone number:   (323) 954-0377
                            ---------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered
       Common Stock                               Not Applicable
       ------------                        ---------------------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.001 Per Share
                    ----------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
Yes   X        No
     ---         ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]



         State issuer's revenues for its most recent fiscal year: The Issuer has not had any revenue for the year ended December 31, 1999.

         State the aggregate market value of the voting and non-voting common equity held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. There was no market for ther stock of the Issuer in the last 60 days.

PART I

--------------------------------------------------------------------------------
ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

(a)      Business Development

         FILMWORLD, INC. (the "Company" or the "Registrant" ) is a Nevada corporation which was originally incorporated on December 23, 1986 as Hair-Life, Inc. On June 3, 1987, the Company completed a public offering pursuant to the provisions of Rule 504 of Regulation D of the Securities Act of 1933, as amended. During 1987, the Company pursued business activities which were unsuccessful.

         On September 1, 1994, an Exchange Agreement was executed between the Company and the stockholders of The Patterson Group, Inc., a California corporation, whereby the California corporation was acquired as a wholly-owned subsidiary of the Company. This transaction resulted in a name change for the Company to The Patterson Group, Inc., a reverse split of the Company's stock of 40 to 1, and the issuance to the stockholders of the California corporation of 4,500,000 shares. Until 1996, the Company's business was conducted through its wholly-owned subsidiary providing hazardous waste transportation. During 1996, the subsidiary ceased its operations. In June of 1998, the subsidiary sought relief under Chapter 7 of the Bankruptcy laws of the United States Bankruptcy Court for the Central District of California. During 1997, the Company organized another subsidiary, APF Holdings to conduct its business. As part of this reorganization, the Company changed its name to American Pacific Financial Services. APF Holdings ceased doing business in 1998.

         On July 19, 1999, the Company entered into an Exchange Agreement under the terms of which the Company acquired certain assets of Daly Consultants, Inc., a California corporation, and Belfair International, Inc., a corporation organized pursuant to the laws of the Isle of Jersey, in exchange for 7,013,392 shares of common stock of the Company. The assets acquired are motion picture movie scripts and $50,000 in cash. The Company now is under new management and intends to engage in the business of producing, marketing and distributing motion pictures. As part of the Company's reorganization in July of 1999, the Company's name was changed to FilmWorld, Inc. and the Company's issued and outstanding shares underwent a ten (10) for one (1) reverse split. This reverse split was effective prior to the issuance of the 7,013,392 shares pursuant to the Exchange Agreement.

         As of December 31, 1999, 7,848,517 shares of the Company's authorized shares of common stock were issued and outstanding.

         Except as described above, to management's knowledge, the Company has not been subject to bankruptcy, receivership or any similar proceeding.

         The Company maintains offices at 4929 Wilshire Blvd., Suite 830, Los Angeles, California 90010. The Company owns all of its assets as shown on the attached financial statements as of December 31, 1999.

(b)      BUSINESS OF THE ISSUER

(1)      Principal Products and Services and Their Markets

         The business of the Company is described as follows:

(1)      Principal Services

         The Company owns and has copyrights to the following feature film screenplays: Mad Frankie valued at $50,000, Big Buddha valued at $75,000, The Treasure of Calico Jack and Big Mac valued at $100,000, What do Women Want valued at $100,000, Gunga Din valued at $100,000, and Forever Natasha valued at $100,000 for a total of $525,000.

         The Company is engaged in developing the above scripts with a view to producing them as full-length, feature films for eventual theatrical and video release in the usual manner of the film production industry.

         The Company intends to acquire rights to additional scripts in the future and to develop and produce them in the same way as above.

(2)      Distribution Methods

         The Company intends to derive revenue from its completed feature films by contractually arranging for them to be released theatrically by third-party companies that specialize in the business of film releasing and distribution. Further revenues will be derived from the sale of theatrical rights abroad, as well as from the sale of video and television rights. Such sales will again be conducted by appropriately contracted third- party companies.

         The Company initially intends to contract with EnterTech Releasing Corporation, a subsidiary of EnterTech Media Group, Inc., a company of which John Daly, Mark Tolner and Alexander H. Walker, Jr. are also directors, to arrange to release and sell some or all of its completed films.

(3)      Status of Publicly Announced New Products or Services

         On July 20, 1999, the Company issued two press releases announcing the terms of the Company's restructuring pursuant to the Exchange Agreement with Daly Consultants, Inc. and Belfair International, Inc. The press releases outlined the change of the Company's name, the ten (10) for one (1) reverse split of the Company's stock, the identity of the new officers and directors of the Company, and the Company's new business endeavors. The Company also sent a letter to all of its shareholders outlining these items on July 19, 1999.

(4)      Competition

         The Company faces well-established and well-funded competition. Motion pictures are produced and marketed by major film studios as well as a large number of smaller independent production companies. The Company will compete with these smaller independent production companies in the production and marketing of feature films. Many of the Company's competitors are well established organizations with extensive knowledge of the industry, marketing staffs and organizations, and financial resources greatly in excess of those available to the Company.

(5)      Dependence on Major Customers

         As indicated throughout this Item 1, the Company is in a reorganizational stage and is in the process of developing its screenplays and producing them as feature films. At this point in time, the Company has no major customers. Of course, the Company intends to develop a number of feature films so its success is not dependent upon a single success.

(6)      Patents, Trademarks, Licenses, Copyrights, etc.

         The Company owns the exclusive world-wide copyrights to its feature film screenplays: Mad Frankie valued at $50,000, Big Buddha valued at $75,000, The Treasure of Calico Jack and Big Mac valued at $100,000, What do Women Want valued at $100,000, Gunga Din valued at $100,000, and Forever Natasha valued at $100,000 for a total of $525,000.

         The Company attempts to minimize unauthorized copying of these products by a variety of methods, however, there can be no assurance that unauthorized copying will not occur. The Company attempts, and will continue to attempt, to protect its feature film screenplays by relying on copyright laws and non-disclosure and confidentiality agreements with its employees and certain other persons who have access to its intellectual properties, or who have agreements with the Company.

(7) Governmental Approval, Effect of Governmental Regulations and Costs and Effects of Compliance with Environmental Laws

         At this point in time, there is no need for governmental approval of the Company's intended principal products or services. However, recent high profile events have focused attention on the content of products and services offered by the entertainment industry. Specifically, some governmental review of a link, if any, between the violent content of some movies and crimes committed by members of the society viewing those movies has emerged. While the Company believes that it is unlikely that such scrutiny will result in governmental restrictions placed on the content of products in the entertainment industry, including those the Company intends to produce, such governmental restrictions have rarely been given such consideration and it is possible that restrictions on entertainment content could be imposed. At the time of the filing of this Form 10-SB, however, it is unclear what form any such restrictions would take or how they would be enforced. Nonetheless, the Company is mindful of the fact that such matters are being reviewed on a national level.

         The Company notes that past management engaged in the business of hazardous and non-hazardous waste transportation. To current management's knowledge, such activities ceased in 1996. To date, management is unaware of any liabilities or claims which may exist in connection with the Company's past businesses. Nonetheless, the Company notes that pursuant to Federal environmental laws, the Company may be liable for any environmental contaminations which were the result of the Company's past operations. Depending on the materials involved and the nature of any claimed discharge of such materials, the Company's liability for the actions of past management could be financially devastating to the Company's operations. In this regard, it is management's understanding that past management of the Company obtained insurance in a form and in an amount sufficient to guard against the devastating effects of any claimed discharge of the materials the Company handled in the past.

(8)      Research and Development in the Last Two Years

         To current management's knowledge, the Company has engaged in no research and development during the past two years.

(9)      Employees

         As of December 31, 1999, the Company had one (1) full-time employee. The four (4) officers and directors of the Company also perform services on behalf of the Company but do so on a non-exclusive basis. None of the Company's employees or independent contractors is subject to a collective bargaining agreement and the Company believes its relations with its employees and independent contractors are good.

(c)      Reports to Security Holders

         To the extent that the Company is required to deliver annual reports to security holders through its status as a reporting company, the Company shall deliver annual reports. Also, to the extent the Company is required to deliver annual reports by the rules or regulations of any exchange upon which the Company's shares are traded, the Company shall deliver annual reports. If the Company is not required to deliver annual reports, the Company will not go the expense of producing and delivering such reports. If the Company is required to deliver annual reports, they will contain audited financial statements as required.

         The public may read and copy any materials the Company files with the Securities and Exchange Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by call the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).

--------------------------------------------------------------------------------
ITEM 2.           DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

(a) Principal Plants and Property and Description of Real Estate and Operating Data.

         The Company has the use of offices at 4929 Wilshire Blvd., Suite 830, Los Angeles, California 90010.

(b)      Investment Policies

         The Company's plan of operations is focused on the development of its film production and marketing endeavors described in Item (1) of this part. Accordingly, the

Company has no particular policy regarding each of the following types of investments:

         (1)      Investments in real estate or interests in real estate;
         (2)      Investments in real estate mortgages; or
         (3) Securities of or interests in persons primarily engaged in real estate activities.

--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         The Company is not party to, and none of the Company's property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings that will have a materially adverse effect upon the Company's financial condition or operation.

--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

                  To management's knowledge, the company has not submitted any matter to a vote of the shareholders in over five years. Shareholder action has been taken via consent of a majority of shareholders pursuant to applicable state law.

PART II

--------------------------------------------------------------------------------
ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS
--------------------------------------------------------------------------------

         Prior to August 2, 1999, shares of the Company's common stock were traded on the system of the National Association of Securities Dealers, Inc. ("NASDAQ"), known on the Bulletin Board under the symbol "FWLD". Because the Company had not complied with the requirements of the NASD, the Company's shares were "delisted" from the OTC Bulletin Board system on August 2, 1999. The Company intends to apply for listing on the OTC Bulletin Board system once it clears any comments the Staff may have to its filing on Form 10-SB.


         The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated as reported by the Research Department of the NASDAQ Stock Market, Inc. The Research Department of the NASDAQ Stock Market, Inc. Has indicated that high/low bid information is unavailable for certain periods :

                                  Common Stock
       --------------------------------------------------------------------
       Quarter Ended                      High Bid                Low Bid
       --------------------------------------------------------------------
       March 31, 2000                    Unavailable            Unavailable
       December 31, 1999                 Unavailable            Unavailable
       September 30, 1999                $  5.00                $ 1.125
       June 30, 1999                     $  0.18                $ 0.0313
       March 31, 1999                    $  0.125               $ 0.0313
       December 31, 1998                 $  0.65625             $ 0.03125
       September 30, 1998                $  1.00                $ 0.375
       June 30, 1998                     $  0.875               $ 0.1875
       March 31, 1998                    $Unavailable           $Unavailable
       December 31, 1997                 $Unavailable           $Unavailable
       September 30, 1997                $Unavailable           $Unavailable
       June 30, 1997                     $Unavailable           $Unavailable
       March 31, 1997                    $Unavailable           $Unavailable

Holders:

         There were approximately 176 holders of record of the Company's common stock as of December 31, 1999.

         On August 14, 1996, the Company issued a total of 500,000 shares of its common stock pursuant to Rule 504 of Regulation D for $250,000 in cash. Of this amount, 166,667 of shares were issued to Vestcom, Ltd. for a consideration of $83,333 and 333,333 shares were issued to Information Technology, Ltd. for a consideration of $166,667.

         On September 26, 1996, the Company issued a total of 560,000 additional shares of its common stock pursuant to the same Rule 504 of Regulation D offering referred to in the preceding paragraph. Of this amount, 360,000 of shares were issued to Vestcom, Ltd. for a consideration of $180,000 and 200,000 shares were issued to Information Technology, Ltd. for a consideration of $100,000.

         On July 19, 1999, the Company issued a total of 7,013,392 shares of its common stock to the following in the following amounts:

              Daly Consultants, Inc.                2,922,247
              Belfair International, Inc.           2,922,247
              Mark Tolner                           1,168,898

         The shares issued to Daly Consultants, Inc. and Belfair International, Inc. were issued in consideration for $50,000 in cash and the intellectual property purchased by the Company pursuant to the Exchange Agreement dated July 19, 1999. Such property had a value of at least $525,000. It is carried on the Company's financial statement at predecessor cost due to the relationship between directors and these shareholders. The shares issued to Mr. Tolner were issued in consideration for his services to the Company. All such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

--------------------------------------------------------------------------------
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

Plan of Operation

         The Company intends to develop and produce a number of the scripts that it owns during the next twelve months. It is unlikely that more than four will be completed or commenced during this first twelve month period of operations. Thereafter, the Company intends to develop and produce six or more each year.

         The Company does not intend to use its own funds for the production of the films it produces. It will use established methods of film financing to avoid as far as is possible any financial risk or burden to its shareholders in relation to such costs. For example, it is common practice in the film industry to bring in joint venture partners who provide the necessary production funds in return for a profit participation in the film. Additionally, the Company intends to make use of any appropriate tax subsidies and grants that are available for film making in various parts of the world.

         The Company will, however, require a small amount of funds to maintain its offices and to develop the films that it decides to produce. Such amounts are considered by management to be relatively minor and are unlikely to exceed a total of U.S. $125,000 in the first twelve months of operations and management is confident that such sums will be available to the Company by way of loans or equity sales.


         Once the Company begins to generate fees from the production of its films and sees profits being derived from the release and sale of its completed films, management is confident that the Company will easily be able to meet is modest overhead requirements. The Company will then have sums available for the acquisition of further rights to scripts and screenplays that it can then develop on an on-going basis.

--------------------------------------------------------------------------------
ITEM 7.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                FILMWORLD, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                              FINANCIAL STATEMENTS
             FOR THE YEARS ENDING DECEMBER 31, 1999, 1998 AND 1997

                                 FILMWORLD, INC.
                          A DEVELOPMENT STAGE ENTEPRISE

                                TABLE OF CONTENTS
                                -----------------

                                                                                   Page
                                                                                    No.
                                                                                ------------
              ACCOUNTANT'S AUDIT REPORT                                            F-1

              FINANCIAL STATEMENTS

                          Balance Sheets                                        F-2 - F-3

                          Statements of Operation                                  F-4

                          Statements of Changes in Stockholder's Equity            F-5

                          Statements of Cash Flows                                 F-6

              NOTES TO FINANCIAL STATEMENTS                                     F-7 - F-11

W. DALE McGHIE                                Town & Country Plaza
CERTIFIED PUBLIC ACCOUNTANT                   1539 Vassar St. Reno, Nevada 89502
                                              Tel: 702-323-7744
                                              Fax: 702-323-8288


                         INDEPENDENT AUDITOR'S REPORT

To the Board of  Directors

FilmWorld, Inc.(formerly American Pacific Financial Services)

I have audited the accompanying balance sheets of FilmWorld, Inc., a development stage enterprise (formerly American Pacific Financial Services) as of December 31, 1999, 1998 and 1997, the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the Company's financial position as of December 31, 1999, 1998 and 1997, and the results of their operations, changes in stockholders' equity, and their cash flows for the years then ended, in conformity with generally accepted accounting principals.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. As discussed in Notes 1 and 10 to the financial statements, the Company recently reorganized and its ability to continue as a going concern is dependent on attaining future profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/W. Dale McGhie
-----------------
W. Dale McGhie
Reno, Nevada
March 22, 2000

                FILMWORLD, INC. -- A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                                 BALANCE SHEETS
                        DECEMBER 31, 1999, 1998 AND 1997

                                     ASSETS

                                                       1999     1998      1997
                                                     --------   -----   --------
CURRENT ASSETS

    Cash                                             $     73   $--     $    457
    Prepaid Expenses                                     --      --        1,658
                                                     --------   -----   --------
    Total Current Assets                                   73    --        2,115
                                                     --------   -----   --------

PROPERTY, PLANT & EQUIPMENT

    Vehicles                                             --      --       15,480
    Machines and Equipment                              3,096    --         --
    Furniture and Fixtures                               --      --       11,036
                                                     --------   -----   --------
                                                        3,096    --       26,516
    Less Accumulated Depreciation                         310    --       11,024
                                                     --------   -----   --------
    Total Property, Plant & Equipment                   2,786    --       15,492
                                                     --------   -----   --------

OTHER ASSETS

    Film inventory, story rights and scenarios        536,400    --         --
    Deposits                                              400    --        1,658
                                                     --------   -----   --------
    Total Other Assets                                536,800    --        1,658
                                                     --------   -----   --------
    TOTAL ASSETS                                     $539,659   $--     $ 19,265
                                                     ========   =====   ========


     The accompany notes are an integral part of these financial statements


                FILMWORLD, INC. -- A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                                 BALANCE SHEETS
                        DECEMBER 31, 1999, 1998 AND 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  1999           1998          1997
                                                                              -----------    -----------    -----------
CURRENT LIABILITIES
    Account Payable Trade                                                     $     3,600    $     9,594    $    18,133
    Accrued Interest                                                          $       300           --             --
    Bank Overdraft                                                                   --            3,844           --
    Current Portion of Long Term Debt                                             159,335           --            3,855
                                                                              -----------    -----------    -----------
    Total Current Liabilities                                                     163,235         13,438         21,988
                                                                              -----------    -----------    -----------
LONG TERM LIABILITIES
    Notes and contracts, Net of Current
       Portion  (Note 3)                                                             --             --            6,505
    Notes Payable, Shareholder (Note 4)                                              --             --          194,864
                                                                              -----------    -----------    -----------
    Total Long-Term Liabilities                                                      --             --          201,369
                                                                              -----------    -----------    -----------
    Deferred Income Taxes - Note 6                                                   --             --             --
                                                                              -----------    -----------    -----------
STOCKHOLDERS' EQUITY
    Preferred stock: 10,000,000 shares
      authorized ($.001 par value), none issued
    Common Stock: 100,000,000 shares
      authorized, ($.001 par value) issued and                                       --             --             --
      and outstanding 7,848,517 shares on December 31, 1999,
       and 779,266 shares on December 31 1998 and 1997,
       (See Note 2)                                                                 7,849            779            779
    Additional Paid in Capital                                                    563,386      1,146,648      1,141,812
    Accumulated Deficit (prior to quasi reorganization)                              --       (1,160,865)    (1,346,683)
    Deficit accumulated during divelopment
       stage (July 16, 1999 in connection with quasi reorganization)             (194,811)          --             --
                                                                              -----------    -----------    -----------
    Total Stockholder's Equity                                                    376,424        (13,438)      (204,092)
                                                                              -----------    -----------    -----------
                                                                              $   539,659    $      --      $    19,265
                                                                              ===========    ===========    ===========


     The accompany notes are an integral part of these financial statements

                FILMWORLD, INC. -- A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                             STATEMENTS OF OPERATION
              FOR THE YEARS ENDING DECEMBER 31, 1999, 1998 AND 1997

                                                            From inception
                                                            of development
                                                                 stage          1999        1998         1997
                                                                ---------    ---------    ---------    ---------
REVENUE

    Transportation Disposal                                     $    --      $    --      $    --      $ 128,324
    Sales and Rental Income                                          --           --           --         65,266
    Gaming Income (Note 1)                                           --           --           --         25,217
    Transaction Fee Income (Note 1)                                  --           --        289,230         --
                                                                ---------    ---------    ---------    ---------
      Total Revenue                                                  --           --        289,230      218,807
                                                                ---------    ---------    ---------    ---------
DIRECT COSTS

    Labor Costs                                                      --           --           --        154,657
    Facility Costs                                                   --           --         15,292       32,271
    Vehicle Expenses                                                 --           --           --         47,760
    Depreciation                                                     --           --          4,914       19,577
    Cost of Sales                                                    --           --           --         35,516
    Gaming Payout (Note 1)                                           --           --           --         19,729
                                                                ---------    ---------    ---------    ---------
       Total Direct Costs                                            --           --         20,206      309,510
                                                                ---------    ---------    ---------    ---------
Revenue Less Direct Costs                                            --           --        269,024      (90,703)
                                                                ---------    ---------    ---------    ---------

OPERATING EXPENSES

    Outside Services                                               22,435       22,435
    Labor Costs                                                      --           --         92,862      138,661
    Travel (post 1998)                                             16,644       16,644
    General and Administrative Expenses                             5,432        7,632       33,377      186,484
                                                                ---------    ---------    ---------    ---------
        Total Operating Expenses                                   44,511       46,711      126,239      325,145
                                                                ---------    ---------    ---------    ---------
Operating Income (Loss)                                           (44,511)     (46,711)     142,785     (415,848)

OTHER INCOME / (EXPENSE)

    Organizational Costs (Note 2)                                (150,000)    (150,000)        --           --
    Interest Expense                                                 (300)        (300)
    Forgiveness of Debt                                              --           --        308,466         --
    (Bad Debt)                                                       --           --       (264,930)        --
    Gain on sale of Assets                                           --           --           (503)        --
                                                                ---------    ---------    ---------    ---------
NET GAIN (LOSS) BEFORE INCOME

TAXES AND EXTRAORDINARY ITEM                                     (194,811)    (197,011)     185,818     (415,848)
     Provision for Income Taxes  (Note 6)                            --           --           --           --
                                                                ---------    ---------    ---------    ---------
NET (LOSS) BEFORE

EXTRAORDINARY ITEM                                               (194,811)    (197,011)     185,818     (415,848)
    Extraordinary Item (Notes 1 and 9)                               --           --           --        105,178
                                                                ---------    ---------    ---------    ---------
    NET INCOME (LOSS)                                           $(194,811)   $(197,011)   $ 185,818    $(310,670)
                                                                =========    =========    =========    =========

Earnings (Loss ) Per Common Share (Note 2)                           --      $  (0.010)   $   0.238    $  (0.399)
                                                                =========    =========    =========    =========
Fully diluted earnings (loss) per comon share
    (Note 2)                                                                              $   0.227
                                                                                          =========

     The accompany notes are in integral part of these financial statements

                FILMWORLD, INC. -- A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
             FOR THE YEARS ENDING DECEMBER 31, 1999, 1998, AND 1997
                                                                                                           Deficit
                                                       Capital                                              Accum.
                                                       Stock                  Paid-in       Retained      During Dev.
                                               Number          Amount         Capital       Earnings        Stage
                                             -----------    -----------    -----------   -----------    -----------

Balance December 31,1996                       7,792,658    $     7,793    $ 1,134,798   $(1,036,013)   $      --
Impact from 10-1 reverse split
    occurring on 7/23/99                      (7,013,392)        (7,014)         7,014          --             --
                                             -----------    -----------    -----------   -----------    -----------
Restated Balance
     December 31, 1996                           779,266            779      1,141,812    (1,036,013)          --
Net loss for the year ending
    December 31, 1997                               --             --             --        (310,670)          --
                                             -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1997                       779,266            779      1,141,812    (1,346,683)          --
Stockholder's contribution to                       --
    paid in capital                                 --             --            4,836          --             --
Net profit for the year ending                      --
    December 31, 1998                               --             --             --         185,818           --
                                             -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1998                       779,266            779      1,146,648    (1,160,865)          --
Stockholder's Contribution to
    paid in capital                               12,883
Stock issued for cash                            615,034            615         52,150          --             --
Stock issued for services at par               1,168,898          1,169           --            --             --
Stock  issued for film inventory
    (at cost)                                  5,229,460          5,230        514,770          --             --
Stock issued for services at par                  55,859             56           --            --             --
Quasi Reorganization                          (1,163,065)     1,163,065
Net (loss) for the year
    ending December 31, 1999                        --             --             --          (2,200)      (194,811)
                                             -----------    -----------    -----------   -----------    -----------
Balance, August 31, 1999                       7,848,517    $     7,849    $   563,386   $      --      $  (194,811)
                                             ===========    ===========    ===========   ===========    ===========

     The accompany notes are in integral part of these financial statements

                FILMWORLD, INC. -- A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDING DECEMBER 31, 1999, 1998, AND 1997

                                                       From inception
                                                       of development
                                                           stage         1999          1998        1997
                                                          ---------    ---------    ---------    ---------
Cash Flows  Operating Activities:
Net Income (Loss)                                         $(194,811)   $(197,011)   $ 185,818    $(310,670)
    Adjustments to Reconcile Net Income
     to Net Cash provided by operating activities
      Depreciation and Amortization                             310          310        4,914       19,577
      Book Value of Equipment Sold                             --           --         10,578      216,569
    Stock for services                                           56           56
      Forgiveness of Debt                                      --           --       (308,466)        --
    (Increase) Decrease in:
      Change in Accounts Receivable                            --           --           --        100,760
      Change on Other Assets                                   (400)        (400)       3,316       17,686
    Increase (Decrease) in:
      Change in Accounts Payable                                845       (5,994)      (8,540)      13,557
      Change in Other Current Liability                         300          300         --        (16,622)
                                                          ---------    ---------    ---------    ---------
    Net Cash Provided (Used) by

        Operating Activities                               (193,700)    (202,739)    (112,380)      40,857
                                                          ---------    ---------    ---------    ---------

Cash Flows Investment Activities:

    Investments in film rights                             (536,400)    (536,400)        --           --
    Investments in plant and equipment                       (3,096)      (3,096)        --           --
    Gain on Liquidation of Subsidiary                          --           --       (102,485)
                                                          ---------    ---------    ---------    ---------
    Net Cash (Used) by

          Investment Activities                            (539,496)    (539,496)        --       (102,485)
                                                          ---------    ---------    ---------    ---------

Cash Flows Financing Activities:

    Stockholder Loan                                          9,335        9,335      113,602      194,864
    Repayment of long term debt                                --           --        (10,359)    (139,325)
    Contributions to Capital                                573,934      586,817        4,836         --
    Increase in long term debt                              150,000      150,000         --           --
                                                          ---------    ---------    ---------    ---------
    Net Cash Provided (Used)

         by Financing Activities                            733,269      746,152      108,079       55,539
                                                          ---------    ---------    ---------    ---------

Increase (Decrease) in Cash and Cash

    Equivalents                                                  73        3,917       (4,301)      (6,089)
Cash at Beginning of Year                                      --         (3,844)         457        6,546
                                                          ---------    ---------    ---------    ---------

Cash at End of Year                                       $      73    $      73    $  (3,844)   $     457
                                                          =========    =========    =========    =========

     The accompany notes are an integral part of these financial statements

                FILMWORLD, INC. - A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                        NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

Note 1 - ORGANIZATION AND NATURE OF BUSINESS

FilmWorld,  Inc. ("the Company") is a Development Stage Enterprise as defined by
FASB  statement  No.  7,   "Accounting   and  Reporting  by  Development   Stage
Enterprises."

The Company was originally organized under the laws of the State of Nevada on December 23, 1986, under the name Hair Life Inc. The Company became inactive during 1987 and remained inactive until September 1, 1994. On September 1, 1994, the shareholders of the Hair Life, Inc. and the "The Patterson Group" (a California S Corporation) approved a reverse acquisition agreement whereby The Patterson Group became a wholly owned subsidiary of Hair Life, Inc., in exchange for 4,500,000 shares of common stock (after giving effect to a reverse stock split) of Hair Life. Hair Life, Inc. then changed its name to The Patterson Group. The Patterson Group changed its capitalization by a reverse split of the then outstanding common stock of one new share for each forty old shares. The Patterson Group conducted operations via 2 subsidiaries until approximately June 1998, at which time one subsidiary sought relief under Chapter 7 of the bankruptcy laws in the United States Bankruptcy Court for the Central District of California. The effects of the bankruptcy were reflected in the 1997 audit of the Patterson Group. Another subsidiary, APF Holdings (fka Blue Parrot Holdings) also discontinued operations in 1998, after which time the Patterson Group transferred all interest in it to the majority shareholder of The Patterson Group. By December 31, 1998, the Patterson Group had discontinued all operations and remained dormant until May 1999.

In May of 1999, the majority shareholder of the Patterson Group sold his common stock in the Patterson Group (equaling approximately 90% of the outstanding common stock). On or about July 18, 1999, the new shareholders funded the Company with $50,000 and film rights with a cost basis of $525,000 (which is also the current fair market value) after giving effect to a ten for one reverse split and changing the corporate name to FilmWorld, Inc. The Company authorized a capitalization of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. All references in the accompanying financial statements to the number of common shares and the per-share amounts for 1997 and 1998 have been restated to reflect the reverse split and authorized capitalization.

On July 19, 1999, the stockholders of the Company approved a plan of informal quasi reorganization. This plan eliminated its then retained deficit of $1,163,065 and lowered additional paid in capital by the same amount.

The Company is currently in the motion picture production and distribution business.

                FILMWORLD, INC. - A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                        NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

Note 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPALS OF CONSOLIDATION:
These financial statements were consolidated during 1997 and 1998 to include the accounts of The Patterson Group and its wholly-owned subsidiaries. All significant inter-company accounts and transactions were eliminated in the consolidated statements.

CASH EQUIVALENTS:
The Company records as cash equivalents all highly liquid short-term investments with original maturates of three months or less.

INVENTORIES:

Inventories are stated at the lower of cost or market. Film costs are segregated between current and non-current assets. Unamortized cost of films released, completed films not released and television films in production under contract of sale are current assets. All other capitalized film costs are classified as non-current assets.

NATURE OF BUSINESS:
Filmworld is a producer, seller of motion pictures. They currently have rights to several screenplays, which they will produce movies of in the near future.

REVENUE RECOGNITION:
Revenues on motion pictures are recognized on show dates under both percentage of receipts and flat fee arrangements. Nonrefundable guarantees are deferred and recognized as revenue as show dates occur. Outright sales of motion pictures are recognized as revenue as of date of sale.

PRODUCTION COSTS:
Production costs of motion pictures are capitalized as inventory and amortized using the individual-film-forecast method.

PROPERTY, PLANT, AND EQUIPMENT:
Equipment is recorded at cost and depreciated over its useful life generally on a straight-line basis.

INCOME TAXES:
The Company adopted Financial Accounting Statement No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company made the required calculation based upon the difference between financial statements and tax bases of assets and liabilities using tax rates in effect for the year in which the differences were expected to reverse. See also Note 6.

                FILMWORLD, INC. - A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                        NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

Note 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued EARNINGS PER SHARE and OPTIONS:

Except as discussed immediately below, the earnings per share calculation is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period: 4,286,000 for December, 1999, and 779,266 for December 31, 1998 and 1997.

Currently outstanding is an option to purchase 37,000 shares at $5 per share. Except for 1998, the options were not included in the earnings per common share calculation, as the options are anti-dilutive. Fully diluted shares outstanding on December 31, 1998 were 816,266.

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from management's estimates.

ORGANIZATIONAL COSTS:
The Company has adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities" issued in April 1998 by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Pursuant to SOP 98-5, organizational costs are expensed as incurred instead of being capitalized and amortized.

Note 3 - AMOUNTS DUE ON NOTE AND CONTRACT

Amounts due under contract consisted of the following as of December 31, 1999, 1998 and 1997:

                                                           Balance Due
                                                    1999     1998        1997
Amount due on contract dated 7/23/99 to
Hidden Splendor Resources, payable on
demand with no interest                           $150,000     $ --     $   --

Note payable to  Whyteburg Limited Unsecured
payable on demand with interest a 12% per annum      9,334     --           --

                FILMWORLD, INC. - A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                        NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


A note dated 7/9/96, secured by an automobile,
payable at $356 per month including interest at
4.9% per annum                                           --            --          10,359
                                                   ----------      ----------    ----------

Total Notes Payable                                   159,334          --          10,359
Less Current Portion                                  159,334          --           3,855
                                                   ----------      ----------    ----------

Long Term Debt                                     $     --        $   --         $ 6,504
                                                   ==========      ==========    ==========

Note 4 - NOTE PAYABLE SHAREHOLDER

         Notes Payable to Shareholder consisted of the following as of December 31, 1999, 1998 1997:

                                                                                               Balance Due

                                                                                      1999        1998          1997
   Note Payable,  unsecured,  dated 12/31/97,  with interest  accruing at 6% per annum beginning 7/1/98.
   This note was forgiven in 1998                                                      --           --       $  197,864

During 1998, the Shareholder loaned additional amounts to the Company for a total payable of $308,466. The shareholder forgave the entire debt in 1998.

Note 5 - LEASE COMMITMENTS

All leases were surrendered during 1997. See also Note 3.

Note 6 - INCOME TAXES

The Company has net operating loss carry forwards of approximately $170,000, which can be carry forward to offset future taxable earnings until the year 2024. Prior losses will be of nominal value because of the change in ownership. See also Note 2.

Note 7 - DIVIDEND POLICY

The Company has paid no dividends since inception.

Note 9 - EXTRAORDINARY ITEM

In June of 1998, the Company liquidated a wholly owned subsidiary via a filing under Chapter 7 of the bankruptcy laws in the United States Bankruptcy Court for the Central District of California. The effects of the liquidation were reflected in the 1997 financial statements. See also Note 1.

                FILMWORLD, INC. - A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                        NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

Note 10- UNCERTAINTY REGARDING GOING CONCERN

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to continue as a going concern is dependent on attaining future profitable operations. If operations do not become profitable, then substantial doubt exists about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

--------------------------------------------------------------------------------
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

         There  have  been  no  disagreements  with  the  Company's  independent accountants over any item involving the Company's financial statements. The Company's independent accountants are W. Dale McGhie, Certified Public Accountant, Town & Country Plaza, 1539 Vassar Street, Reno, Nevada 89502.

PART III

--------------------------------------------------------------------------------
ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                  ACT
--------------------------------------------------------------------------------

(a)  Directors and Executive Officers

         As of December 31, 1999, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

                                                                                 Period Served As
Name                                Age           Position                       Officer/Director*
----                                ---           --------                       -----------------
Menahem Golan                       70       Chairman of the Board              7-19-99 to Present
                                             And a Director

John Daly                           62       President and Director             7-19-99 to Present

Alexander H. Walker, Jr.            73       Secretary and Director             7-1-99 to Present


Mark Tolner                         43       CEO, Treasurer                     7-19-99 to Present
                                             and Director

*The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

(b)      Business Experience:

         Menahem Golan, age 70, is the Chairman of the Board and a Director of FilmWorld, Inc. During the 1980's, Mr. Golan served as the Chairman of the Cannon Group, Inc., an independent film production company. Through the Cannon Group, Mr. Golan produced over 150 films, including "The Assault," a film which won the Academy Award in the category of best foreign film; "Love Streams"; "Satin Slippers"; "Runaway Train"; "Over the Top"; "Cobra"; "Little Dorrit"; "A Cry in the Dark"; "Hannah's War"; "Delta Force"; "Over the Brooklyn Bridge"; "The Magician of Lublin"; "Superman"; and "Operation Thunderbolt". Accordingly, Mr. Golan has extensive experience in producing motion pictures. In addition, Mr. Golan has directed motion pictures during the last five (5) years.

         John Daly, age 62, is the President and a Director of the Company. He has dedicated his life to entertainment and promotion and with a partner formed Hemdale which became one of the leading packagers, financiers and producers of motion pictures. The company won many Oscar nominations and other prestigious awards from around the World. Mr Daly has been responsible for over 100 productions including Oscar-winning Best Pictures, "Platoon" and "Last Emperor", the award winning "Hoosiers" and "At Close Range". Other films in which he and Hemdale participated include "The Terminator", the Cannes award winner "Images" as well as "The Triple Echo", "The Falcon and the Snowman" and "Hidden Agenda".

         Mark Tolner, age 43, is the CEO, Treasurer and a Director of the Company. Mr. Tolner is an International entrepreneur and senior-level executive with demonstrated ability to adapt very rapidly to new concepts and technologies with an extensive background in business, financial and investment management. Mr Tolner has a proven track record of success in top level corporate leadership both internationally and in the U.S. in start-up and turnaround situations as well as in joint ventures and acquisitions. During the last eight years his achievements include conceptualizing, negotiating, funding and managing the joint venture vehicle used in the expansion of the well-known, largest chain of specialist sandwich retailers in London, England, Pret a Manger and subsequently orchestrating a $250 million, fully funded, cash bid for the business by U.S. interests backed by Apax Ventures of London. Negotiating and funding the acquisition from a Danish Venture Capital company of a controlling interest in an innovative company with joint ventures in television data broadcasting with CNN and Reuters, and performing a substantial debt restructuring for the Brazilian State owned shipping line Lloyd Brasiliero cn.

         Alexander H. Walker, Jr., age 73, received his B.A. from Waynesburg College in 1950 and his J.D. from the University of Pittsburgh School of Law in 1952. Since 1956, Mr. Walker has been a practicing attorney, with his practice including trial and transactional work, with an emphasis on corporate securities matters. From 1955 to 1956, he served as the Attorney in Charge of the Salt Lake City, Utah Branch of the United States Securities and Exchange Commission, first serving as the Attorney Advisor for the Division of Corporate Finance in Washington, D.C. from 1954 to 1955. From 1956 through the present, Mr. Walker has maintained a private practice. He maintains licenses in both Utah and Pennsylvania.

(c)      Directors of Other Reporting Companies:

         Messrs. Daly, Walker and Tolner are officers and directors of Entertech Media Group, Inc., a corporation which filed a Form 10-SB with the Commission on or about June 11, 1999. As of the filing of this Form 10-SB, Entertech is responding to the comments from the Staff. Accordingly, Entertech has not made application for the trading of its shares on the OTC Bulletin Board market and Entertech's shares are not quoted on any quotation system.

         Mr. Walker also is a director of Talk Visual Corp. whose shares are traded under the symbol TVCP on the OTC Bulletin Board market, as well as an officer and director of Harvard Scientific Corp. whose shares are traded under the symbol "VGEN" on the Over-the-Counter NASDAQ Bulletin Board.

(d)      Employees:

         The officers and directors who are identified above are the significant employees of the Company.

(e)      Family Relationships:

         There are no family relationships between the directors, executive officers or any other person who may be selected as a director or executive officer of the Company.

(f)      Involvement in Certain Legal Proceedings:

         None of the officers, directors, promoters or control persons of the Company have been involved in the past five (5) years in any of the following:

         (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         (2) Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);


         (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any Court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         (4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

         The officers and directors who are identified above are significant employees of the Company.

(g)      Section 16a Beneficial Ownership Compliance

         Together with the filing of this Form 10-KSB, the officers, directors and beneficial owners of more than 10% of the Company's common stock are filing their initial statements of ownership on Form 3. To management's knowledge, such filings are the only filings made on Forms 3, 4 or 5 in connection with the Company's stock since the Company's charter was reinstated.

--------------------------------------------------------------------------------
ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The following table sets forth information about compensation paid or accrued by the Company during the years ended December 31, 1998, 1997 and 1996 to the Company's officers and directors. None of the Executive Officers of the Company earned more than $100,000 during the years ended December 31, 1998, 1997 and 1996.

                                                          Summary Compensation Table
                                                            Long Term Compensation
                             Annual Compensation       Awards                      Payouts
                           ---------------------    ------------                  ---------
                                                     (e)                       (g)
                                                    Other      (f)          Securities     (i)

 (a)                                                Annual   Restricted   Under-   (h)    Other
Name and                             (c)    (d)     Compen-  Stock        Lying    LTIP    Compen-
Principal                   (b)    Salary  Bonus    sation   Awards       Options/ Payouts sation
Position                    Year   $       ($)       ($)      ($)         SARs(#)   ($)     ($)
--------                   ------  ------  -----    ------   -----       --------  ------  -----
Mehahem Golan
Chairman of                1998    $ None  $ None  $ None    $ None        None     None    None
the Board                  1997    $ None  $ None  $ None    $ None        None     None    None
                           1996    $ None  $ None  $ None    $ None        None     None    None

John Daly
President and              1998    $ None  $ None  $ None    $ None        None     None    None
Director                   1997    $ None  $ None  $ None    $ none        None     None    None
                           1996    $ None  $ None  $ None    $ None        None     None    None

Alexander H. Walker, Jr.
Secretary and              1998    $ None  $ None  $ None    $ None        None     None    None
Director                   1997    $ None  $ None  $ None    $ None        None     None    None
                           1996    $ None  $ None  $ None    $ None        None     None    None

Mark Tolner
CEO, Treasurer             1998    $ None  $ None  $ None    $ None        None     None    None
and Director               1997    $ None  $ None  $ None    $ None        None     None    None
                           1996    $ None  $ None  $ None    $ None        None     None    None


         The Company has not compensated its management in the last three years due to the fact that the Company has not been engaged in business since 1990. However, the following table sets forth information about compensation paid or accrued during the years ended December 31, 1999, 1998 and 1997 to the Company's officers and directors. None of the Company's Executive Officers earned more than $100,000 during the years ended December 31, 1999, 1998 and 1997.

--------------------------------------------------------------------------------
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT
--------------------------------------------------------------------------------

(a)      5% Shareholders:

         The following information sets forth certain information as of December
31, 1999 about each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock:

                           (2)

(1)               Name and Address                          (3)                       (4)
Title             of Beneficial                      Amount and Nature of           Percent of
of Class          Owner                              Beneficial Ownership           Class
--------          ---------------                    --------------------           ----------

Common       Daly Consultants, Inc.                     2,922,247 1                   37.5%
             1255 Norman Place
             Los Angeles, CA 90212

Common       Belfair International, Inc.                2,922,247 2                   37.5%
             600 S. Curson Avenue, #347
             Los Angeles, CA   90036

Common       Mark Tolner                                1,168,898                     15.0%
             4929 Wilshire Blvd., Suite 830
             Los Angeles, CA    90010

Common       Hidden Splendor Resources                    459,450 3                    5.9%
             50 West Liberty Street, Suite 880
             Reno, NV   89501
     --------

         1 Such shares are beneficially owned by John Daly, President and a Director of FilmWorld, Inc., through his ownership and control of Daly Consultants, Inc. Daly Consultants, Inc. is the owner of record of all 2,922,247 shares.

         2 Such shares are beneficially owned by Menahem Golan, Chairman of the Board and a Director of FilmWorld, Inc., through his ownership and control of Belfair International, Inc. Belfair International, Inc. is the owner of record of all 2,922,247 shares.

         3 Such shares are beneficially owned by Alexander H. Walker, Jr., Treasurer and a Director of FilmWorld, Inc., through his ownership and control of Hidden Splendor Resources. Hidden Splendor Resources is the owner of record of all 459,450 shares.
                                      -16-

(b)      Security Ownership of Management:

                                                     (2)



(1)               Name and Address                          (3)                       (4)
Title             of Beneficial                      Amount and Nature of           Percent of
of Class          Owner                              Beneficial Ownership           Class
--------          ---------------                    --------------------           ----------

Common            John Daly                               2,922,247 4                 37.5%
                  1255 Norman Place
                  Los Angeles, CA 90049

Common            Menahem Golan                           2,922,247 5                 37.5%
                  600 S. Curson Avenue, #347
                  Los Angeles, CA 90036

Common            Mark Tolner                             1,168,898                   15.0%
                  4929 Wilshire Blvd., Suite 830
                  Los Angeles, CA    90010

Common            Alexander H. Walker, Jr.                459,450 6                    5.9%
                  50 West Liberty Street, Suite 880
                  Reno, Nevada  89501

Common            All Directors and                       7,472,842                   95.9%

                           Officers as a Group

(c)      Changes in Control:

         There is no arrangement which may result in a change in control.
  ---------

         4 Such shares are beneficially owned by John Daly, President and a Director of FilmWorld, Inc., through his ownership and control of Daly Consultants, Inc. Daly Consultants, Inc. is the owner of record of all 2,922,247 shares.

         5 Such shares are beneficially owned by Menahem Golan, Chairman of the Board and a Director of FilmWorld, Inc., through his ownership and control of Belfair International, Inc. Belfair International, Inc. is the owner of record of all 2,922,247 shares.

         6 Such shares are beneficially owned by Alexander H. Walker, Jr., Treasurer and a Director of FilmWorld, Inc., through his ownership and control of Hidden Splendor Resources is the owner of record of all 459,450 shares.

--------------------------------------------------------------------------------
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         During the past two (2) years, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's capital stock, except as follows:

         On July 19, 1999, the Company issued a total of 7,013,392 shares of its common stock to the following in the following amounts:

                  Daly Consultants, Inc.                 2,922,247
                  Belfair International, Inc.            2,922,247
                  Mark Tolner                            1,168,898

         The shares issued to Daly Consultants, Inc. and Belfair International, Inc. were issued in consideration for $50,000 in cash and the intellectual property purchased by the Company pursuant to the Exchange Agreement dated July 19, 1999. Such property had a value of at least $525,000. It is carried on the Company's financial statement at predecessor cost due to the relationship between directors and these shareholders. The shares issued to Mr. Tolner were issued in consideration for his future services to the Company. All such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

         The Company is indebted to Hidden Splendor Resources, Ltd. in the amount of $150,000. Alexander H. Walker, Jr. is the beneficial owner of Hidden Splendor Resources, Ltd. This debt is for legal and accounting services, transfer fees, filing fees and other expenses incurred as a result of this corporate reorganization.

-------------------------------------------------------------------------------
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

         To management's knowledge, the company has not filed any reports on Form 8-K during the last year or during the last five years.

Assigned Number            Description
---------------            -----------

(2)                        Plan of acquisition, reorganization, arrangement, liquidation, or
                           succession:      Included

(3)(ii)                    By-laws of the Company: Included

(4)                        Instruments defining the rights of holders including indentures:
                           None

(9)                        Voting Trust Agreement:   None

(10)                       Material Contracts: None

(11)                       Statement regarding computation of per share earnings:
                           Computations can be determined from financial statements.

(16)                       Letter on change in certifying accountant:   None

(21)                       Subsidiaries of the registrant:   None

(24)                       Power of Attorney:   None

(27)                       Financial Data Schedule:   Included

(99)                       Additional Exhibits:   None

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------



         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 7, 2000.

                              FILMWORLD, INC.
                              By:  /s/ Mark Tolner
                                   ---------------
                                   Mark Tolner
                                   Chief Executive Officer