Form 10QSB
period 2000-03-31
FILMWORLD INC
filed 2000-06-19
CIK 1096560

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the
                -------------------------------------------------
                             SECURITIES ACT OF 1934

                  For the Quarterly period ended March 31, 2000
                         Commission File Number 0-27599

                                 FILMWORLD, INC.
                                 ---------------
             (Exact Name of Registrant as Specified in Its Charter)

        Nevada                                                88-0224017
        ------                                                ----------
(State or Other Jurisdiction of                             (IRS Employer
 Incorporation or Organization)                          Identification No.)

                50 West Liberty Street, Suite 880, Reno, NV 89501
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's Telephone Number, Including Area Code (775) 324-6655


                    Common Stock, Par Value $0.001 Per Share
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   X    Yes        No
-------    -------
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                   11,030,000
                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                    -----------------------------------------
                                 On June 9, 2000
                                 ---------------

Traditional Small Business Disclosure Format (Check One):

  X    Yes       No
------    ------

ITEM 1.  Financial Statements


                 FILMWORLD, INC.--A DEVELOPMENT STAGE ENTERPRISE


                              Financial Information
                             For the Quarter ending
                                 March 31, 2000



         Balance Sheet - Assets
         Balance Sheet - Liabilities and Stockholders' Equity
         Statement of Operations
         Statement of Stockholder's Equity
         Statement of Cash Flows
         Notes to the Financial Statements

                 FILMWORLD, INC.--A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)

                                 BALANCE SHEETS

                                     ASSETS

                                                  March 31,  December 31,
                                                    2000        1999
                                                (Unaudited)  (Audited)
                                                  --------   --------
Current Assets:
     Cash and cash equivalents                    $    908   $     73
                                                  --------   --------
          Total Current Assets                         908         73
                                                  --------   --------
Property, Plant, & Equipment:
     Machines and  Equipment                         3,096      3,096
                                                  --------   --------

     Less: Accumulated Depreciation                    310        310
                                                  --------   --------

              Total Property, Plant & Equipment      2,786      2,786
                                                  --------   --------

Other Assets
     Film Inventory, story rights and scenarios    536,400    536,400
     Deposits                                          400        400
                                                  --------   --------

               Total Other Assets                  536,800    536,800
                                                  --------   --------

          TOTAL OTHER  ASSETS                     $540.493   $539,659
                                                  ========   ========

    The accompanying Notes are an integral part of these financial statements

                 FILMWORLD, INC.--A DEVELOPMENT STAGE ENTERPRISE

                       LIABLITIES AND STOCKHOLDERS' EQUITY

                                                              March 31,      December 31,
                                                                2000             1999
                                                            (Unaudited)        (Audited)
                                                           -------------    -------------
Current Liabilities:
     Accounts Payable                                      $           0    $       3,600
     Accrued Interest                                                300              300
     Current Portion of Long Term Debt                           150,000          159,335
                                                           -------------    -------------

        Total Current Liabilities                                150,300          163,235
                                                           -------------    -------------

Long Term Liabilities:
        Loan from Whyteburg                                        9,334             --
        Due Entertech Media Group                                  5,000             --
                                                           -------------    -------------

           Total Long Term Liabilities                            14,334             --
                                                           -------------    -------------

Stockholders' Equity:

     Common Stock, $.001 par value; 100,000,000 shares
        authorized;  13,768,022 and   7,848,517 shares
        issued  and  outstanding  at March 31,  2000 and
        December 31, 1999, respectively (Note 2)                   7,849            7,849
     Preferred Stock, $.001 par value,10,000,000 shares
        Authorized, none issued                                        0                0
     Additional paid-in capital                                  563,386          563,386
     Deficit accumulated during the development stage           (195,376)        (194,811)
                                                           -------------    -------------

        Total Stockholders' Equity                         $    (375,859)   $    (539,659)
                                                           -------------    -------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     540,493    $       1,910
                                                           =============    =============

    The accompanying Notes are an integral part of these financial statements

                 FILMWORLD, INC.--A DEVELOPMENT STAGE ENTERPRISE
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS



                                               Three Months Ended     Three Months Ended        Inception
                                            March 31      March 31,  March 31,    March 31,        To
                                              2000          1999       2000         1999        03/31/00
                                          (Unaudited)    (Audited)  (Unaudited)   (Audited)    (Unaudited)
                                           ---------    ----------   ---------    ----------    ---------
Net Sales                                  $    --      $     --     $    --      $     --           --
                                           ---------    ----------   ---------    ----------    ---------
Cost of Sales                                   --            --          --            --           --
                                           ---------    ----------   ---------    ----------    ---------
     Gross Profit                               --            --          --            --           --
                                           ---------    ----------   ---------    ----------    ---------
Operating Expenses:
  General and administrative expenses            565          --           565          --         45,076
  Research and development                      --            --          --            --           --
  Depreciation and amortization                 --            --          --            --           --
                                           ---------    ----------   ---------    ----------    ---------

      Total Operating Expenses                   565          --           565          --         45,076
                                           ---------    ----------   ---------    ----------    ---------

       Loss from Operations                     (565)         --          (565)         --        (45,076)
                                           ---------    ----------   ---------    ----------    ---------
Other Income (Expense):
  Other Income                                  --            --          --            --           --
  Forgiveness of debt                           --            --          --            --           --
  Organizational Costs                          --            --          --            --       (150,000)
  Interest Income                               --                        --            --           --
  Dividend Income                               --            --          --            --           --
  Interest Expense                              --            --          --            --           (300)
  Loss on disposition of Fixed Assets or
  Securities                                    --            --          --            --           --
                                           ---------    ----------   ---------    ----------    ---------

      Total Other Income and Expense            --            --          --            --       (150,300)
                                           ---------    ----------   ---------    ----------    ---------

Net Loss                                   $    (565)         --     $    (565)   $     --      $(195,376)
                                           =========    ==========   =========    ==========    =========

Loss per Common Share                      $    --            --     $    --      $       (0)   $     .02
                                           =========    ==========   =========    ==========    =========



   The accompanying Notes are an integral part of these financial statements.

                 FILMWORLD, INC.--A DEVELOPMENT STAGE ENTERPRISE

                       STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31,1996, 1997, 1998 AND 1999 AND THREE MONTHS ENDED
                           MARCH 31, 2000 (UNAUDITED)



                                                                                                         Accum.
                                                                           Additional                    Deficit
                                                   COMMON STOCK             Paid-in       Retained     Development
                                               Shares        Amount         Capital       Earnings        Stage
                                            -----------    -----------    -----------   -----------    -----------
   Balance December 31, 1996                  7,792,658    $     7,793    $ 1,134,798   $(1,036,013)          --
                                            -----------    -----------    -----------   -----------    -----------

Impact from 10-1 reverse split on 7/23/99    (7,013,392)        (7,014)         7,014          --             --
                                            -----------    -----------    -----------   -----------    -----------
Restated Balance-December 31, 1996              779,266            779    $ 1,141,812    (1,036,013)          --
                                            -----------    -----------    -----------   -----------    -----------

  Net loss for year ending Dec.31, 1997            --             --             --        (310,670)          --
                                            -----------    -----------    -----------   -----------    -----------

Balance December 31, 1997                       779,266            779    $ 1,141,812    (1,346,683)          --
                                            -----------    -----------    -----------   -----------    -----------
Stockholders' contribution to paid in
   capital                                         --             --            4,836          --             --
                                            -----------    -----------    -----------   -----------    -----------
Net profit for the year ending
   December 31, 1998                               --             --             --         185,818           --
                                            -----------    -----------    -----------   -----------    -----------
   Balance December 31, 1998                    779,236            779      1,146,648    (1,160,865)          --
                                            -----------    -----------    -----------   -----------    -----------
Stockholder's contribution to paid-in
    capital                                        --             --           12,883          --             --
                                            -----------    -----------    -----------   -----------    -----------
Issuance of shares for cash,
    Net of offering costs                       615,034            615         52,150          --             --
                                            -----------    -----------    -----------   -----------    -----------
Stock issued for services at
    part                                      1,168,898          1,169           --            --             --
                                            -----------    -----------    -----------   -----------    -----------
Stock issued for film inventory
    (at cost)                                 5,229,460          5,230        514,770          --             --
                                            -----------    -----------    -----------   -----------    -----------
Stock issued for services at par                 55,859             56           --            --             --
                                            -----------    -----------    -----------   -----------    -----------



   The accompanying Notes are an integral part of these financial statements.

                 FILMWORLD, INC.--A DEVELOPMENT STAGE ENTERPRISE


                       STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1999 AND
                THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)


                                                                     Additional
                                                Common Stock           Paid-in        Retained
                                           Shares         Amount       Capital        Earnings        Total
                                         -----------   -----------   -----------    -----------    -----------
Quasi Reorganization                            --            --      (1,163,065)     1,163,065           --

Net (loss) for the year ending                  --            --            --           (2,200)      (194,811)
   December 31, 1999

Balance December 31, 1999                  7,848,517   $     7,849    $ 563, 386    $    (2,200)   $  (194,811)


Net (loss) for the three months ending
   March 31, 2000                               --            --            --             (565)          --
                                         -----------   -----------   -----------    -----------    -----------

  Balance March 31, 2000                   7,848,517   $     7,849   $   563,386    $    (2,765)   $  (194,811)

                 FILMWORLD, INC.--A DEVELOPMENT STAGE ENTERPRISE

                            STATEMENTS OF CASH FLOWS

                                                                      1/13/87
                                            Three Months Ended   (Inception) to
                                            March        March         March
                                           31, 2000     31, 1999      31,2000
                                         (Unaudited)  (Unaudited)   (Unaudited)
                                          ---------    ---------    ---------
Reconciliation of Net Loss to Net Cash

 Operating Activities:
Net Loss                                  $    (565)           0    $(191,211)
                                          ---------    ---------    ---------
Adjustments to Reconcile Net Loss to

  Net Cash Provided by (Used in)
  Operating Activities:
    Depreciation                               --           --            310
    Stock for services                         --           --             56
    (Increase) Decrease in:
        Utility Deposits                       --           --           (400)


     Increase (Decrease) in:
         Accounts Payable                    (3,600)        --         (2,755)
         Other Current Liabilities             --           --            300
                                          ---------    ---------    ---------
  Net Cash Provided (Used) by
     Operating Activities                    (4,165)        --       (193,700)
                                          ---------    ---------    ---------


  Investment Activities:
     Investment in film rights                 --           --       (536,400)
     Investment in plant and equipment
                                               --           --         (3,096
                                          ---------    ---------    ---------
  Net Cash Provided by (Used in)
    Investment Activities                         0         --       (539,496)
                                          ---------    ---------    ---------

Financing Activities:

  Advance from Entertech Media Group          5,000         --           --

  Stockholder Loan                             --           --          9,335

  Contributions to Capital                     --           --        573,934

  Increase in long term debt                   --           --        150,000
                                          ---------    ---------    ---------
    Net Cash Provided (Used) in
        Investing Activities                  5,000         --        733,269
                                          ---------    ---------    ---------
   Increase (Decrease) in Cash and Cash
       Equivalents                              835         --             73
   Cash at Beginning of Period                   73         --              0
                                          ---------    ---------    ---------
   Cash at End of Year                          908         --             73
                                          =========    =========    =========

                FILMWORLD, INC. - A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                       NOTES TO THE FINANCIALS STATEMENTS
                MARCH 31, 2000, DECEMBER 31, 1999, 1998 AND 1997


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS:

FilmWorld,  Inc. ("the Company") is a Development State Enterprise as defined by
FASB  statement  No.  7,   "Accounting   and  Reporting  by  Development   State
Enterprises."

The Company was originally organized under the laws of the State of Nevada on December 23, 1986, under the name Hair Life Inc. The Company became inactive during 1987 and remained inactive until September 1, 1994. On September 1, 1994, the shareholders of Hair Life, Inc. and the "The Patterson Group" (a California S Corporation) approved a reverse acquisition agreement whereby The Patterson Group became a wholly owned subsidiary of Hair Life, Inc., in exchange for 4,500,000 shares of common stock (after giving effect to a reverse stock split) of Hair Life. Hair Life, Inc. then changed its name to The Patterson Group. The Patterson Group changed its capitalization by a reverse split of the then outstanding common stock of one new share for each forty old shares. The Patterson Group conducted operation via 2 subsidiaries until approximately June 1998, at which time one subsidiary sought relief under Chapter 7 of the bankruptcy laws in the United States Bankruptcy Court for the Central District of California. The effects of the bankruptcy were reflected in the 1997 audit of The Patterson Group. Another subsidiary, APF Holdings (fka Blue Parrot Holdings) also discontinued operations in 1998, after which time The Patterson Group transferred all interest in it to the majority shareholder of The Patterson Group. By December 31, 1998, The Patterson Group had discontinued all operations and remained dormant until May 1999.

In May of 1999, the majority shareholder of The Patterson Group sold his common stock in The Patterson Group (equaling approximately 90% of the outstanding common stock). On or about July 18, 1999, the new shareholders funded the Company with $50,000 and film rights with a cost basis of $525,000 (which is also the current fair market value) after given effect to a ten for one reverse split and changing the corporate name to FilmWorld, Inc. The Company authorized a capitalization of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. All references in the accompanying financial statements to the number of common shares and the per-share amounts for 1997 and 1998 have been restated to reflect the reverse split and authorized capitalization.

On July 19, 1999, the stockholders of the Company approved a plan of informal quasi reorganization. This plan eliminated its then retained deficit of $1,163,065 and lowered additionally paid in capital by the same amount.

The Company is currently in the motion picture production and distribution business.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPALS OF CONSOLIDATION:

These financial statements were consolidated during 1997 and 1998 to include the account of The Patterson Group and its wholly owned subsidiaries. All significant inter- company accounts and transactions were eliminated in the consolidated statements.

CASH EQUIVALENTS:

The Company records as cash equivalents all highly liquid short-term investments with original maturities of three months of less.

INVENTORIES:

Inventories are stated at the lower of cost or market. Film costs are segregated between current and non-current assets. Unamortized cost of films released, completed films not released and television films in production under contract of sale are current assts. All other capitalized film costs are classified as non-current assets.

                FILMWORLD, INC. - A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                       NOTES TO THE FINANCIALS STATEMENTS
                MARCH 31, 2000, DECEMBER 31, 1999, 1998 AND 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

EARNINGS PER SHARE and OPTIONS:

Except as discussed immediately below, the earnings per share calculation is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period: 7.848,517 for the three months ended March 31, 2000, 4,286,000 for December, 1999, and 779, 266 for December 31, 1998
and 1997.

Currently outstanding is an option to purchase 37,000 shares at $5 per share. Except for 1998, the options were not included in the earnings per common share calculation, as the options are anti-dilutive. Fully diluted shares outstanding on December 31, 1998 were 816,266.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actually results could differ from management's estimates.

ORGANIZATIONAL COSTS:
The Company has adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities" issued in April 1998 by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Pursuant to SOP 98-5, organizational costs are expensed as uncured instead of being capitalized and amortized.

                FILMWORLD, INC. - A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                       NOTES TO THE FINANCIALS STATEMENTS
                MARCH 31, 2000, DECEMBER 31, 1999, 1998 AND 1997

NOTE 3 - AMOUNTS DUE ON NOTE AND CONTRACT:

Amounts due under contract consisted of the following as of December 31, 1999, 1998 and 1997:

                                                                                            Balance Due
                                                                                   1999         1998     1997
                                                                                 --------     --------  --------

Amount due on contract dated 7/23/99 to Hidden Splendor Resources,               $150,000     $   0     $     0
Ltd. payable on demand with no interest

Note payable to Whyteburg Limited, unsecured, payable on demand                     9,335         0           0
with interest at 12% per annum

A note dated 7/9/96, secured by an automobile, payable at $356 per                      0         0      10,359
                                                                                 --------     --------  --------
month, including interest at 4.9% per annum
                                                                                                              -
Total Notes Payable                                                               159,335         0
Less Current Portion                                                             -159,335         0      -3,855
                                                                                 --------     --------  --------

Long Term Debt                                                                   $            $         $
                                                                                 --------     --------  --------

NOTE 4 - NOTE PAYABLE SHAREHOLDER:

Notes Payable to Shareholder consisted in the following as of December 31, 1999, 1998, and 1997:

                                                                                   1999         1998        1997
                                                                                 --------     --------  --------

Note Payable, unsecured, dated 13/31/97, with interest accruing at                  -           -       $197,864
6% per annum beginning 7/1/98.  This note was forgiven in 1998.

During 1998, the Shareholder loaned additional amounts to the Company for a total payable of $308,466. The shareholder forgave the entire debt in 1998.

NOTE 6 - LEASE COMMITMENTS:

All leases were surrendered during 1997. See also Note 3.

NOTE 6 - INCOME TAXES:

The Company has net operating loss carry forwards of approximately $195,000, which can be carry forward to offset future taxable earnings until the year 2024. Prior losses will be of nominal value because of the change in ownership. See also Note 2.

NOTE 7 - DIVIDEND POLICY:

The Company has paid no dividends since inception


NOTE 9 - EXTRAORDINARY ITEM:

In June of 1998, the Company liquidated a wholly owned subsidiary via a filing under Chapter 7 of the bankruptcy laws in the United States Bankruptcy Court for the Central District of California. The effects of the liquidation were reflected in the 1997 financial statements. See also Note 1.

                FILMWORLD, INC. - A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                       NOTES TO THE FINANCIALS STATEMENTS
                MARCH 31, 2000, DECEMBER 31, 1999, 1998 AND 1997


NOTE 10 - UNCERTAINTY REGARDING GOING CONCERN:

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

ITEM 2:  Management's Discussion and Analysis or Plan of Operation


Plan of Operation

         Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities
Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, the Company's ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

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

         Once the Company begins to generate fees from the production of its films and sees profits being derived from the release and sale of its completed films, management is confident that the Company will easily be able to meet its modest overhead requirements. The Company will then have sums available for the acquisition of further rights to scripts and screenplays that it can then develop on an on-going basis.

                                     PART II
                                Other Information

ITEM 1:  Legal Proceedings

         The Company is not party to, and none of the Company's property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings that will have a materially adverse effect upon the Company's financial condition or operation.

ITEM 2:  Changes in Securities and Use of Proceeds

         None.

ITEM 3:  Defaults Upon Senior Securities

         None.

ITEM 4:  Submission of Matters to a Vote of Security Holders

         No matters have been submitted to a vote of the security holders during the period covered by this report through the solicitation of proxies or otherwise.

ITEM 5:  Other Information

         None.

ITEM 6:  Exhibits and Reports on Form 8-K

A.       Exhibits

   (2)   Plan of acquisition, reorganization, liquidation or succession:
         NONE.

   (3)   (i)  Articles of Incorporation *
         (ii) By-laws *

  (27)   Financial Data Schedule.

* Incorporated by reference from the Registrant's Form 10-SB.

B.  Reports on Form 8-K.

         The Registrant did not file reports on Form 8-K during the quarter covered by this report.



Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 19, 2000.

                               FILMWORLD, INC.

                               By /s/ Mark Tolner
                               ------------------
                                      Mark Tolner
                                      Chief Executive Officer