Form 10QSB
period 2000-06-30
FILMWORLD INC
filed 2000-08-21
CIK 1096560

1

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the
                -------------------------------------------------
                             SECURITIES ACT OF 1934

                  For the Quarterly period ended June 30, 2000
                         Commission File Number 0-27599

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

[X] Yes  [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                    7,848,517
                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                    -----------------------------------------
                               On August 18, 2000
                                 ---------------

Traditional Small Business Disclosure Format (Check One):

[X] Yes  [ ] No

ITEM 1.  Financial Statements

                 FILMWORLD, INC.--A DEVELOPMENT STAGE ENTERPRISE


                              Financial Information

                             For the Quarter ending

                                  June 30, 2000

         Balance Sheet - Assets

         Balance Sheet - Liabilities and Stockholders' Equity
         Statement of Operations
         Statement of Stockholder's Equity
         Statement of Cash Flows
         Notes to the Financial Statements

                 FILMWORLD, INC.--A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)

                                 BALANCE SHEETS

                                     ASSETS

                                                  June 30,  December 31,
                                                    2000        1999
                                                (Unaudited)  (Audited)
                                                  --------   --------
Current Assets:
     Cash and cash equivalents                    $    881   $     73
                                                  --------   --------
          Total Current Assets                         881         73
                                                  --------   --------
Property, Plant, & Equipment:
     Machines and  Equipment                         3,096      3,096
                                                  --------   --------

     Less: Accumulated Depreciation                    310        310
                                                  --------   --------

              Total Property, Plant & Equipment      2,786      2,786
                                                  --------   --------

Other Assets

     Film Inventory, story rights and scenarios    536,400    536,400
     Deposits                                          400        400
                                                  --------   --------

               Total Other Assets                  536,800    536,800
                                                  --------   --------

          TOTAL OTHER  ASSETS                     $540.466   $539,659
                                                  ========   ========

    The accompanying Notes are an integral part of these financial statements

                 FILMWORLD, INC.--A DEVELOPMENT STAGE ENTERPRISE

                            BALANCE SHEET (CONTINUED)
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

Stockholders' Equity:

     Common Stock, $.001 par value; 100,000,000
        shares authorized; 7,848,517 and 7,848,517
        shares issued and outstanding at June 30, 2000
        and December 31, 1999, respectively (Note 2)               7,849            7,849
     Preferred Stock, $.001 par value,10,000,000 shares
        Authorized, none issued                                        0                0
     Additional paid-in capital                                  563,386          563,386
     Deficit accumulated during the development stage           (195,403)        (194,811)
                                                           -------------    -------------

        Total Stockholders' Equity                         $    (375,832)   $    (539,659)
                                                           -------------    -------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     540,466    $       1,910
                                                           =============    =============



    The accompanying Notes are an integral part of these financial statements

                 FILMWORLD, INC.--A DEVELOPMENT STAGE ENTERPRISE
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                               Three Months Ended      Six Months Ended        Inception
                                            June 30,     June 30,   June 30,      June 30,        To
                                              2000         1999       2000         1999        06/30/00
                                          (Unaudited)   (Audited)  (Unaudited)   (Audited)    (Unaudited)
                                           ---------    --------   ---------    -----------    ---------
Net Sales                                  $    --      $   --     $    --      $      --           --
                                           ---------    --------   ---------    -----------    ---------
Cost of Sales                                   --          --          --             --           --
                                           ---------    --------   ---------    -----------    ---------
     Gross Profit                               --          --          --             --           --
                                           ---------    --------   ---------    -----------    ---------
Operating Expenses:
  General and administrative expenses             27        --           592           --         45,103
  Research and development                      --          --          --             --           --
  Depreciation and amortization                 --          --          --             --           --
                                           ---------    --------   ---------    -----------    ---------

      Total Operating Expenses                    27        --           592           --         45,103
                                           ---------    --------   ---------    -----------    ---------

       Loss from Operations                      (27)       --          (592)          --        (45,103)
                                           ---------    --------   ---------    -----------    ---------
Other Income (Expense):
  Other Income                                  --          --          --             --           --
  Forgiveness of debt                           --          --          --             --           --
  Organizational Costs                          --          --          --             --       (150,000)
  Interest Income                               --                      --             --           --
  Dividend Income                               --          --          --             --           --
  Interest Expense                              --          --          --             --           (300)
  Loss on disposition of Fixed Assets or
  Securities                                    --          --          --             --           --
                                           ---------    --------   ---------    -----------    ---------

      Total Other Income and Expense            --          --          --             --       (150,300)
                                           ---------    --------   ---------    -----------    ---------

Net Loss                                   $     (27)       --     $    (592)   $      --      $(195,403)
                                           =========    ========   =========    ===========    =========

Loss per Common Share                      $    --          --     $    --      $        (0)   $     .02
                                           =========    ========   =========    ===========    =========


   The accompanying Notes are an integral part of these financial statements.

                 FILMWORLD, INC.--A DEVELOPMENT STAGE ENTERPRISE

                       STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31,1996, 1997, 1998 AND 1999 AND THREE MONTHS ENDED
                           JUNE 30, 2000 (UNAUDITED)


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

                 FILMWORLD, INC.--A DEVELOPMENT STAGE ENTERPRISE


                       STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1999 AND
                THE THREE MONTHS ENDED JUNE 30, 2000 (UNAUDITED)


                                                                      Additional
                                                Common Stock           Paid-in        Retained
                                           Shares         Amount       Capital        Earnings        Total
                                         -----------   -----------   -----------    -----------    -----------
Quasi Reorganization                            --            --      (1,163,065)     1,163,065           --

Net (loss) for the year ending                  --            --            --           (2,200)      (194,811)
   December 31, 1999

Balance December 31, 1999                  7,848,517   $     7,849   $  563, 386    $    (2,200)   $  (194,811)


Net (loss) for the three months ending
   March 31, 2000                               --            --            --             (565)          --
                                         -----------   -----------   -----------    -----------    -----------

  Balance March 31, 2000                   7,848,517   $     7,849   $   563,386    $    (2,765)   $  (194,811)

Net (loss) for the three months ending
   June 30, 2000                                                                            (27)

Balance June 30, 2000                      7,848,517   $     7,849   $   563,386    $    (2,792)    $ (194,811)


   The accompanying Notes are an integral part of these financial statements.

                 FILMWORLD, INC.--A DEVELOPMENT STAGE ENTERPRISE

                            STATEMENTS OF CASH FLOWS

                                                                     1/13/87
                                            Six  Months Ended      (Inception)
                                             June         June       to June
                                           30, 2000     30, 1999     30,2000
                                         (Unaudited)  (Unaudited)  (Unaudited)
                                          ---------    ---------    ---------
Reconciliation of Net Loss to Net Cash

 Operating Activities:
Net Loss                                  $    (592)           0    $(197,603)
                                          ---------    ---------    ---------
Adjustments to Reconcile Net Loss to

  Net Cash Provided by (Used in)
  Operating Activities:
    Depreciation                               --           --            310
    Stock for services                         --           --             56
    (Increase) Decrease in:
        Utility Deposits                       --           --           (400)

     Increase (Decrease) in:
         Accounts Payable                    (3,600)        --         (2,755)
         Other Current Liabilities             --           --            300
                                          ---------    ---------    ---------
  Net Cash Provided (Used) by
     Operating Activities                    (4,192)        --       (193,727)
                                          ---------    ---------    ---------

  Investment Activities:
     Investment in film rights                 --           --       (536,400)
     Investment in plant and equipment
                                               --           --         (3,096)
                                          ---------    ---------    ---------
  Net Cash Provided by (Used in)
    Investment Activities                         0         --       (539,496)
                                          ---------    ---------    ---------

Financing Activities:

  Advance from Entertech Media Group          5,000         --           --

  Stockholder Loan                             --           --          9,335

  Contributions to Capital                     --           --        573,934

  Increase in long term debt                   --           --        150,000
                                          ---------    ---------    ---------
    Net Cash Provided (Used) in

        Investing Activities                  5,000         --        733,269
                                          ---------    ---------    ---------
   Increase (Decrease) in Cash and Cash

       Equivalents                              808         --            881
   Cash at Beginning of Period                   73         --              0
                                          ---------    ---------    ---------
   Cash at End of Period                        881         --            881
                                          =========    =========    =========

   The accompanying Notes are an integral part of these financial statements.

                FILMWORLD, INC. - A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                       NOTES TO THE FINANCIALS STATEMENTS
                JUNE 30, 2000, DECEMBER 31, 1999, 1998 AND 1997


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

                FILMWORLD, INC. - A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                       NOTES TO THE FINANCIALS STATEMENTS
                JUNE 30, 2000, DECEMBER 31, 1999, 1998 AND 1997

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

                FILMWORLD, INC. - A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                       NOTES TO THE FINANCIALS STATEMENTS
                JUNE 30, 2000, DECEMBER 31, 1999, 1998 AND 1997

NOTE 3 - AMOUNTS DUE ON NOTE AND CONTRACT:

Amounts due under contract consisted of the following as of December 31, 1999, 1998 and 1997:



                                                                                            Balance Due
                                                                                   1999         1998     1997
                                                                                 --------     --------  --------
Amount due on contract dated 7/23/99 to Hidden Splendor Resources,               $150,000     $   0     $     0
Ltd. payable on demand with no interest

Note payable to Whyteburg Limited, unsecured, payable on demand                     9,335         0           0
with interest at 12% per annum

A note dated 7/9/96, secured by an automobile, payable at $356 per                      0         0      10,359
                                                                                 --------     --------  --------
month, including interest at 4.9% per annum
                                                                                                              -
Total Notes Payable                                                               159,335         0
Less Current Portion                                                             -159,335         0      -3,855
                                                                                 --------     --------  --------

Long Term Debt                                                                   $   --       $   --    $   --
                                                                                 --------     --------  --------



NOTE 4 - NOTE PAYABLE SHAREHOLDER:

Notes Payable to Shareholder consisted in the following as of December 31, 1999, 1998, and 1997:

  1999         1998        1997
--------     --------    --------

  -            -         $197,864

Note Payable, unsecured, dated 13/31/97, with interest accruing at 6% per annum beginning 7/1/98. This note was forgiven in 1998.

During 1998, the Shareholder loaned additional amounts to the Company for a total payable of $308,466. The shareholder forgave the entire debt in 1998.

NOTE 5 - LEASE COMMITMENTS:

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


NOTE 8 - EXTRAORDINARY ITEM:

In June of 1998, the Company liquidated a wholly owned subsidiary via a filing under Chapter 7 of the bankruptcy laws in the United States Bankruptcy Court for the Central District of California. The effects of the liquidation were reflected in the 1997 financial statements. See also Note 1.

NOTE 9 - UNCERTAINTY REGARDING GOING CONCERN:

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

         The second quarter was a very quiet quarter for the Company which has been awaiting relisting on the OTC Bulletin Board. The Company did not incur any direct costs nor did it expend any funds.

         The management and shareholders of the Company continued to investigate possible film projects for the Company to develop and maintained their efforts to dsvelop funding for two of the screenplays owned by the Company.

         It is anticipated that the activities of the Company will expand upon the relisting of its shares.

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

Dated: August 18, 2000
                               FILMWORLD, INC.

                               By /s/ Mark Tolner
                               ------------------
                                      Mark Tolner
                                      Chief Executive Officer