Form 10QSB
period 2000-09-30
FILMWORLD INC
filed 2000-11-20
CIK 1096560

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the
                -------------------------------------------------
                             SECURITIES ACT OF 1934

                  For the Quarterly period ended September 30, 2000
                         Commission File Number 0-27599

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

                                    7,848,517

                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                    -----------------------------------------
                                 On November 15, 2000
                                 ---------------

Traditional Small Business Disclosure Format (Check One):

  X    Yes       No

------    ------

ITEM 1.  Financial Statements

                 FILMWORLD, INC.--A DEVELOPMENT STAGE ENTERPRISE


                              Financial Information
                             For the Quarter ending

                               September 30, 2000



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

                 FILMWORLD, INC.--A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                                 BALANCE SHEETS

                                     ASSETS

                                     ------

                                               September 30,  December 31,
                                                    2000          1999
                                                (Unaudited)    (Audited)
                                                  --------     --------
Current Assets:
     Cash and cash equivalents                    $    853     $     73
                                                  --------     --------
          Total Current Assets                         853           73
                                                  --------     --------
Property, Plant, & Equipment:
     Machines and  Equipment                         3,096        3,096
                                                  --------     --------

     Less: Accumulated Depreciation                    310          310
                                                  --------     --------

              Total Property, Plant & Equipment      2,786        2,786
                                                  --------     --------

Other Assets

     Film Inventory, story rights and scenarios    536,400      536,400
     Deposits                                          400          400
                                                  --------     --------

               Total Other Assets                  536,800      536,800
                                                  --------     --------

          TOTAL OTHER  ASSETS                     $540,439     $539,659
                                                  ========     ========

    The accompanying Notes are an integral part of these financial statements

                 FILMWORLD, INC.--A DEVELOPMENT STAGE ENTERPRISE
                            BALANCE SHEET (CONTINUED)

                    LIABLITIES AND STOCKHOLDERS' EQUITY
                    -----------------------------------



                                                  September 30,  December 31,
                                                      2000          1999
                                                  (Unaudited)     (Audited)
                                                   ---------     ---------

Current Liabilities:
     Accounts Payable                               $       0     $   3,600
     Accrued Interest                                     300           300
     Current Portion of Long Term Debt                150,000       159,335
                                                    ---------     ---------

        Total Current Liabilities                     150,300       163,235
                                                    ---------     ---------

Long Term Liabilities:
        Loan from Whyteburg                             9,334          --
        Due Entertech Media Group                       5,000          --
                                                    ---------     ---------

           Total Long Term Liabilities                 14,334          --
                                                    ---------     ---------

Stockholders' Equity:

     Common Stock, $.001 par value; 100,000,000 shares authorized; 7,848,517 and 7,848,517 shares issued and outstanding at Sept 30, 2000 and December 31, 1999,

        respectively (Note 2)                           7,849         7,849
     Preferred Stock, $.001
        par value,10,000,000 shares
        Authorized, none issued                             0             0
     Additional paid-in capital                       563,386       563,386
     Deficit accumulated during

        the development stage                        (195,430)     (194,811)
                                                    ---------     ---------

    Total Stockholders' Equity                      $ 375,805     $ 376,424
                                                    ---------     ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 540,439     $   1,910
                                                    =========     =========



    The accompanying Notes are an integral part of these financial statements


                 FILMWORLD, INC.--A DEVELOPMENT STAGE ENTERPRISE
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS





                                               Three Months Ended      Nine Months Ended       Inception
                                            Sept 30,      Sept 30,   Sept 30,      Sept 30,        To
                                              2000          1999       2000         1999        09/30/00
                                          (Unaudited)    (Audited)  (Unaudited)   (Audited)    (Unaudited)
                                           ---------    ----------   ---------    ----------    ---------

Net Sales                                  $    --      $     --     $    --      $     --           --
                                           ---------    ----------   ---------    ----------    ---------
Cost of Sales                                   --            --          --            --           --
                                           ---------    ----------   ---------    ----------    ---------
     Gross Profit                               --            --          --            --           --
                                           ---------    ----------   ---------    ----------    ---------
Operating Expenses:  General

and administrative expenses                      27         29,514       619          29,514      45,130

  Research and development                      --            --          --            --           --
  Depreciation and amortization                 --            --          --            --           --
                                           ---------    ----------   ---------    ----------    ---------

      Total Operating Expenses                   27         29,514       619          29,514      45,130
                                           ---------    ----------   ---------    ----------    ---------

       Loss from Operations                     (27)       (29,514)     (619)        (29,514)    (45,130)
                                           ---------     ----------   ---------    ----------   ---------
Other Income (Expense):
  Other Income                                  --            --          --            --           --
  Forgiveness of debt                           --            --          --            --           --
  Organizational Costs                          --        (150,000)      --         (150,000)   (150,000)
  Interest Income                               --                        --            --           --
  Dividend Income                               --            --          --            --           --
  Interest Expense                              --            --          --            --          (300)
  Loss on disposition of Fixed Assets or
  Securities                                    --            --          --            --           --
                                           ---------    ----------   ---------    ----------    ---------
     Total Other Income and Expense            --          (150,000)      --        (150,000)   (150,300)
                                           ---------    ----------   ---------    ----------    ---------

Net Loss                                   $    (27)    $(179,514)  $   (619)   $  (179,514)  $ (195,430)
                                           =========    ==========   =========    ==========    =========

Loss per Common Share                      $    --      $    (.03)  $    --      $      (.03)  $    (.03)
                                           =========    ==========   =========    ==========    =========

   The accompanying Notes are an integral part of these financial statements.


                 FILMWORLD, INC.--A DEVELOPMENT STAGE ENTERPRISE
                       STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31,1996, 1997, 1998 AND 1999 AND NINE MONTHS ENDED
                         SEPTEMBER 30, 2000 (UNAUDITED)





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


                 FILMWORLD, INC.--A DEVELOPMENT STAGE ENTERPRISE
                       STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1999 AND
              THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)



                                                                      Additional

                                                Common Stock           Paid-in        Retained
                                           Shares         Amount       Capital        Earnings        Total
                                         -----------   -----------   -----------    -----------    -----------

Quasi Reorganization                            --            --      (1,163,065)     1,163,065           --

Net (loss) for the year ending                  --            --            --           (2,200)      (194,811)
   December 31, 1999

Balance December 31, 1999                  7,848,517   $     7,849    $ 563, 386    $    (2,200)   $  (194,811)


Net (loss) for the three months ending
   March 31, 2000                               --            --            --             (565)          --
                                         -----------   -----------   -----------    -----------    -----------

  Balance March 31, 2000                   7,848,517   $      7,849   $  563,386    $    (2,765)   $  (194,811)

Net (loss) for the three months ending
   June 30, 2000                                                                            (27)

Balance June 30, 2000                      7,848,517   $      7,849   $  563,386    $   (2,792)    $  (194,803)

Net (loss( for the three months ending
   September 30, 2000                                                                       (27)

Balance September 30, 2000                 7,848,517   $      7,849   $  563,386    $    (2,819)   $  (195,430)

                 FILMWORLD, INC.--A DEVELOPMENT STAGE ENTERPRISE
                            STATEMENTS OF CASH FLOWS

                                                                         1/13/87

                                            Nine  Months Ended    (Inception) to
                                            Sept         Sept          Sept
                                           30, 2000     30, 1999      30,2000
                                         (Unaudited)  (Unaudited)   (Unaudited)
                                          ---------    ---------    ---------
Reconciliation of Net Loss to Net Cash

 Operating Activities:
Net Loss                                  $    (619)           0    $(195,430)
                                          ---------    ---------    ---------
Adjustments to Reconcile Net Loss to

  Net Cash Provided by (Used in)
  Operating Activities:
    Depreciation                               --           --            310
Stock for services                             --           --             56
    (Increase) Decrease in:
        Utility Deposits                       --           --           (400)


     Increase (Decrease) in:
         Accounts Payable                    (3,600)        --         (2,755)
         Other Current Liabilities             --           --            300
                                          ---------    ---------    ---------
  Net Cash Provided (Used) by

     Operating Activities                    (4,219)        --       (197,919)
                                          ---------    ---------    ---------


  Investment Activities:
     Investment in film rights                 --           --       (536,400)
     Investment in plant and equipment
                                               --           --         (3,096)
                                          ---------    ---------    ---------
  Net Cash Provided by (Used in)
    Investment Activities                         0         --       (539,496)
                                          ---------    ---------    ---------

Financing Activities:

  Advance from Entertech Media Group          5,000         --          5,000

  Stockholder Loan                             --           --          9,335

  Contributions to Capital                     --           --        573,934

  Increase in long term debt                   --           --        150,000
                                          ---------    ---------    ---------
    Net Cash Provided (Used) in

        Investing Activities                  5,000         --        738,269
                                          ---------    ---------    ---------
   Increase (Decrease) in Cash and Cash

       Equivalents                              780         --            853
   Cash at Beginning of Period                   73         --              0
                                          ---------    ---------    ---------
   Cash at End of Period                        853         --            853
                                          =========    =========    =========

                FILMWORLD, INC. - A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                       NOTES TO THE FINANCIALS STATEMENTS
              SEPTEMBER 30, 2000, DECEMBER 31, 1999, 1998 AND 1997


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS:

FilmWorld,  Inc. ("the Company") is a Development State Enterprise as defined by
FASB  statement  No.  7,   "Accounting   and  Reporting  by  Development   State
Enterprises."

The Company was originally organized under the laws of the State of Nevada on December 23, 1986, under the name Hair Life Inc. The Company became inactive during 1987 and remained inactive until September 1, 1994. On September 1, 1994, the shareholders of Hair Life, Inc. and the "The Patterson Group" (a California S Corporation) approved a reverse acquisition agreement whereby The Patterson Group became a wholly owned subsidiary of Hair Life, Inc., in exchange for4,500,000 shares of common stock (after giving effect to a reverse stock split) of Hair Life. Hair Life, Inc. then changed its name to The Patterson Group. The Patterson Group changed its capitalization by a reverse split of the then outstanding common stock of one new share for each forty old shares. The Patterson Group conducted operation via 2 subsidiaries until approximately June 1998, at which time one subsidiary sought relief under Chapter 7 of the bankruptcy laws in the United States Bankruptcy Court for the Central District of California. The effects of the bankruptcy were reflected in the 1997 audit of The Patterson Group. Another subsidiary, APF Holdings (fka Blue Parrot Holdings) also discontinued operations in 1998, after which time The Patterson Group transferred all interest in it to the majority shareholder of The Patterson Group. By December 31, 1998, The Patterson Group had discontinued all operations and remained dormant until May 1999.

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

                FILMWORLD, INC. - A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                       NOTES TO THE FINANCIALS STATEMENTS
              SEPTEMBER 30, 2000, DECEMBER 31, 1999, 1998 AND 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NATURE OF BUSINESS:

FilmWorld is a producer, seller of motion pictures. They currently have rightsto several screenplays, which they will produce movies of in the near future.

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

                FILMWORLD, INC. - A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                       NOTES TO THE FINANCIALS STATEMENTS
              SEPTEMBER 30, 2000, DECEMBER 31, 1999, 1998 AND 1997

NOTE 3 - AMOUNTS DUE ON NOTE AND CONTRACT:

Amounts due under contract consisted of the following as of December 31, 1999,1998 and 1997:


                                                                                            Balance Due
                                                                                   1999         1998     1997
                                                                                 --------     --------  --------


Amount due on contract dated 7/23/99 to Hidden Splendor Resources,               $150,000     $   0     $     0
Ltd. payable on demand with no interest

Note payable to Whyteburg Limited, unsecured, payable on demand                     9,335         0           0
with interest at 12% per annum

A note dated 7/9/96, secured by an automobile, payable at $356 per                      0         0      10,359
                                                                                 --------     --------  --------
month, including interest at 4.9% per annum
                                                                                                              -
Total Notes Payable                                                               159,335         0
Less Current Portion                                                             -159,335         0      -3,855
                                                                                 --------     --------  --------

Long Term Debt                                                                   $            $         $
                                                                                 --------     --------  --------

NOTE 4 - NOTE PAYABLE SHAREHOLDER:

Notes Payable to Shareholder consisted in the following as of December 31, 1999, 1998, and 1997:

    1999       1998         1997
     --         --           --
  --------  --------      --------



Note Payable, unsecured, dated 13/31/97, with interest accruing at
              $197,864
6% per annum beginning 7/1/98.  This note was forgiven in 1998.


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

                FILMWORLD, INC. - A DEVELOPMENT STAGE ENTERPRISE
                 (Formerly American Pacific Financial Services)
                       NOTES TO THE FINANCIALS STATEMENTS
                SEPTEMBER 30, 2000, DECEMBER 31, 1999, 1998 AND 1997


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

ITEM 2:  Management's Discussion and Analysis or Plan of Operation

         The second and third quarters were very quiet quarters for the Company which has been awaiting relisting on the OTC Bulletin Board. The Company did not incur any direct costs nor did it expend any funds.

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

         The third quarter was very quiet for the Company, which had been awaiting relisting on the OTC Bulletin Board. The Company did not incur any direct costs nor did it expend any funds.

         Management continued to investigate possible film projects for the Company to develop and maintained its efforts to develop funding for two of the screenplays owned by the Company.

                                     PART II
                                Other Information

ITEM 1:  Legal Proceedings

         Except as listed herein, the Company is not party to, and none of the Company's property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings that will have a materially adverse effect upon the Company's financial condition or operation.

         On or about November 4, 1999, the Kidani Trust, Clarence E. Jackson and Robert H. Nakata filed a verified complaint in the Circuit Court of the First Circuit of the State of Hawaii and named as defendants Daniel C. Patterson, Kathleen Patterson, American Pacific Financial Services, Inc. and several "Doe" defendants. The action was assigned civil number 99-4110-11 in the court in Hawaii. American Pacific Financial Services, Inc. is the Company's former name. Mr. Patterson is a former officer and director of the Company. The complaint alleges that in January of 1999, Mr. Patterson, on behalf of the Company, then known as American Pacific Financial Services, Inc., executed a promissory note in the amount of $140,000 in favor of the Kidani Trust as a negotiated settlement of monies plaintiffs claimed they were owed. Mr. Patterson denies that he ever executed such a note, either in his individual capacity or on behalf of the Company.

         Service of process is disputed and the Company claims it never had notice of this action until after plaintiffs entered defendants' default and cause a default judgment to be entered. Defendants, having been made aware of the action after the default judgment was entered, have filed a motion to have the default set aside. The motion is pending. Defendants intend to vigorously defend themselves and the Company intends to take all action to protect its rights.

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

Dated: November 17, 2000
                               FILMWORLD, INC.

                               By /s/ Mark Tolner

                               ------------------
                                      Mark Tolner
                                      Chief Executive Officer