Form 10KSB
period 2000-12-31
FILMWORLD INC
filed 2001-03-09
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]      TRANSITION  REPORT UNDER SECTION 13 OR 15 (d) OF THE  SECURITIES ACT OF
         1934

                     For the period ended December 31, 2000

                         Commission file number 0-27599


                                 FILMWORLD, INC.
                                 ---------------
                 (Name of Small Business Issuer in its Charter)



           Nevada                                                 88-0222729
           ------                                                 ----------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                      1650 Meadow Wood Lane, Reno, NV 89502
                      -------------------------------------
              (Address of principal executive offices) (Zip Code)

Issuer's Telephone number:   (775) 829-1310
                            ---------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
         -------------------          -----------------------------------------
            Common Stock                            Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.001 Per Share
                    ----------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB.
[X]

         State issuer's revenues for its most recent fiscal year: The Issuer has not had any revenue for the year ended December 31, 2000.

         State the aggregate market value of the voting and non-voting common equity held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: On March 6, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of which the common equity was sold on that date, equals $10,513,912.

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

         On September 1, 1994, an Exchange Agreement was executed between the Company and the stockholders of The Patterson Group, Inc., a California corporation, whereby the California corporation was acquired as a wholly-owned subsidiary of the Company. This transaction resulted in a name change for the Company to The Patterson Group, Inc., a reverse split of the Company's stock of 40 to 1, and the issuance to the stockholders of the California corporation of 4,500,000 shares. Until 1996, the Company's business of providing hazardous waste transportation was conducted through its wholly-owned subsidiary. During 1996, the subsidiary ceased its operations. In June of 1998, the subsidiary sought relief under Chapter 7 of the Bankruptcy laws of the United States Bankruptcy Court for the Central District of California. During 1997, the Company organized another subsidiary, APF Holdings to conduct its business. As part of this reorganization, the Company changed its name to American Pacific Financial Services. APF Holdings ceased doing business in 1998.

         On July 19, 1999, the Company entered into an Exchange Agreement under the terms of which the Company acquired certain assets of Daly Consultants, Inc., a California corporation, and Belfair International, Inc., a corporation organized pursuant to the laws of the Isle of Jersey, in exchange for 7,013,392 shares of common stock of the Company. The assets acquired were motion picture movie scripts and $50,000 in cash.

         As part of the Company's reorganization in July of 1999, the Company's name was changed to FilmWorld, Inc. and the Company's issued and outstanding shares underwent a ten (10) for one (1) reverse split. This reverse split was effective prior to the issuance of the 7,013,392 shares pursuant to the Exchange Agreement.

         On December 4, 2000, the Company entered into an Exchange Agreement with GRD, Inc., a Nevada corporation. Under the terms of the Exchange Agreement, GRD obtained equity and management control of the Company by exchanging all of the issued and outstanding shares of GRD for 20,000,000 shares of the Company's common stock. The Exchange Agreement represented not only a change in control of the Company, but a change in the Company's principal line of business as well.

         GRD operates under the name of SulphCo, Inc. and is engaged in the business of developing and marketing a process for removing sulfur from crude and fuel oils. SulphCo's principal business is licensing it's proprietary technology through a self-contained petroleum desulfurization unit that removes sulfur from crude oils, lighter distillates and fuel oils. SulphCo has developed a proprietary closed loop "sulfur polishing" unit, which can be scaled to treat large or small volumes of petroleum product. The unit operates at ambient temperature and atmospheric pressure as a "plugs-in" to existing infrastructure.

         As part of the transaction with GRD, Inc., two of the Company's former directors, namely John Daly and Menahem Golan, resigned their positions with the Company. The Company's former President, Mark Tolner, also resigned. In addition, the Company returned the assets associated with the Company's film production and distribution operations to the entities contributing those assets. In this regard, the Company received 1,168,898 shares from the Company's former President, Mark Tolner; 2,922,247 shares from Daly Consultants, Inc.; and 2,872,247 shares from Belfair International, Ltd. John Daly and Mark Tolner retained a combined total of 100,000 shares of the Company's common stock and $50,000 in cash each in connection with their resignations and Menahem Golan also retained 100,000 shares of the Company's common stock in connection with his resignation and withdrawal from the Company's operations.

         As of December 31, 2000, there were issued and outstanding 21,200,000 shares of the Company's authorized shares of common stock and as of March 6, 2001, there were 22,712,800 shares issued and outstanding.

         Except as described above, to management's knowledge, the Company has not been subject to bankruptcy, receivership or any similar proceeding.

         The Company maintains offices at 1650 Meadow Wood Lane, Reno, Nevada 89502. The Company owns all of its assets as shown on the attached financial statements as of December 31, 2000.


(b)      BUSINESS OF THE ISSUER

(1)      Principal Products and Services and Their Markets

         The Company's principal business is licensing it's proprietary technology through a self-contained petroleum desulfurization unit that removes sulfur from crude oils, lighter distillates and fuel oils. These proprietary closed-loop "sulfur polishing" units will be scaled to treat large or small volumes of petroleum product. They will operate at ambient temperature and atmospheric pressure and will have a relatively small "footprint" compared with existing desulfurization equipment.

         The market for the Company's product will be the producers of crude oils, and refined products. Efficient sulfur removal in crude oil provides profound economic advantages in the oil industry by equalizing price differentials between high sulfur crude oils and residual fuel oils and allowing greater use of domestic reserves that are currently underutilized because of their high sulfur content. Refiners and fuel distributors are faced with the challenge of meeting tough new and proposed regulations in a cost effective way. U.S. refineries have decreased in numbers from more than 350 in 1945 to 155 currently, with less than 95 of these facilities producing diesel. The reduction in refineries is due in part to the large capital expenditures necessary to run a modern facility. Refiners need new technologies because existing technologies are inadequate and enormously expensive in terms of capital cost, infrastructure and operational expenses. Current methods of using light sweet crude as feed stock, or hydro treating to remove sulfur, will not be sufficient to obtain regulated low sulfur levels. Light sweet crude reserves are limited, expensive and will continue to rise in price as demand increases. Hydrotreating is a dangerous and expensive procedure, requiring high heat and pressure. The
Company's desulfurizing technology provide a cost effective solution that enables refiners, oil producers and fuel distributors to meet mandated sulfur limits.

(2)      Distribution Methods

         The Company is marketing it's technology domestically and internationally to petroleum refiners, crude oil producers, fuel distributors and other strategic partners. In this regard, the Company currently is pursuing a working relationship with an established company in the oil industry. The Company has entered into negotiations with Bechtel Corp. for the development and marketing of working systems which utilize the Company's technology. Through this relationship, or other working relationships should negotiations with Bechtel fail, the Company will create a working unit which embodies the Company's technology and will market that unit to the Company's intended customers.

(3)      Status of Publicly Announced New Products or Services

         On December 4, 2000, the Company issued a press release announcing the terms of the Company's restructuring pursuant to the Exchange Agreement with GRD, Inc. (SulphCo). The press release outlined the identity of the new officers and directors of the Company, and the Company's new business endeavors.

         On January 4, 2001, the Company issued a press release announcing the execution of a Memorandum of Understanding with Bechtel Corp., under the terms of which the parties would attempt to develop and working relationship whereby Bechtel would provide technical management and directly related services to develop, manage, engineer, build and operate installations of mechanical systems which embody the Company's technology for customers worldwide. The press release indicated that Bechtel would undertake a due diligence investigation of SulphCo's proprietary technology and if reasonably satisfied with the commercial potential, good faith negotiations to establish a business relationship will ensue.

         On January 9, 2001, the Company issued a press release announcing the signing of a Memorandum of Understanding with Sinclair Oil Corp. The press release described the terms of the Memorandum of Understanding with Sinclair. On completion of satisfactory due diligence, Sinclair and SulphCo will negotiate a formal business relationship where Sinclair will purchase the first production model and Beta test the SulphCo technology. Sinclair also would have a short term option to take a 15% equity stake in SulphCo's parent company, FilmWorld, Inc.

(4)      Competitive Business Conditions

         The Company is a new entrant in the market for  development and sale of
equipment  to  the  oil  industry.   The  Company  faces   well-established  and
well-funded competition.

         The Company intend to compete in this industry by entering into working relationships with established participates in the industry and using the financial and experience of such participates to help the Company overcome the obstacles it faces as a new entry into the market.

(5)      Dependence on Major Customers

         As indicated throughout this Item 1, the Company is in a reorganizational stage and is in the process of industrializing its proprietary technology. At this point in time, the Company has a pending order from Sinclair Oil. The Company is dependent on building relationships with established participates in the oil industry in order to develop and market its products and services.

(6)      Patents, Trademarks, Licenses, Copyrights, etc.

         The Company's subsidiary, GRD, Inc., doing business as SulphCo,Inc., owns a pending patent application for a desulfurization process for the removal of organic sulfur from fossil or petroleum-derived fuels. This technology, which operates at atmospheric pressure and low heat, produces environmentally friendly fuels.

         The Company attempts to minimize unauthorized duplication of its process by a variety of methods, however, there can be no assurance that unauthorized duplication will not occur. The Company attempts, and will continue to attempt, to protect its desulfurization process by relying on patent laws and non-disclosure and confidentiality agreements with its employees and certain other persons who have access to its proprietary technology.

(7) Governmental Approval, Effect of Governmental Regulations and Costs and Effects of Compliance with Environmental Laws

         The Environmental Protection agency (the "EPA") has issued new regulations that will require the nation's oil refineries to remove 97% of the sulfur from diesel fuel by the year 2006. The new rule will require modern emission controls on new trucks and buses, as well as cleaner diesel fuel. The

EPA estimates that this combination will cut pollution from such vehicles by 95 percent, annually preventing 8,300 premature deaths and 23,000 bronchitis cases, and helping avoid more than 750,000 asthma attacks and related symptoms.

         Diesel exhaust is associated with several air-quality concerns. It contributes to ozone, smog's chief ingredient. It contains tiny soot particles linked to several health problems. And officials of federal, international and California agencies regard it as a potential or probable carcinogen. The new regulations state that fuel cannot contain more than 15 parts per million of sulfur. Current regulations set sulfur levels in fuels at a maximum of 500 parts per million. The Company anticipates that these new regulations will have a significant impact on the fuel oil industry. The Company's technology is designed to reduce sulfur in crude oils by 80% and reduce sulfur in lighter distillates by 98%. Such technology is designed to reduces sulfur levels in fuels to levels of 10 to 15 parts per million.

(8)      Research and Development in the Last Two Years

         The Company is engaged in a vigorous research and development program for its technology. In this regard, the Company maintains a strong relationship with the University of Southern California. Among the immediate goals of the Company's research and development program are the refinement of its continuous flow system and expansion of the range of petroleum products that can be desulfurized with the Company's technology. During the past two years, SulphCo's research and development costs have totaled $275,000. During that time, all of SulphCo's business efforts were spent on research and development. As the notes to the Company's financial statements indicate, the Company has a contract with Professor T. F. Yen at the University of Southern California wherein he performs research for the Company. The original agreement required payments of $100,000 each in 1999 and 2000. In 2000 an additional $75,000 was paid. The contract was extended through 2001 for an additional $100,000.

(9)      Employees

         As of March 1, 2001, the Company had three (3) full-time employees and three (3) part-time employees. The five (5) officers and directors of the Company also perform services on behalf of the Company but do so on a non-exclusive basis. None of the Company's employees or independent contractors are subject to a collective bargaining agreement and the Company believes its relations with its employees and independent contractors are good.

(c)      Reports to Security Holders

         The Company is a "reporting company" and it files reports with the Securities and Exchange Commission. In this regard, the Company files quarterly reports on Form 10-QSB, annual reports on Form 10-KSB and as required files reports on Form 8-K. To the extent that the Company is required to deliver annual reports to security holders through its status as a reporting company, the Company shall deliver annual reports. Also, to the extent the Company is required to deliver annual reports by the rules or regulations of any exchange upon which the Company's shares are traded, the Company shall deliver annual reports. If the Company is not required to deliver annual reports, the Company will not go the expense of producing and delivering such reports. If the Company is required to deliver annual reports, they will contain audited financial statements as required.

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

--------------------------------------------------------------------------------
ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

(1) Principal Plants and Property and Description of Real Estate and Operating Data.

         The Company's executive offices are located at 1650 Meadow Wood Lane, Reno, Nevada 89502.

(2)      Investment Policies

         The Company's plan of operations is focused on the development of its proprietary technology and marketing endeavors described in Item (1) of this part. Accordingly, the Company has no particular policy regarding each of the following types of investments:

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


--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         The Company is not party to, and none of the Company's property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings that will have a materially adverse effect upon the Company's financial condition or operation, except as follows:

         On or about November 4, 1999, the Kidani Trust, Clarence E. Jackson and Robert H. Nakata filed a complaint in the Circuit Court of the First Circuit, State of Hawaii naming themselves as plaintiffs and Daniel Patterson, Kathleen Patterson and American Pacific Financial Services, Inc.("APFS") as defendants. The action is listed as civil number 99-4110-11 in that court. In that complaint, plaintiff allege that the Patterson solicited money from plaintiff for investment in a company named Blue Parrot. Plaintiff allege that Blue Parrot is "an unincorporated related company to APFS." Plaintiff claim that they gave the Patterson $160,000 and that the Mr. Patterson later executed a promissory note in favor of plaintiffs in the amount of $140,000. Plaintiffs claim that Mr. Patterson executed that promissory note as "CEO of APFS." Plaintiffs seek to collect on that note against all defendants. Plaintiff complaint lists counts for breach of contract, securities fraud, civil conspiracy and unfair business practices. Plaintiffs pray for an award of "special, consequential, general and punitive damages, plus treble damages pursuant to Chapter 480 of the Hawaii Revised Statutes, plus their costs and attorneys fees. Mr. Patterson did not make management of the Company aware of the existence of this complaint.

         Plaintiffs obtained a default judgment against defendants on or about May 12, 2000. After the Company became aware of the action, it filed a motion in this action to have the default judgment set aside. That motion was granted on or about September 11, 2000.

         The  parties  to  this   litigation   have  entered   into   settlement
negotiations and discovery has been put on hold pending those negotiations.

         The Company is confident that it faces no serious exposure from this litigation now that the default judgment has been set aside. Plaintiffs have not produced the original of any signed promissory note. Further, the Company contends that plaintiffs gave the Company no consideration for any note signed by Mr. Patterson. It appears that plaintiffs invested in a venture with the Pattersons that did not involve the Company. Plaintiff now seek to have the Company pay for plaintiffs' bad investment with the Pattersons.

         In any event, the Company in a party to indemnity agreements which would cover any exposure the Company faces from this litigation. Accordingly, this litigation will not impact upon the Company's operations.


--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the securities holders, through the solicitation of proxies. Any shareholder action taken during that time was taken via consent of a majority of shareholders pursuant to applicable state law.

                                    PART II

--------------------------------------------------------------------------------
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

a.       Market Information:

         Quotations for the Company's common stock are made on the system of the National Association of Securities Dealers, Inc. ("NASDAQ"), known on the Over the Counter Bulletin Board under the symbol "FWLD".

         The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated as reported by the Research Department of the NASDAQ Stock Market, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Research Department of the NASDAQ Stock Market, Inc. has indicated that high/low bid information is unavailable for certain periods :

         Common Stock
         Quarter Ended                       High Bid          Low Bid
         -------------                       --------          -------
         December 31, 2000                       $ 4.50            $0.25
         September 30, 2000                 Unavailable      Unavailable
         June 30, 2000                      Unavailable      Unavailable
         March 31, 2000                     Unavailable      Unavailable
         December 31, 1999                  Unavailable      Unavailable
         September 30, 1999                     $  5.00          $ 1.125
         June 30, 1999                          $  0.18          $ 0.0313
         March 31, 1999                         $  0.125         $ 0.0313

b.       Holders:

         There were approximately 196 holders of record of the Company's common stock as of March 1, 2001.

c.       Dividends

         There have been no cash dividends declared on any class of the Company's stock in the last two fiscal years. The Company's ability to pay dividends has been limited by the Company's lack of cash available to pay such dividends. Management does not anticipate that dividends will be in the future.

d. Issuances of Shares in the Last Three Years:

         On July 19, 1999, the Company issued a total of 7,013,392 shares of its common stock to the following in the following amounts:

         Daly Consultants, Inc.                   2,922,247
         Belfair International, Inc.              2,922,247
         Mark Tolner                              1,168,898

         The shares issued to Daly Consultants, Inc. and Belfair International, Inc. were issued in consideration for $50,000 in cash and the intellectual property purchased by the Company pursuant to the Exchange Agreement dated July 19, 1999. Such property had a value of at least $525,000. It is carried on the Company's financial statement at predecessor cost due to the relationship between directors and these shareholders. The shares issued to Mr. Tolner were issued in consideration for his services to the Company. All such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares. As part of the transaction with GRD, Inc., described in Item 1 above, two of the Company's former directors, namely John Daly and Menahem Golan, resigned their positions with the Company. The Company's former President, Mark Tolner, also resigned. In addition, the Company returned the assets associated with the Company's film production and distribution operations to the entities contributing those assets. In this regard, the Company received 1,168,898 shares from the Company's former President,

Mark Tolner; 2,922,247 shares from Daly Consultants, Inc.; and 2,872,247 shares from Belfair International, Ltd. John Daly and Mark Tolner retained a combined total of 100,000 shares of the Company's common stock and received $50,000 in cash in connection with their resignations and Menahem Golan also retained 100,000 shares of the Company's common stock in connection with his resignation and withdrawal from the Company's operations.

         On September 15, 1999, 5,000 shares were issued to Morgounova Corp. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

         On October 29, 1999, the following shares were issued:

         Registered Owner                   No.  Shares

         Marlene Vallen                             160
         George Newberry                            600
         Christina Miller                           100

         All such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

         On  December  9,  1999,  the  Company  issued  50,000  shares  to  John
Smallcombe. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

         On January 27, 2000, the Company issued the following shares:

         Registered Owner                        No. Shares

         Harry Holman                                14,875
         Alexander H. Walker III                    200,000

         All such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

         On December 4, 2000, the Company issued 20,000,000 shares of its common stock in accordance with the terms of the Exchange Agreement between the Company and GRD, Inc. (SulphCo) as follows:

         Registered Owner                        No. Shares

         Rudolph Gunnerman                       12,000,000
         Kristina Gunnerman                       2,000,000
         Peter Gunnerman                          2,000,000
         Alex Paior                               2,000,000
         Mark T. Cullen                           2,000,000

         The shares issued were issued in consideration for cash and the proprietary technology acquired by the Company pursuant to the Exchange Agreement dated December 4, 2000. Such cash and patent had a value of at least $4,000,000. All such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

         On February 14, 2001, the company issued the following shares:

         Registered Owner                        No. Shares

         R. W. Gunnerman                            700,000
         M. T. Cullen                               120,000
         Erika Herrmann                             292,800

         All such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

         On February 21, 2001, the company issued 400,000 shares to Sutton Ventures Group. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

--------------------------------------------------------------------------------
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

         Statements contained herein that are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that expectation reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, with limitation: well established competitors who have substantially greater financial resources and longer operating histories, changes in the regulatory environment in which the Company competes, and access to sources of capital.

Plan of Operation

1.       Completion of Reorganization

         During the first quarter of 2001, the Company intends to complete its change in business focus from the entertainment industry to its intended participation in the oil refining industry. In this regard, management intends to take appropriate action to change the Company's name and possibly merge the Company's wholly-owned subsidiary, GRD, Inc., doing business as SulphCo., into the Company. It is management's intention to eventually operate the Company under the name SulphCo, Inc. Management also likely will change the symbol under which the Company's shares are traded on the Over the Counter Bulletin Board from FWLD to a symbol which relates to the Company's new name or business.

         Management also is exploring the possibility of obtaining a listing for the Company shares on the NASDAQ Small Cap market. In order to obtain such a listing, the Company must meet certain eligibility requirements set by NASDAQ. No commitment has been made by management to apply for a listing on the NASDAQ Small Cap Market.

2.       Business Plans

         During 2001, the Company intends, with it's marketing partner Bechtel to formalize it business relationships with third parties for the completion of an industrial design for the Company's proprietary technology. The Company expects due diligence being performed by two such third parties will be complete by mid March, 2001. At that point the Company intends to move forward with the design of industrial units and plans to be in a position to produce a test unit for Beta testing by Sinclair Oil Company before the end of September 2001. Thereafter the Company intends to make appropriate changes to the design of the industrial units as may be prudent given the results of the Beta testing. The Company plans call for the marketing and sale of the industrial units before the end of 2001.

         The Company will market a completed design for industrial units through its business relationship with third parties who participate in the design of the units. In this regard, the Company's plans on formalizing a long-term relationship with Bechtel, Inc., a well-established company in the world-wide markets for the location, extraction, transportation and refinement of petroleum products.

         The Company estimates that its operating expenses for 2001 will be as follows:

                  Wages                     $   831,000
                  R & D                     $   300,000
                  Outside Serv.             $    93,000
                  G & A                     $   494,000
                  Depreciation              $    24,000
                  Total                     $ 1,742,000

         The Company intends to fund operations with cash generated from the private sales of the Company's common stock near the end of 2000 and in early 2001. Such sales have generated $2,300,000 in cash and such cash should be sufficient to meet the Company's operating needs for the next 12 months.

         The time frames set forth above may be adversely affected by factors such as unforeseen delays in the design of the Beta testing unit and unforeseen problems which are discovered when the Beta unit is tested.

         The Company's plans also could be adversely impacted by the patenting process for the devises and methods which comprise the Company's proprietary technology. In this regard, the need to keep aspects of the Company's technology secret during the patenting process could delay the Company's plans to bring its proprietary technology to market.

         If the Company is required to initiate litigation to protect its interest in its proprietary technology or is required to defend an action challenging the Company's interest, the costs and delays associated with such litigation could negatively impact on the Company's ability to bring the proprietary technology to market.

         Also, any delays or unforeseen impasses in developing a working relationship with Bechtel, Inc. or other third-party in connection with design, development, testing and eventual marketing of industrial units for the proprietary technology would have not only impact on the timing of the Company's business plan and could entirely disrupt such plans and prevent the Company from bringing the proprietary technology to market.

3.       Research and Development

         The Company will continue its research and development program during 2001 in order to facilitate the development of the design and manufacturing of industrial units which embody the Company's proprietary technology. Management anticipates that its research and development costs will be approximately $300,000 in 2001. A. Stated above, the Company will pay for said costs with cash it has received from the private sale of its common stock.

4.       Facilities and Personnel

         In late February and early March of 2001, the Company moved into its new facility at 1650 Meadow Wood Lane, Reno, Nevada. The Company new facilities include a research laboratory as well as the Company's business offices. The Company expect to employee approximately 12 people at any one time as part of its business plans for 2001, though the Company may experience an increase or decrease in that number as its needs require and as is normal in general business operations.

--------------------------------------------------------------------------------
ITEM 7.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------





                                 FILMWORLD, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2000 AND 1999

                                 FILMWORLD, INC.
                            AND SUBSIDIARY GRD, INC.
                                TABLE OF CONTENTS
                           ------------------------

                                                                      Page
                                                                       No.
                                                                      ----
 ACCOUNTANT'S AUDIT REPORT                                             F-1

 FINANCIAL STATEMENTS

             Balance Sheets                                         F-2 - F-3

             Statements of Operation                                   F-4

             Statements of Changes in Stockholder's Equity             F-5

             Statements of Cash Flows                                  F-6

 NOTES TO FINANCIAL STATEMENTS                                      F7  - F-11

                          INDEPENDENT AUDITOR'S REPORT



To the Board of  Directors
FilmWorld, Inc.

I have audited the accompanying consolidated balance sheets of FilmWorld, Inc. and subsidiary (a development stage company) as of December 31, 2000 and 1999, the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three years then ended, and from inception of development stage through December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the Company's financial position as of December 31, 2000 and 1999, and the results of their operations, changes in stockholders' equity, and their cash flows for the three years then ended, in conformity with generally accepted accounting principals.
/s/ Dale McGhie
---------------
    Dale McGhie
    Reno, Nevada
    February 12, 2001

                    FILMWORLD, INC. AND SUBSIDIARY GRD, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS
                                     ------

                                                   2000       1999
                                                 --------   --------
CURRENT ASSETS
    Cash                                         $ 98,010   $     73
    Stock Subscription Receivable (Note 6)        208,500       --
    Other Receivables                              18,435       --
                                                 --------   --------

    Total Current Assets                          324,945         73
                                                 --------   --------

PROPERTY, PLANT & EQUIPMENT
    Machines and Equipment (Notes 2 and 3)        393,613      3,096
    Furniture and Fixtures                         19,057       --
                                                 --------   --------

                                                  412,670      3,096
    Less Accumulated Depreciation                  21,171        310
                                                 --------   --------

    Total Property, Plant & Equipment             391,499      2,786
                                                 --------   --------



OTHER ASSETS
    Patent Costs (Note 2)                          15,843       --
    Film inventory, story rights and scenarios       --      536,400
    Deposits                                         --          400
                                                 --------   --------

    Total Other Assets                             15,843    536,800
                                                 --------   --------

    TOTAL ASSETS                                 $732,287   $539,659
                                                 ========   ========


     The accompany notes are an integral part of these financial statements


                    FILMWORLD, INC. AND SUBSIDIARY GRD, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                              2000             1999
                                                                           ---------        ---------
CURRENT LIABILITIES

    Account Payable                                                        $  18,754        $   3,600
    Accrued Expenses                                                          33,427              300
    Contract Payable - shareholder (Note 5)                                  200,000          150,000
    Note Payable - Stockholder (Note 5)                                      100,000             --
    Note Payable (Note 4)                                                       --              9,335
                                                                           ---------        ---------

    Total Current Liabilities                                                352,181          163,235
                                                                           ---------        ---------


    Deferred Income Taxes - Note 2                                              --               --
                                                                           ---------        ---------

STOCKHOLDERS' EQUITY

    Preferred stock: 10,000,000 shares
      authorized ($.001 par value), none issued
    Common Stock: 100,000,000 shares

      authorized, ($.001 par value) issued and                                  --               --
      and outstanding 21,200,000 shares on December
      31, 2000 and 7,848,517 shares on December 31 1999                       21,200            7,849
    Additional Paid in Capital                                               622,136          563,386
    Stock Subscribed (Note 6)                                                    820
    Deficit accumulated during development
       stage (July 16, 1999 in connection with quasi reorganization)        (264,050)        (194,811)
                                                                           ---------        ---------

    Total Stockholder's Equity                                               380,106          376,424
                                                                           ---------        ---------


                                                                           $ 732,287        $ 539,659
                                                                           =========        =========

     The accompany notes are an integral part of these financial statements


                    FILMWORLD, INC. AND SUBSIDIARY GRD, INC.
                             STATEMENTS OF OPERATION
         FOR THE YEARS ENDING DECEMBER 31, 2000, 1999 AND 1998 AND FROM
    INCEPTION OF DEVELOPMENT STAGE (JULY 16, 1999) THROUGH DECEMBER 21, 2000

                                                                                                               from inception
                                                                                                               of development
                                                            2000              1999              1998               stage
                                                         ---------          ---------          ---------         ---------

REVENUE                                                  $    --            $    --            $ 289,230         $    --
                                                         ---------          ---------          ---------         ---------

OPERATING EXPENSES

    Labor Costs                                             35,519               --               92,862            35,518
    Outside Services                                         9,417             22,435               --              31,852
    Travel                                                   1,959             16,644               --              18,603
    General and Administrative Expenses                     22,345              7,632             53,583            27,777
                                                         ---------          ---------          ---------         ---------

        Total Operating Expenses                            69,240             46,711            146,445           113,750
                                                         ---------          ---------          ---------         ---------

Operating Income (Loss)                                    (69,240)           (46,711)           142,785          (113,750)

OTHER INCOME / (EXPENSE)

    Organizational Costs (Note 2)                             --             (150,000)              --            (150,000)
    Interest Expense                                          --                 (300)              --                (300)
    Forgiveness of Debt                                       --                 --               43,033              --
                                                         ---------          ---------          ---------         ---------

NET INCOME (LOSS) BEFORE INCOME

TAXES                                                      (69,240)          (197,011)           185,818          (264,050)
     Provision for Income Taxes  (Notes 2 and 8)              --                 --                 --                --
                                                         ---------          ---------          ---------         ---------

    NET INCOME (LOSS)                                    $ (69,240)         $(197,011)         $ 185,818         $(264,050)
                                                         =========          =========          =========         =========

Earnings (Loss ) Per Common Share (Note 2)               $  (0.007)         $  (0.010)         $   0.238
                                                         =========          =========          =========
Fully diluted earnings (loss) per common share
    (Note 2)                                                                                   $   0.227
                                                                                               =========

     The accompany notes are an integral part of these financial statements


                    FILMWORLD, INC. AND SUBSIDIARY GRD, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                 FOR THE YEARS ENDING DECEMBER 31, 2000 AND 1999

                                                                                                                        Deficit
                                                         Capital                                                       Accumulated
                                                          Stock                           Paid-in         Retained     During Dev.
                                              Number                 Amount               Capital         Earnings        Stage
                                           -----------            -----------            -----------    -----------    -----------

Balance, December 31, 1997                     779,266                    779              1,141,812     (1,346,683)          --
Stockholder's contribution to                     --
    paid in capital                               --                     --                    4,836           --             --
Net profit for the year ending                    --
    December 31, 1998                             --                     --                     --          185,818           --
                                           -----------            -----------            -----------    -----------    -----------


Balance, December 31, 1998                     779,266                    779              1,146,648     (1,160,865)          --
Stockholder's Contribution to
    paid in capital                               --                     --                   12,883           --             --
Stock issued for cash                          615,034                    615                 52,150           --             --
Stock issued for services at par             1,168,898                  1,169                   --             --             --
Stock  issued for film inventory
    (at cost)                                5,229,460                  5,230                514,770           --             --
Stock issued for services at par                55,859                     56                   --             --             --
Quasi Reorganization                              --                     --               (1,163,065)     1,163,065           --
Net (loss) for the year
    ending December 31, 1999                      --                     --                     --           (2,200)      (194,810)
                                           -----------            -----------            -----------    -----------    -----------


Balance, December 31, 1999                   7,848,517                  7,849                563,386           --         (194,810)

Stock Relinquished                          (6,648,517)                (6,649)              (477,252)          --             --
Stock Issued on Acquisition
    Of GRD, Inc.                            20,000,000                 20,000                536,412           --             --

Net (loss) for the year ending
    December 31, 2000                             --                     --                     --             --          (69,240)
                                           -----------            -----------            -----------    -----------    -----------

Balance, December 31, 2000                  21,200,000            $    21,200            $   622,136    $      --      $  (264,050)
                                           ===========            ===========            ===========    ===========    ===========

Stock Subscribed (Note 6)                      820,000            $       820
                                           ===========            ===========

     The accompany notes are an integral part of these financial statements


                    FILMWORLD, INC. AND SUBSIDIARY GRD, INC.
                            STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDING DECEMBER 31, 2000,1999 AND 1998 AND FROM
    INCEPTION OF DEVELOPMENT STAGE (JULY 16, 1999) THROUGH DECEMBER 31, 2000

                                                                                                                From inception
                                                                                                                of development
                                                             2000              1999               1998               stage
                                                          ---------          ---------          ---------          ---------
Cash Flows  Operating Activities:

Net Income (Loss)                                         $ (69,240)         $(197,011)         $ 185,818          $(264,050)
    Adjustments to Reconcile Net Income
     to Net Cash provided by operating activities
      Depreciation and Amortization                           6,718                310             15,492              7,028
    Stock for services                                         --                   56               --                   56
      Forgiveness of Debt                                      --                 --             (308,466)              --
    (Increase) Decrease in:
      Change in Receivable                                   (1,500)              --                 --               (1,500)
      Change on Other Assets                                  4,050               (400)             3,316              4,450
    Increase (Decrease) in:
      Change in Accounts Payable                             17,463             (5,994)            (8,540)            18,308
      Change in Other Current Liability                      24,191                300               --               24,491
                                                          ---------          ---------          ---------          ---------
    Net Cash Provided (Used) by

        Operating Activities                                (18,318)          (202,739)          (112,380)          (211,217)
                                                          ---------          ---------          ---------          ---------

Cash Flows Investment Activities:

    Investments in film rights                                 --             (536,400)              --             (536,400)
    Investments in plant and equipment                       (6,745)            (3,096)              --               (9,841)
                                                          ---------          ---------          ---------          ---------

    Net Cash (Used) by

          Investment Activities                              (6,745)          (539,496)              --             (546,241)
                                                          ---------          ---------          ---------          ---------
Cash Flows Financing Activities:

    Stockholder Loan                                           --                9,335            113,602              9,335
    Repayment of long term debt                                --                 --              (10,359)              --
    Contributions to Capital                                123,000            586,817              4,836            696,133
    Increase in long term debt                                 --              150,000               --              150,000
                                                          ---------          ---------          ---------          ---------
    Net Cash Provided (Used)

         by Financing Activities                            123,000            746,152            108,079            855,468
                                                          ---------          ---------          ---------          ---------

Increase (Decrease) in Cash and Cash

    Equivalents                                              97,937              3,917             (4,301)            98,010
Cash at Beginning of Year                                        73             (3,844)               457               --
                                                          ---------          ---------          ---------          ---------

Cash at End of Year                                       $  98,010          $      73          $  (3,844)         $  98,010
                                                          =========          =========          =========          =========

     The accompany notes are an integral part of these financial statements

                         FILMWORLD, INC. AND SUBSIDIARY
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

Note 1 - ORGANIZATION AND NATURE OF BUSINESS

FilmWorld,  Inc. ("the Company") is a Development Stage Enterprise as defined by
FASB  statement  No.  7,   "Accounting   and  Reporting  by  Development   Stage
Enterprises."

The Company was originally organized under the laws of the State of Nevada on December 23, 1986, under the name Hair Life Inc. The Company became inactive during 1987 and remained inactive until September 1, 1994. On September 1, 1994, the shareholders of the Hair Life, Inc. and the "The Patterson Group" (a California S Corporation) approved a reverse acquisition agreement whereby The Patterson Group became a wholly owned subsidiary of Hair Life, Inc., in exchange for 4,500,000 shares of common stock (after giving effect to a reverse stock split) of Hair Life. Hair Life, Inc. then changed its name to The Patterson Group. The Patterson Group changed its capitalization by a reverse split of the then outstanding common stock of one new share for each forty old shares. The Patterson Group conducted operations via 2 subsidiaries until approximately June 1998, at which time one subsidiary sought relief under Chapter 7 of the bankruptcy laws in the United States Bankruptcy Court for the Central District of California. The effects of the bankruptcy were reflected in the 1997 audit of the Patterson Group. Another subsidiary, APF Holdings (aka Blue Parrot Holdings) also discontinued operations in 1998, after which time the Patterson Group transferred all interest in it to the majority shareholder of The Patterson Group. By December 31, 1998, the Patterson Group had discontinued all operations and remained dormant until May 1999.

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

On December 4, 2000, through a reverse merger the Company acquired GRD, Inc., see note 3. The shareholders of GRD, Inc. became the shareholders of Filmworld, Inc.

                         FILMWORLD, INC. AND SUBSIDIARY
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPALS OF CONSOLIDATION:
The accompanying consolidated financial statements include the accounts of the company and it's subsidiary GRD, Inc. Intercompany transactions and balances have been eliminated in consolidation.

CASH EQUIVALENTS:
The Company records as cash equivalents all highly liquid short-term investments with original maturates of three months or less.

NATURE OF BUSINESS: Filmworld Inc. is a holding company; its subsidiary GRD, Inc. has an application for a product patent, which is a desulfurization unit that removes sulfur from crude oils.

PATENT COSTS:
Patent costs consist of attorney fees for patent application.

PROPERTY, PLANT, AND EQUIPMENT:
Equipment is recorded at cost or estimated costs, see note, and depreciated over its useful life generally on a double declining balance method.

INCOME TAXES:
The Company adopted Financial Accounting Statement No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company made the required calculation based upon the difference between financial statements and tax bases of assets and liabilities using tax rates in effect for the year in which the differences were expected to reverse. See also Note 8.

                         FILMWORLD, INC. AND SUBSIDIARY
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS PER SHARE AND OPTIONS:
Except as discussed immediately below, the earnings per share calculation is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period: 8,961,140 for December 31, 2000; 4,286,000 for December, 1999; and 779,266 for December 31, 1998.

Currently outstanding are options to purchase 37,000 shares of common stock at $5 per share, issued prior to the reorganization. On December 31, 2000 additional options for 9,600,000 exercisable at $0.50 per share were granted to four individuals. Except for 1998, the options were not included in the earnings per common share calculation, as the options are anti-dilutive.

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from management's estimates.

ORGANIZATIONAL COSTS:
The Company has adopted Statement of Position ("SOP") 98-5; "Reporting on the Costs of Start-up Activities" issued in April 1998 by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Pursuant to SOP 98-5, organizational costs are expensed as incurred instead of being capitalized and amortized.

Note 3 - ACQUISITION OF SUBSIDIARY:

On December 4, 2000, in a reverse merger, GRD, Inc. acquired the majority of the outstanding stock of Filmworld, Inc. simultaneously exchanged Filmworld Inc. stock for GRD, Inc. stock and transferred the GRD, Inc. stock to Filmworld Inc. prior to the stock acquisition, most of Filmworld Inc. assets and liabilities were distributed to the stockholders. The transaction was accounted for as a purchase, because of the relationship between the corporations, the assets and liabilities are stated at book value similar to a pooling of interest. The results of operations of GRD, Inc. is included in the accompanying financial statements since the date of acquisition.

Filmworld reacquired and retired 6,648,517 shares of its common stock and issued 20,000,000 shares of common stock (94%) to the new shareholders. The net book value of GRD, Inc. at December 4, 2000 was $285,099. GRD, Inc. assets at December 4, 2000 consisted of assets contributed to the Company by its majority shareholder. The assets were transferred at estimated cost, including value of Dr R. W. Gunnerman's time. The major asset was machinery and equipment for design and manufacture of the Sulph-Co self-contained petroleum desulfurization machine with technical and machine design engineering.

                         FILMWORLD, INC. AND SUBSIDIARY
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

Note 3 - ACQUISITION OF SUBSIDIARY (CONTINUED)

The  following   summarized  pro  forma  (unaudited)   information  assumes  the
acquisition had occurred on January 1, 1999.

                                                                       2000                    1999
                                                                   ----------               ----------
Net Sales                                                                --                      --

General and Administrative Expenses                                $   72,226               $  75,598
Research and Development                                              182,810                 100,215
Organizational Costs                                                     --                   150,000

Net Income (loss)                                                  $ (355.036)              $(432,220)
                                                                   ----------               ----------
Note 4 - NOTE PAYABLE:

Note Payable consist of the following:
                                                                         2000                   1999
                                                                   ----------               ----------
Note payable to  Whyteburg Limited Unsecured

payable on demand with interest a 12% per annum                          --                    9,334
                                                                   ----------               ----------

Note 5 - NOTES PAYABLE TO SHAREHOLDERS:
Notes Payable to Shareholder consisted of the following as of
December 31, 2000 and 1999
                                                                         2000                   1999
                                                                   ----------               ----------

Amount due on contract  dated  7/23/99 and revised On December 4, 2000 to Hidden
Splendor Resources,

payable on demand with no interest.                                  $200,000                $150,000

Advances from R. W. Gunnerman payable on
Demand with no interest, see note 3.                                 $100,000                    --

Note 6 - STOCK SUBSCRIPTIONS RECEIVABLE:

Two shareholders have signed promissory notes for the purchase of 820,000 shares of common stock at $0.50 per share. Total stock subscriptions were $410,000 of which $201,500 was paid prior to year end and the remaining was paid by February 14, 2000.

                         FILMWORLD, INC. AND SUBSIDIARY
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

Note 7 - LEASE COMMITMENTS

The Company leases its office space from Neil Road Properties whose sole proprietor is Dr. R. W. Gunnerman (the majority stockholder of the Company). The lease commenced September 1, 2000 with rent of $4,650 per month. The lease expires August 30, 2003.

Lease payments due for future calendar years are as follows:

200    $   55,802
2002       55,802
2003       37,201
-----------------
       $  148,805

Note 8 -  INCOME TAXES

The Company has net operating loss carry forwards of approximately $69,000, which can be carry forward to offset future taxable earnings until the year 2015. Prior losses will be of nominal value because of the change in ownership. See also Note 2.

Note 9 -  DIVIDEND POLICY

The Company has paid no dividends since inception.

NOTE 10 - RELATED PARTY TRANSACTIONS:
See notes 3, 5 and 6.

NOTE 11 - RESEARCH AND DEVELOPMENT EXPENSE:

The Company has a contract with Professor T. F. Yen at the University of Southern California wherein he performs research for the Company. The original agreement required payments of $100,000 each in 1999 and 2000. In 2000 an additional $75,000 was paid. The contract was extended through 2001 for an additional $100,000.

--------------------------------------------------------------------------------
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

         There have been no disagreements with the Company's independent accountant over any item involving the Company's financial statements. The Company's independent accountant is W. Dale McGhie, Certified Public Accountant, Town & Country Plaza, 1539 Vassar Street, Reno, Nevada 89502.


                                    PART III

--------------------------------------------------------------------------------
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

(a)  Directors and Executive Officers

         As of March 1, 2001, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

                                                             Period Served As
Name                       Age     Position                  Officer/Director*
----                       ---     --------                  -----------------
Dr. Rudolph Gunnerman      72      Chairman of the Board     12-4-00 to Present
                                   and a Director

Dr. Mart T. Cullen         44      President, CEO and        12-4-00 to Present
                                   a Director

Paul C. Knauff             75      Chief Financial Officer   12-4-00 to Present
                                   and Treasurer

Alexander H. Walker, Jr.   74      Secretary and Director    7-1-99 to Present

Joseph W. Sutton           54      Director                  Feb.2001 to Present


*The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

(b)      Business Experience:

         Dr. Rudolph Gunnerman, Director and the Company's Chairman of the Board, is a 72- year-old entrepreneur who studied mathematics and physics at the University of Munich, Germany before he immigrated to the United States. Dr. Gunnerman has invented a series of successful technologies, including fireproof building materials and wood pellets. Thereafter, in his quest to reduce Nitrous Oxide, a major source of ozone depletion, Dr. Gunnerman invented A-55 Clean Fuels and is currently Chairman of Clean Fuels Technology, Inc. Dr. Gunnerman holds three honorary doctorate degrees.

         Dr. Mark T. Cullen is 44 years old and a Director and the Chief Executive Officer and President of the Company. He received his B.S. in Chemistry and pursued a medical career. After receiving his M.D. degree he did post graduate work at Yale University, first as a Post Doctoral Research Fellow, then as Resident and Fellow in the Department of Obstetrics and Gynecology. He was director of The Fetal Diagnostic Program at the University of Florida at

Jacksonville and Director of Obstetrics and Gynecology, Florida Hospital. Dr. Cullen was Medical Director of Obsterix, Nevada. (NASD). He is currently Chairman of the Board of NuStem, a startup biotech firm and Director of Idria Oil and Gas, Inc., Geneva Switzerland. Dr. Cullen has authored 26 peer review papers and contributed to several chapters in medical books and is also member of Sterling's Who's Who.

         Paul C. Knauff, age 75, Chief Financial Officer and Treasurer, has a business background which includes positions as Chief Executive Officer and Chief Financial Officer of several Fortune 1,000 companies. Mr. Knauff also specializes in domestic and international acquisitions. He was Financial
Controller of Union Carbide's Olefin Division for five years. Mr. Knauff has served as director for numerous private and publicly owned companies. Mr. Knauff received his B.S. in Accounting and Finance at Rider University, Lawrenceville, New Jersey and participated in a graduate degree tax program at New York University, New York, New York.

         Alexander H. Walker, Jr., age 74, has served as a director of the Company since July 1, 1999. He was elected as Secretary of the Company on December 18, 2000. He received his B.A. from Waynesburg College in 1950 and his J.D. from the University of Pittsburgh School of Law in 1952. Since 1956, Mr. Walker has been a practicing attorney, which practice has included trial and transactional work, with an emphasis on corporate securities matters. After serving as the Attorney Advisor for the Division of Corporate Finance in Washington, D.C. from 1954 to 1955, Mr. Walker served as the Attorney in Charge of the Salt Lake City, Utah Branch of the United States Securities and Exchange Commission from 1955 to 1956. From 1956 through the present, Mr. Walker has maintained a private practice. He maintains licenses in both Utah and Pennsylvania.

         Joseph W. Sutton, age 54, was appointed a director by the Board of Directors of the Company in February of 2001. Mr. Sutton recently retired as Vice Chairman of Enron Corp. Enron Corp. is an energy and communications company with its home office located in Houston, Texas. Enron produces electricity and natural gas; develops, constructs and operates energy facilities worldwide; delivers physical commodities and financial and risk management services to customers around the world; and is developing a leading broadband services business. Prior to departing Enron, Mr. Sutton was a member of the three man Office of the Chairman of Enron Corp. In this rose, Mr. Sutton was responsible for the oversight of Enron's retail business (Enron Energy Services), Enron's full range international businesses, Enron Consruction and Engineering Company, all of Enron's North America pipelines, Enron's Global E&P Business, Enron's
Investment Partners, Enron Wind Company, and a large portion of Enron's Wholesale Energy business. During his time as Vice Chairman, Enron formed its new Broadband Services business and introduced Enron OnLine. Before joining Enron, Mr. Sutton was a career officer in the U.S. Army. Mr. Sutton holds B.B.A., M.S. and M.B.A. degrees from Ohio, Indiana and Long Island Universities. He currently serves on the US-India Business Council, EXIM Advisory Committee, the Board of Directors of the Boy Scounts, Cynthia Woods Mitchell Pavilion Board, Ohio University-School of Business Executive Advisory Board, and Houston Minority Business Council - Executive Advisory Board, among several others. He also served on several Enron affiliate boards of directors throughout the world and was a member of the Executive and Management Committee of Enron Corp.

         Dr. Teh Fu Yen, Chief Scientific Advisor to SulphCo, is a 72-year-old Professor of Environmental and Civil Engineering at the University of Southern California. Dr. Yen has a B.S. in Chemistry, a M.S. in Chemistry and Chemical Engineering and a Ph.D. in Organic and Biochemistry. Dr. Yen has completed a Postgraduate program in Mathematics, Certification of Bioengineering, Columbia University D.Sc. (hon.) And an Energy Engineering certificate from Pepperdine University D.Sc. (hon.). His positions have included Senior Research Chemist, Goodyear Tire and Rubber Co., Senior Fellow Mellon Institute, Carnegie-Mellon University; Associate Professor of Chemistry, California State University, Los Angeles. Dr. Yen has authored and edited 26 books, 156 peer-reviewed journal papers and 118 entries for book chapters. Dr. Yen has 114 entries under conference proceedings and 17 U.S. patents listed.

(c)      Directors of Other Reporting Companies:

         Mr. Walker is an officer and director of Entertech Media Group, Inc., a corporation which filed a Form 10-SB with the Commission on or about June 11, 1999. As of the filing of this Form 10-KSB, Entertech is responding to the comments from NASD Regulation made in connection with that company's efforts to obtain a trading symbol for the shares of its common for listing on the OTC Bulletin Board. Entertech's shares are not currently quoted on the OTC Bulletin Board.

         Mr. Walker also is a director of Talk Visual Corp. whose shares are traded under the symbol TVCP on the OTC Bulletin Board market. He also is an officer and director of Harvard Scientific Corp. whose shares are traded under the symbol "VGEN" on the Over-the-Counter NASDAQ Bulletin Board.

(d)      Employees:

         The Company has three (3) full-time employees and three (3) part-time employees. The five (5) officers and directors of the Company also perform services on behalf of the Company but do so on a non-exclusive basis.

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

(g)      Section 16a Beneficial Ownership Compliance

         The officers, directors and beneficial owners of more than 10% of the Company's common stock have filed their initial statements of ownership on Form
3. The officers, directors and beneficial owners of more than 10% of the Company's common stock have also filed the required Forms 4 or 5.

--------------------------------------------------------------------------------
ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The following table sets forth information about compensation paid or accrued by the Company during the years ended December 31, 2000, 1999 and 1998 to the Company's officers and directors. None of the Executive Officers of the Company earned more than $100,000 during the years ended December 31, 2000, 1999 and 1998.

                                       Summary Compensation Table
                                       --------------------------
                                                             Long Term Compensation
                                                             ----------------------
                             Annual Compensation        Awards                       Payouts
                             -------------------        ------                       -------
                                                   (e)                  (g)
                                                  Other      (f)      Securities             (i)
  (a)                                             Annual  Restricted  Under-      (h)      Other
Name and                           (c)     (d)    Compen-   Stock     Lying      LTIP     Compen-
Principal                (b)     Salary   Bonus   sation    Awards    Options/   Payouts   sation
Position                 Year    $         ($)     ($)       ($)       SARs(#)     ($)       ($)
--------                 ----    ------    ---     ---       ---       -------     ---       ---
Rudolph Gunnerman
-----------------
Chairman of              2000    $ None  $ None   $ None    $ None     7,500,000   None      None
the Board                1999    $ None  $ None   $ None    $ None     None        None      None
and Director             1998    $ None  $ None   $ None    $ None     None        None      None

Mark T. Cullen
--------------
President,               2000    $50,001 $ None   $ None    $ None     1,000,000   None      None
CEO and                  1999    $ None  $ None   $ None    $ None     None        None      None
Director                 1998    $ None  $ None   $ None    $ None     None        None      None

Alexander H. Walker, Jr.
------------------------
Secretary and            2000    $ None  $ None   $ None    $ None     1,000,000   None      None
Director                 1999    $ None  $ None   $ None    $ None     None        None      None
                         1998    $ None  $ None   $ None    $ None     None        None      None

Paul Knauff
-----------
Chief Finan-             2000    $ None  $ None   $1,000    $ None     106,000     None      None
cial Officer             1999    $ None  $ None   $ None    $ None     None        None      None
and Treasurer            1998    $ None  $ None   $ None    $ None     None        None      None

         The amount listed as other annual compensation for Paul Knauff in the year 2000 represents amounts the Company pays in a monthly fee to McDermitt
Investment Company, Inc. Mr. Knauff's wife owns and controls McDermitt Investment and this monthly fee is intended as partial compensation to Mr. Knauff for his services to the Company. Pursuant to the agreement between the Company's subsidiary, SulphCo. and McDermitt Investment, the Company pays McDermitt $1,000 per month plus an amount equal to $20.83 per hour for each hour Mr. Knauff performs his duties as SulphCo., which includes 5 days of paid holidays each year and 10 days of paid vacation each year. The agreement between SulphCo. and McDermitt is for a period of 12 months beginning November 16, 2000 and ending November 15, 2001. Also, the 106,000 shares of the Company's common stock subject to the option listed for Mr. Knauff in 2000 are subject to an option granted McDermitt Investment Company, Inc.

         Options  granted  other  members of management in 2000 are described in
Item 12 below.

--------------------------------------------------------------------------------
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         The following information sets forth certain information as of March 6, 2001 about each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock and sets forth the securities ownership of management:

(a)      5% Shareholders:

(1)                 (2)                     (3)                     (4)
Title          Name and Address     Amount And Nature of        Percent of
of Class        Of Benefical         Benefical Ownership           Class
                   Owner

Common         Rudolph Gunnerman        12,700,00                   55.9%
               5250 Neil Road
               Suite 303
               Reno, NV 89502

Common         Peter Gunnerman          2,000,000                   08.8%
               5250 Neil Road
               Suite 303
               Reno, NV 89502

Common         Kristina Gunnerman       2,000,000                   08.8%
               5250 Neil Road
               Suite 303
               Reno, NV 89502

Common         Alex Paior               2,000,000                   08.8%
               5250 Neil Road
               Suite 303
               Reno, NV 89502

Common         Mark T. Cullen           2,120,000                   09.3%
               5250 Neil Road
               Suite 303
               Reno, NV 89502

(b)      Security Ownership of Management

(1)                 (2)                     (3)                     (4)
Title          Name and Address     Amount And Nature of        Percent of
of Class        Of Benefical          Benefical Ownership          Class
                   Owner

Common         Rudolph Gunnerman        12,700,00                   55.9%
               5250 Neil Road
               Suite 303
               Reno, NV 89502

Common         Mark T. Cullen           2,120,000                   08.8%
               5250 Neil Road
               Suite 303
               Reno, NV 89502

Common         Alexander H. Walker, Jr.   299,432 1                 08.8%
               50 West Liberty Street
               Suite 8803
               Reno, NV 89501

Common         Paul Knuaff                    300 2          Less than 1%
               5250 Neil Road
               Suite 303
               Reno, NV 89502

Common         Joseph W. Sutton           400,000 3                 01.7%
               1650 Meadow Wood Lane
               Reno, NV 89502

Common         All Directors and       15,519,732                   68.3%
               Officers as a Group

(c)      Changes in Control:

Other than the change in control, which took place in December 2000 described in Item 1 above, there is no arrangement which may result in a change in control.

================================================================================
         1 Such shares are beneficially owned by Alexander H. Walker, Jr., Secretary and a Director of FilmWorld, Inc., through his ownership and control of Hidden Splendor Resources the registered owner of record of the 299,432 shares.

         2 Such shares are owned by McDermitt Investment Company, a corporation owned and controled by Mr. Knauff's wife.

         3 Such shares are owned beneficially by Joseph W. Sutton through his ownership and control of Sutton Ventures Group, The registered owner of the shares.

--------------------------------------------------------------------------------
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         During the past two (2) years, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's capital stock, except as follows:

         On December 4, 2000, the Company issued a total of 20,000,000 shares of its common stock to the following in the following amounts:



         Registered Owner                        No. Shares
         ----------------                        ----------
         Rudolph Gunnerman                       12,000,000
         Kristina Gunnerman                       2,000,000
         Peter Gunnerman                          2,000,000
         Alex Paior                               2,000,000
         Mark T. Cullen                           2,000,000



         The shares issued were issued in consideration for cash and the proprietary technology acquired the Company pursuant to the Exchange Agreement dated December 4, 2000. Such cash and patent had a value of at least $4,000,000. All such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

         The Company is indebted to Hidden Splendor Resources, Ltd. in the amount of $150,000. Alexander H. Walker, Jr. is the beneficial owner of Hidden Splendor Resources, Ltd. This debt is for legal and accounting services, transfer fees, filing fees and other expenses incurred as a result of this corporate reorganization.

         On December 4, 2000, the Company's board of directors approved several options to purchase the Company's shares of the Company's common stock. These options are effective for a period of two years. Such options were approved in the following amounts to the following individuals:

                                    Number of Shares
         Name                       Subject to Option     Option Price Per Share
         ----                       -----------------     ----------------------
         Rudolph Gunnerman              7,500,000                 $0.50
         Dr. Mark Cullen                1,000,000                 $0.50
         Alexander H. Walker, Jr.       1,000,000                 $0.50
         Harry Holman                     100,000                 $0.50

         In December of 2000, Mr. Gunnerman exercised his option rights and purchased 700,000 shares of the Company's common stock for cash in the amount of $350,000. Dr. Cullen also exercised his option rights in December 2000, and purchased 120,000 shares for cash in the amount of $60,000.

         Such amounts have been booked as advances payable on demand with no interest. Dr. Gunnerman has loaned $250,000.00 to pay the current debts of the Company.

--------------------------------------------------------------------------------
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         The Company filed a Form 8-K on December 4, 2000.

Assigned
Number   Description
------   -----------

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession: None.

(3)(ii) By-laws of the Company: Incorporated by reference from the Company's October 8, 1999 Form 10-SB filing.

(4)      Instruments defining the rights of holders including indentures: None

(9)      Voting Trust Agreement:    None

(10)     Material Contracts:

         (a) Desulfurization Technology Agreement between SulphCo, Inc. and Sinclair Oil Corporation dated January 3, 2001

         (b) Memorandum of Understanding between SulphCo, Inc. and Bechtel Corporation dated January 2, 2001

(11) Statement regarding computation of per share earnings: Computations can be determined from financial statements.

(16)     Letter on change in certifying accountant:   None

(18)     Letter on Change in Accounting Principles: None

(21) Subsidiaries of the registrant: GRD, Inc., a Nevada corporation, doing business as SulphCo.

(22)     Published Report Regarding Matters Submitted to Vote: None

(23)     Consent of Experts and Counsel: None

(24)     Power of Attorney:   None

(99)     Additional Exhibits:   None

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:   March 6, 2001.

                                            FILMWORLD, INC.

                                            By /s/ Mark T. Cullen
                                            ---------------------
                                                   Mark T. Cullen
                                                   Chief Executive Officer
                                                   and President