Form 10QSB
period 2001-03-31
SULPHCO INC
filed 2001-05-15
CIK 1096560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______ to ________.

                           Commission File No. 0-27599


                                  SULPHCO, INC.
      ---------------------------------------------------------------------
                      (Name of the small business issuer.)

         Nevada                                          88-0222729
       ---------                                      ---------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                      1650 Meadow Wood Lane, Reno, NV 89502
             -------------------------------------------------------
                    (Address of principal executive offices)

                                  (775)829-1310
                                -----------------
                           (Issuers telephone number)

                                 FilmWorld, Inc.
               50 West Liberty Street, Suite 880, Reno, NV, 90502
       ------------------------------------------------------------------
          (Issuer's former name and address on last filed Form 10-QSB)

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,287,550 shares of Common stock issued and outstanding as of May 14, 2001.

Transitional Small Business Disclosure Format: Yes [  ]   No [X]

PART I

Item 1.  Financial Statements.


                  SULPHCO, INC.--A DEVELOPMENT STAGE ENTERPRISE

                                     PART 1
                              Financial Information
                             For the Quarter ending
                                 March 31, 2001

ITEM 1:
         Balance Sheet - Assets
         Balance Sheet - Liabilities and Stockholders' Equity
         Statement of Operations
         Statement of Stockholder's Equity
         Statement of Cash Flows
         Notes to the Financial Statements

                  SULPHCO, INC.--A DEVELOPMENT STAGE ENTERPRISE
                           (Formerly FilmWorld, Inc.)

                                 BALANCE SHEETS

                                     ASSETS


                                                        March 31,   December 31,
                                                          2001         2000
                                                      (Unaudited)    (Audited)
                                                       ----------   ----------
Current Assets:
     Cash and cash equivalents                         $1,023,139   $   98,010
     Stock subscriptions receivable                          --        208,500
     Other receivables                                     21,885       18,435
                                                       ----------   ----------

             Total Current Assets                       1,045,024      324,945
                                                       ----------   ----------

Property, Plant, & Equipment:
     Machines and equipment                               558,949      393,613
     Furniture and fixtures                                25,111       19,057
     Leasehold improvements                                 9,826            0
                                                       ----------   ----------
                                                          593,886      412,670
     Less: Accumulated depreciation                        53,171       21,171
                                                       ----------   ----------

                Total Property, Plant & Equipment         540,715      391,499
                                                       ----------   ----------

Other Assets
     Patent costs (appraised at $10,000,000, note 4)      854,712       15,843
                                                       ----------   ----------

                Total Other Assets                        854,712       15,843
                                                       ----------   ----------


          TOTAL ASSETS                                 $2,440,451   $  732,287
                                                       ==========   ==========

    The accompanying notes are an integral part of these financial statements

                  SULPHCO, INC.--A DEVELOPMENT STAGE ENTERPRISE

                       LIABLITIES AND STOCKHOLDERS' EQUITY

                                                                   March 31,      December 31,
                                                                     2001             2000
                                                                 (Unaudited)        (Audited)
                                                                -------------    -------------
Current Liabilities:
     Accounts payable                                           $     152,282    $      18,754
     Accrued expenses                                                  47,072           33,427
     Contract payable - shareholder                                   115,000          200,000
     Note payable - shareholder                                          --            100,000
                                                                -------------    -------------

        Total Current Liabilities                                     314,354          352,181
                                                                -------------    -------------

Stockholders' Equity:
     Common stock, $.001 par value;                               100,000,000           shares
        authorized;  22,712,800 and                                21,200,000    shares  issued
        and  outstanding  at March 31,  2001 and December 31,
        2000, respectively                                             22,713           21,200
     Preferred stock, $.001 par value,10,000,000 shares
        authorized, none issued                                             0                0
     Additional paid-in capital                                     2,809,092          622,136
Stock subscribed                                                          820
Deficit accumulated during the development stage                     (705,708)        (264,050)
                                                                -------------    -------------

        Total Stockholders' Equity                                  2,126,097          380,106
                                                                -------------    -------------


        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   2,440,451    $     732.287
                                                                =============    =============


    The accompanying notes are an integral part of these financial statements


                  SULPHCO, INC.--A DEVELOPMENT STAGE ENTERPRISE

                            STATEMENTS OF OPERATIONS

                                          Three Months Ended       Three Months Ended      Inception
                                        ---------------------    ----------------------    ----------
                                        March 31    March 31,    March 31,     March 31,      To
                                          2001         2000        2001         2000       03/31/01
                                      (Unaudited)   (Audited)   (Unaudited)   (Audited)   (Unaudited)
                                       ---------    ---------    ---------    ---------    ----------

Net Sales                              $    --      $    --      $    --      $    --      $    --
Cost of Sales                               --           --           --           --           --
                                       ---------    ---------    ---------    ---------    ---------
     Gross Profit                           --           --           --           --           --
Operating Expenses:
  Labor costs                             76,970         --         76,970         --        112,488
  Outside services                       195,967         --        195,967         --        227,819
  Travel                                  34,763         --         34,763         --         53,366
  Other general & administrative          50,798          565       50,798          565       78,575
  Research and development                83,160         --         83,160         --         83,160
                                       ---------    ---------    ---------    ---------    ---------

      Total Operating Expenses           441,658          565      441,658          565      555,408

       Loss from Operations
                                        (441,658)        (565)    (441,658)        (565)    (555,408)
                                       ---------    ---------    ---------    ---------    ---------
Other Income (Expense):
  Other Income                              --           --           --           --           --
  Forgiveness of debt                       --           --           --           --           --
  Organizational Costs                      --           --           --           --           --
  Interest Income                           --           --           --           --       (150,000)
  Dividend Income                           --           --           --           --           --
  Interest Expense                          --           --           --           --           --
  Loss on disposition of Fixed
    Assets or
   Securities                               --           --           --           --           --
                                       ---------    ---------    ---------    ---------    ---------

      Total Other Income and Expense        --           --           --           --           --
                                       ---------    ---------    ---------    ---------    ---------

Net Loss                               $(441,658)   $    (565)   $(441,658)   $    (565)   $(705,708)
                                       =========    =========    =========    =========    =========

Loss per Common Share                               $  (0.020)           $    $  (0.020)   $    --
                                       =========    =========    =========    =========    =========


   The accompanying notes are an integral part of these financial statements.


                  SULPHCO, INC.--A DEVELOPMENT STAGE ENTERPRISE

                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000
              AND THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)



                                                                                                               Accum.
                                                                               Additional                     Deficit
                                                         COMMON STOCK           Paid-in       Retained      Development
                                                    Shares          Amount      Capital       Earnings         Stage
                                                  -----------   -----------   -----------    -----------    -----------
Balance December 31, 1997                             779,266   $       779   $ 1,141,812     (1,346,683)          --
                                                  -----------   -----------   -----------    -----------    -----------
Stockholders' contribution to paid in
   capital                                               --            --           4,836           --             --
                                                  -----------   -----------   -----------    -----------    -----------
Net profit for the year ending
   December 31, 1998                                     --            --            --          185,818           --
                                                  -----------   -----------   -----------    -----------    -----------

  Balance December 31, 1998                           779,266           779     1,146,648     (1,160,865)          --
                                                  -----------   -----------   -----------    -----------    -----------
Stockholder's contribution to paid-in
    capital                                              --            --          12,883           --             --
                                                  -----------   -----------   -----------    -----------    -----------
Issuance of shares for cash,
    Net of offering costs                             615,034           615        52,150           --             --
                                                  -----------   -----------   -----------    -----------    -----------
Stock issued for services at
    part                                            1,168,898         1,169          --             --             --
                                                  -----------   -----------   -----------    -----------    -----------
Stock issued for film inventory
    (at cost)                                       5,229,460         5,230       514,770           --             --
                                                  -----------   -----------   -----------    -----------    -----------
Stock issued for services at par                       55,859            56          --             --             --
                                                  -----------   -----------   -----------    -----------    -----------
Quasi Reorganization                                     --            --      (1,163,065)     1,163,065           --
                                                  -----------   -----------   -----------    -----------    -----------
Net (loss) for the year ending
   December 31, 1999                                     --            --            --           (2,200)      (194,810)
                                                  -----------   -----------   -----------    -----------    -----------

  Balance December 31, 1999                         7,848,517   $     7,849    $ 563, 386           --      $  (194,810)
                                                  -----------   -----------   -----------    -----------    -----------


The accompanying notes are an integral part of these financial statements.


                  SULPHCO, INC.--A DEVELOPMENT STAGE ENTERPRISE

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000
              AND THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)


                                                                                                               Accum.
                                                                                     Additional               Deficit
                                                              COMMON STOCK            Paid-in     Retained  Development
                                                           Shares         Amount      Capital     Earnings     Stage
                                                       -----------    -----------    -----------    ----   -----------
Balance December 31, 1999                                7,848,517    $     7,849      $563, 386     --    $  (194,810)

Stock relinquished                                      (6,648,517)        (6,649)      (477,252)    --           --

Stock issued - acquisition of GRD, Inc.                 20,000,000         20,000        536,002     --           --
Net (loss) for the year ending
   December 31, 2000                                          --             --             --       --        (69,240)
                                                       -----------    -----------    -----------    ----   -----------

  Balance December 31, 2000                             21,200,000         21,200        622,136     --       (264,050)

Stock issued for fees and services                         342,800            343        976,637     --           --

Stock issued for cash                                    1,170,000          1,170        999,650     --           --

Cash received for stock to be issued                          --             --          210,669     --           --

                                                       -----------    -----------    -----------    ----   -----------
Net (loss) for the three months ending
   March 31, 2001                                             --             --             --       --     (1,278,478)
                                                       -----------    -----------    -----------    ----   -----------

  Balance March 31, 2000                                22,712,800    $    22,713    $ 2,809,092    $--    $(1,542,528)
                                                       -----------    -----------    -----------    ----   -----------


                  SULPHCO, INC.--A DEVELOPMENT STAGE ENTERPRISE

                            STATEMENTS OF CASH FLOWS

                                                                                                                 1/13/87
                                                                       Three Months Ended                     (Inception) to
                                                                  March                  March                     March
                                                                31, 2001               31, 2000                  31, 2001
                                                               (Unaudited)            (Unaudited)               (Unaudited)
                                                              -----------              -----------              -----------
Reconciliation of Net Loss to Net Cash
 Operating Activities:
Net Loss                                                      $  (441,658)             $      (565)             $  (705,708)
Adjustments to Reconcile Net Loss to
  Net Cash Provided by (Used in)
  Operating Activities:
    Depreciation                                                   32,000                     --                     39,028
    Stock for services                                            142,500                     --                    142,556
    (Increase) Decrease in:
        Receivables                                                (3,450)                    --                     (4,950)
       Other assets                                                (4,389)                    --                         61
     Increase (Decrease) in:
         Accounts Payable                                         133,528                   (3,600)                 151,836
         Other Current Liabilities                                 13,645                     --                     38,136
                                                              -----------              -----------              -----------
  Net Cash Provided (Used) by
     Operating Activities                                        (127,824)                  (4,165)                (339,041)
                                                              -----------              -----------              -----------
  Investment Activities:
     Investment in film rights                                   (536,400)
     Investment in plant and equipment                           (181,216)                    --                   (191,057)
                                                              -----------              -----------              -----------
  Net Cash Provided by (Used in)
    Investment Activities                                        (181,216)                       0                 (727,457)
                                                              -----------              -----------              -----------
Financing Activities:
  Advance from Entertech Media Group                                 --                      5,000                     --
  Stockholder Loan                                                 79,000                     --                     88,335
  Contributions to Capital                                      1,245,625                     --                  1,941,758
                                                              -----------              -----------              -----------
  Increase in contract payable                                       --                       --                    150,000
  Repayment of contract payable                                   (50,000)                    --                    (50,000)
  Repayment of stockholder loans                                  (40,456)                    --                    (40,456)
Net Cash Provided (Used) in                                     1,234,169                    5,000                2,089,637
                                                              -----------              -----------              -----------
        Investing Activities
   Increase (Decrease) in Cash and Cash
       Equivalents                                                925,129                      835                1,023,139
   Cash at Beginning of Period                                     98,010                       73                        0
Cash at End of Year                                           $ 1,023,139              $       908              $ 1,023,139
                                                              ===========              ===========              ===========


                                  SULPHCO, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

Note 1 - ORGANIZATION AND NATURE OF BUSINESS

SulphCo,  Inc. ("the Company") is a Development  Stage  Enterprise as defined by
FASB  statement  No.  7,   "Accounting   and  Reporting  by  Development   Stage
Enterprises."

The Company was originally organized under the laws of the State of Nevada on December 23, 1986, under the name Hair Life, Inc. The Company became inactive during 1987 and remained inactive until September 1, 1994. On September 1, 1994, the shareholders of the Hair Life, Inc. and the "The Patterson Group" (a California S Corporation) approved a reverse acquisition agreement whereby The Patterson Group became a wholly owned subsidiary of Hair Life, Inc., in exchange for 4,500,000 shares of common stock (after giving effect to a reverse stock split) of Hair Life, Inc. Hair Life, Inc. then changed its name to The Patterson Group. The Patterson Group changed its capitalization by a reverse split of the then outstanding common stock of one new share for each forty old shares. The Patterson Group conducted operations via 2 subsidiaries until approximately June 1998, at which time one subsidiary sought relief under Chapter 7 of the bankruptcy laws in the United States Bankruptcy Court for the Central District of California. The effects of the bankruptcy were reflected in the 1997 audit of The Patterson Group. Another subsidiary, APF Holdings (aka Blue Parrot Holdings) also discontinued operations in 1998, after which time The Patterson Group transferred all interest in it to the majority shareholder of The Patterson Group. By December 31, 1998, The Patterson Group had discontinued all operations and remained dormant until May 1999,

In May of 1999, the majority shareholder of The Patterson Group sold his common stock in The Patterson Group (equaling approximately 90% of the outstanding common stock). On or about July 18, 1999, the new shareholders funded the Company with $50,000 and film rights with a cost basis of $525,000 (which is also the current fair market value) after giving effect to a ten for one reverse split and changing the corporate name to FilmWorld, Inc. The Company authorized a capitalization of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, with a par value of $0.001 per share.

On July 19, 1999, the stockholders of the Company approved a plan of informal quasi reorganization. This plan eliminated its then retained deficit of $1,163,065 and lowered additional paid in capital by the same amount.

On December 4, 2000, through a reverse merger the Company acquired GRD, Inc., see note 3. The shareholders of GRD, Inc. became the shareholders of FilmWorld, Inc. GRD, Inc. changed its name to SulphCo, Inc. on March 7, 2001. At its shareholder meeting of April 9, 2001, the shareholders approved the merger of the Company with its wholly-owned subsidiary, SulphCo, Inc. and the concurrent change of the Company name to SulphCo, Inc.

                                  SULPHCO, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND DECEMBER 31, 2000


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPALS OF CONSOLIDATION:
The accompanying consolidated financial statements include the accounts of the company and it's subsidiary (see note 1) SulphCo, Inc. Intercompany transactions and balances have been eliminated in consolidation.

CASH EQUIVALENTS:
The Company records as cash equivalents all highly liquid short-term investments with original maturates of three months or less.

NATURE OF BUSINESS:
SulphCo,   Inc.  has  an  application   for  a  product   patent,   which  is  a
desulfurization unit that removes sulfur from crude oils.

PROPERTY, PLANT, AND EQUIPMENT:
Equipment is recorded at cost or estimated costs, see note, and depreciated over its useful life generally on a double declining balance method.

INCOME TAXES:
The Company adopted Financial Accounting Statement No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company made the required calculation based upon the difference between financial statements and tax bases of assets and liabilities using tax rates in effect for the year in which the differences were expected to reverse. See also note 9.

EARNINGS PER SHARE AND OPTIONS:
The earnings per share calculation is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period which was 21,917,511.

As of March 31, 2001, options to purchase 10,531,000 shares of common stock had been granted, including 9,600,000 at $0.50 per share and 931,000 at $1.50 per share. The options are not included in the earnings per share calculations, as the options are anti-dilutive.

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from management's estimates.

                                  SULPHCO, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ORGANIZATIONAL COSTS:
The Company has adopted Statement of Position ("SOP") 98-5; "Reporting on the Costs of Startup Activities" issued in April 1998 by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Pursuant to SOP 98-5, organizational costs are expensed as incurred instead of being capitalized and amortized.

NOTE 3 - ACQUISITION OF SUBSIDIARY

On December 4, 2000, in a reverse merger, SulphCo, Inc. acquired the majority of the outstanding stock of FilmWorld, Inc. simultaneously exchanged FilmWorld, Inc. stock for SulphCo, Inc. stock and transferred the SulphCo, Inc. stock to FilmWorld, Inc. prior to the stock acquisition, most of FilmWorld, Inc. assets and liabilities were distributed to the stockholders. The transaction was accounted for as a pruchase but because of the relationship between the corporations, the assets and liabilities are stated at predecessor's book value similar to a pooling of interest. The results of operations of SulphCo, Inc. is included in the accompanying financial statement since the date of acquisition.

FilmWorld, Inc. reacquired and retired 6,648,517 shares of its common stock and issued 20,000,000 shares of common stock (94%) to the new shareholders. The net book value of SulphCo, Inc. at December 4, 2000 was $285,099. SulphCo, Inc. assets at December 4, 2000 consisted of assets contributed to the Company by its majority shareholder. The assets were transferred at estimated cost, including value of Dr. R. W. Gunnerman's time. The major asset was machinery and equipment for design and manufacture of the SulphCo self-contained petroleum desulfurization machine with technical and machine design engineering.

NOTE 4 - PATENT COSTS

Patent costs consist of attorney fees for patent applications and issuance of stock for patent rights on patents pending. The stock issuance was valued at $2.85 per share based on a sale of other restricted shares at about the same time. The patents' value has been estimated by Financial Strategies Consulting Group, LLC to likely exceed $10,000,000.

NOTE 5 - NOTES PAYABLE TO SHAREHOLDERS

Note payable to shareholders consisted of the following as of March 31, 2001 and December 31, 2000:

                                                           3/31/01    12/31/00
                                                           -------    --------
Amount due on contract  dated July 23, 1999
 and revised on December 4, 2000,  to  Hidden
 Splendor resources, payable on
 demand with no interest                                  $115,000   $200,000

Advances from R. W. Gunnerman payable on
 demand with no interest                                      --      100,000

                                  SULPHCO, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

NOTE 6 - STOCK SUBSCRIPTIONS RECEIVABLE

Two shareholders had signed promissory notes for the purchase of 820,000 shares of common stock at $0.50 per share. Total stock subscriptions were $410,000 of which $201,500 was paid prior to the 2000 year end and the remaining was paid by February 14, 2001.

NOTE 7 - PAID IN CAPITAL

Paid in capital includes $210,669 of advances for shares to be issued.

NOTE 8 - LEASE COMMITMENTS

The Company leases its office space from Neil Road Properties whose sole proprietor is Dr. R.W. Gunnerman (the majority stockholder of the Company). Its initial lease commenced September 1, 2000 with rent of $4,650 per month. The lease expires August 31, 2003. On March 1, 2001, a lease commenced on new space which the Company moved into with rent of $6,500 per month. The lease expires February 28, 2004.

Lease payments due for future periods are as follows:

         Balance of 2001                          $100,352
         2002                                      133,802
         2003                                      115,201
         2004                                       13,000
                                               -----------
                                                  $362,355

NOTE 9 - INCOME TAXES

The Company has net operating loss carry forwards of approximately $69,000 which can be carried forward to offset future taxable earnings until the year 2015. Prior losses will be of nominal value because of the change in ownership. See also note 2.

NOTE 10 - DIVIDEND POLICY

The Company has paid no dividends since inception.

NOTE 11 - RELATED PARTY TRANSACTIONS

See notes 3, 5, 6 and 14.

NOTE 12 - RESEARCH AND DEVELOPMENT

The Company has a contract with Professor T. F. Yen at the University of Southern California wherein he performs research for the Company. The original agreement required payments of $100,000 each in 1999 and 2000. In 2000 an additional $75,000 was paid. The contract was extended through 2001 for an additional $100,000.

                                  SULPHCO, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND DECEMBER 31, 2000


NOTE 13 - NONCASH ACTIVITIES

The Company acquired patent rights, see note 4, issuing 292,800 shares of stock. It also issued 50,000 shares of stock for services received. These shares were valued at $2.85 per share based upon a sale of 350,000 shares for $1,000,000 at about the same time.

NOTE 14 - SUBSEQUENT EVENTS

During April, 2001 the Company issued 574,750 shares of common stock: 200,000 for services and 350,000 for cash of $1,037,125, $37,125 of which had been received by March 31, 2001.

In April, 2001, the Company made loans to the majority shareholder of $2,000,000, of which $243,000 was repaid. The loans bear interest at the prevailing prime rate.

Item 2.  Management Discussion and Analysis or Plan of Operation.

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

Plan of Operation

1.       Completion of Reorganization

         During the first quarter of 2001, the Company completed its change in business focus from the entertainment industry to its participation in the oil refining industry. In this regard, the Company's name has been changed from FilmWorld, Inc. to SulphCo., Inc. As of the filing of this Form 10-QSB, the Company's shares are traded on the Over the Counter Bulletin Board under the symbol SLPH.

         Management is attempting to obtain a listing for the Company shares on the American Stock Exchange. In order to obtain such a listing, the Company must meet certain eligibility requirements set by that exchange. The Company has filed an application for such a listing, but as of the filing of this Form 10-QSB the Company's shares remain listed on the Over the Counter Bulletin Board only.

2.       Business Plans

         During the remainder of 2001, the Company intends, with its marketing partner to formalize it business relationships with third parties for the completion of an industrial design for the Company's proprietary technology. Due diligence being performed by two such third parties has been completed. At that point the Company intends to move forward with the design of industrial units and plans to be in a position to produce a test unit for Beta testing by Sinclair Oil Company before the end of September 2001. Thereafter the Company intends to make appropriate changes to the design of the industrial units as may be prudent given the results of the Beta testing. The Company plans call for the marketing and sale of the industrial units before the end of 2001.

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

         The Company estimates that its operating expenses for 2001 will be as follows:

                           Wages                             $  831,000
                           R & D                             $  300,000
                           Outside Serv.                     $   93,000
                           G & A                             $  494,000
                           Depreciation                      $   24,000
                           Total                             $1,742,000

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

3. Research and Development.

         The Company will continue its research and development program during 2001 in order to facilitate the development of the design and manufacturing of industrial units which embody the Company's proprietary technology. Management anticipates that its research and development costs will be approximately $300,000 in 2001. As stated above, the Company will pay for said costs with cash it has received from the private sale of its common stock.

4. Facilities and Personnel.

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


PART II

Item 1.  Legal Proceedings.

         The Company is not party to, and none of the Company's property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings that will have a materially adverse effect upon the Company's financial condition or operation, except as follows:

         On or about November 4, 1999, the Kidani Trust, Clarence E. Jackson and Robert H. Nakata filed a complaint in the Circuit Court of the First Circuit, State of Hawaii naming themselves as plaintiffs and Daniel Patterson, Kathleen Patterson and American Pacific Financial Services, Inc.("APFS") as defendants. The action is listed as civil number 99-4110-11 in that court. In that complaint, plaintiffs allege that the Patterson solicited money from plaintiff for investment in a company named Blue Parrot. Plaintiffs allege that Blue Parrot is "an unincorporated related company to APFS." Plaintiff claim that they gave the Patterson $160,000 and that the Mr. Patterson later executed a promissory note in favor of plaintiffs in the amount of $140,000. Plaintiffs claim that Mr. Patterson executed that promissory note as "CEO of APFS." Plaintiffs seek to collect on that note against all defendants. Plaintiff complaint lists counts for breach of contract, securities fraud, civil conspiracy and unfair business practices. Plaintiffs' complaint prays for an award of "special, consequential, general and punitive damages, plus treble damages pursuant to Chapter 480 of the Hawaii Revised Statutes, plus their costs and attorneys fees. Mr. Patterson did not make management of the Company aware of the existence of this complaint.

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

Item 2.  Changes in Securities.

         (a) Recent Sales of Common Shares.

         During the first quarter of 2001, the Company issuance shares of its common stock as follows:

         On February 14, 2001, the Company issued 700,000 shares of its common stock to Dr. Rudolph Gunnerman in connection with Dr. Gunnerman's exercise of stock options granted Dr. Gunnerman in December of 2000. Pursuant to the terms of that option, the purchase price for the shares was $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The certificate representing such shares bears an appropriate restrictive legend regarding the resale of the sales.

         On February 14, 2001, the Company issued 120,000 shares of its common stock to Dr. Mark T. Cullen in connection with Dr. Cullen's exercise of stock options granted Dr. Cullen in December of 2000. Pursuant to the terms of that option, the purchase price for the shares was $0.50 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The certificate representing such shares bears an appropriate restrictive legend regarding the resale of the sales.

         On February 14, 2001, the Company issued 292,800 shares of its common stock to Erika Herrmann in consideration for the transfer of certain intellectual property rights to the Company. Such shares were valued at $2.86 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The certificate representing such shares bears an appropriate restrictive legend regarding the resale of the sales.

         On February 21, 2001, the Company issued 400,000 shares of its common stock to Sutton Ventures Group. 50,000 of these shares were issued in consideration of Joseph Sutton agreement to join the Company's board of directors. These shares were valued at $2.85 per share. 350,000 of these shares were issued inconsideration for cash from Mr. Sutton. In this regard, the Company received $1,000,000 from Mr. Sutton. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The certificate representing such shares bears an appropriate restrictive legend regarding the resale of the sales.

         (b) Recent Sales of Options to Purchase Common Shares.

         During the first quarter of 2001, the Company sold options to purchase shares of its common stock as follows:

         On February 21, 2001, the Board of Directors passed a resolution approving the sale of the various options to purchase shares of the Company's common stock. The terms of such options are summarized as follows:

Name of Optionee       No. of Option Shares      Price    Term
----------------       --------------------      -----    ----

Erika Herrmann         100,000                   $1.50    2 yrs from 12/28/00
Todd Orme              50,000                    $1.50    2 yrs from 12/28/00
Steve Ligon            50,000                    $1.50    2 yrs from 12/28/00
Ron Govind             50,000                    $1.50    2 yrs from 12/28/00
Loren Kalmen           25,000                    $1.50    2 yrs from 12/28/00
Paul Neilson           100,000                   $0.50    1 yr from 2/14/01
Dr. Henry Heines       50,000                    $1.50    2 yrs from 1/16/01


Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matter to a Vote of the Securities Holders.

         In March of 2001, the Company solicited proxies from its shareholders in connection with the Company's annual meeting of the shareholders held on April 9, 2001. The Company filed proxy materials on Schedule 14A with the Commission in this regard on March 26, 2001.

         An annual meeting of the Company's stockholders was held at the Company's principal offices in Reno, Nevada on April 9, 2001. 20,338,512 shares of the Company's 22,712,800 issued and outstanding shares participated by proxy at the annual meeting. At that meeting, the shareholders:

         1.  elected directors;

         2.  approved  a  merger  between  the  Company  and  its   wholly-owned
             subsidiary, and,

         3.  ratified the board selection of the Company's independent auditors.

         (a)   Election of Directors

         In its proxy statement, the Company's management proposed the election of the following individuals to serve as directors for a period of year, or until their successors are duly elected and appointed:

                  Dr. Rudolph Gunnerman
                  Dr. Mark T. Cullen
                  Joseph W. Sutton
                  Alexander H. Walker, Jr.
                  Harry Holman

         The shareholders elected these individuals at the annual meeting on April 9, 2001. In this regard, the shareholders voted as follows:

                                              Votes Cast
Nominee                     For               Against         Abstained
-------                     ---               -------         ---------

Dr. Rudolph Gunnerman       20,338,512        0                      0
Dr. Mark T. Cullen          20,338,512        0                      0
Joseph W. Sutton            20,338,512        0                      0
Alexander H. Walker, Jr.    20,338,512        0                      0
Harry Holman                20,338,512        0                      0

         (b)   Merger with Subsidiary.

         In its proxy statement, the Company's management asked the shareholder to approve a merger between the Company and the Company's wholly-owned subsidiary. The Company proposed to merge its wholly-owned subsidiary GRD, Inc., doing business as SulphCo, Inc., into the Company and change the corporate name to SulphCo, in order to more clearly reflect the business operations of the Company. The terms of the merger provide that the Company will be the surviving entity and that the Company's name will be changed to SulphCo, Inc. Under the terms of the merger, the shares of GRD, Inc.'s common stock owned by the Company would be retired and no additional shares of the Company's common stock would be issued as part of the merger.

         The shareholder approved the merger by the following vote:

Votes cast for:  20,338,512

Votes cast against: 0

Voted abstaining: 0

         (c)   Ratification of Selection of Independent Auditor.

         In its proxy statement, the Company's management asked the shareholder to approve the Board of Directors' selection of the Company's independent auditor. Such approval was not required in connection with that selection, nonetheless, management sought shareholder approval and stated that the Board of Directors would reconsider its selection if it was not approved by the shareholders.

         The shareholders approved the Board's selection by the following vote:

Votes cast for:  20,338,512

Votes cast against: 0

Voted abstaining: 0

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

         (b) Reports on Form 8-K.

         During the first quarter of 2001, the Company filed the following reports on Form 8-K:

         Form 8-K/A filed February 14, 2001. The Company's February 14, 2001 Form 8-K/A amended the Company's Form 8-K filed on December 19, 2000. Item 7 of the February filing contains applicable financial statement information in connection with the change in the control of the Company reported in the December 19, 2000 Form 8-K.

         In Accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2001                      SULPHCO, INC.

                                  /s/ Dr. Mark T. Cullen
                                  ------------------------------
                                  By: Dr. Mark T. Cullen
                                  Its: President