Form 10KSB/A
period 2000-12-31
SULPHCO INC
filed 2001-06-08
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]      TRANSITION  REPORT UNDER SECTION 13 OR 15 (d) OF THE  SECURITIES ACT OF
         1934

                     For the period ended December 31, 2000

                         Commission file number 0-27599


                                  SULPHCO, INC.
                      (Formerly known as FilmWorld, Inc.)
                      -----------------------------------
                 (Name of Small Business Issuer in its Charter)



           Nevada                                                 88-0222729
---------------------------------                            -------------------
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

         In this amended Form 10-KSB, the Company replaces the financial statements for the year ended December 31, 2000 audited by its former independent accountant with those for that same period audited by the Company's new independent accountant. The audit report of the new independent accountant also replaces the audit report of the Company's former independent accountant. All other material portions of the Company's Form 10-KSB for the year ended December 31, 2000 are unchanged in this amended Form 10-KSB.

                                     PART I

--------------------------------------------------------------------------------
ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

(a)      Business Development

         SulphCo, Inc. (the "Company" or the "Registrant" ) is a Nevada corporation which was originally incorporated on December 23, 1986 as Hair-Life, Inc. On June 3, 1987, the Company completed a public offering pursuant to the provisions of Rule 504 of Regulation D of the Securities Act of 1933, as amended. During 1987, the Company pursued business activities which were unsuccessful.

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

         On January 4, 2001, the Company issued a press release announcing the execution of a Memorandum of Understanding with Bechtel Corp., under the terms of which the parties would attempt to develop a working relationship whereby Bechtel would provide technical management and directly related services to develop, manage, engineer, build and operate installations of mechanical systems which embody the Company's technology for customers worldwide. The press release indicated that Bechtel would undertake a due diligence investigation of SulphCo's proprietary technology and if reasonably satisfied with the commercial potential, good faith negotiations to establish a business relationship will ensue.

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

         The Company intends to compete in this industry by entering into working relationships with established participants in the industry and using the financial and experience of such participants to help the Company overcome the obstacles it faces as a new entry into the market.

(5)      Dependence on Major Customers

         As indicated throughout this Item 1, the Company is in a reorganizational stage and is in the process of industrializing its proprietary technology. At this point in time, the Company has a pending order from Sinclair Oil. The Company is dependent on building relationships with established participants in the oil industry in order to develop and market its products and services.

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

         Diesel exhaust is associated with several air-quality concerns. It contributes to ozone, smog's chief ingredient. It contains tiny soot particles linked to several health problems. And officials of federal, international and California agencies regard it as a potential or probable carcinogen. The new regulations state that fuel cannot contain more than 15 parts per million of sulfur. Current regulations set sulfur levels in fuels at a maximum of 500 parts per million. The Company anticipates that these new regulations will have a significant impact on the fuel oil industry. The Company's technology is designed to reduce sulfur in crude oils by 80% and reduce sulfur in lighter distillates by 98%. Such technology is designed to reduce sulfur levels in fuels to levels of 10 to 15 parts per million.

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

         On or about November 4, 1999, the Kidani Trust, Clarence E. Jackson and Robert H. Nakata filed a complaint in the Circuit Court of the First Circuit, State of Hawaii naming themselves as plaintiffs and Daniel Patterson, Kathleen Patterson and American Pacific Financial Services, Inc.("APFS") as defendants. The action is listed as civil number 99-4110-11 in that court. In that complaint, plaintiff allege that the Patterson solicited money from plaintiff for investment in a company named Blue Parrot. Plaintiff allege that Blue Parrot is "an unincorporated related company to APFS." Plaintiff claim that they gave the Patterson $160,000 and that the Mr. Patterson later executed a promissory note in favor of plaintiffs in the amount of $140,000. Plaintiffs claim that Mr. Patterson executed that promissory note as "CEO of APFS." Plaintiffs seek to collect on that note against all defendants. Plaintiff complaint lists counts for breach of contract, securities fraud, civil conspiracy and unfair business practices. Plaintiffs pray for an award of special, consequential, general and punitive damages, plus treble damages pursuant to Chapter 480 of the Hawaii Revised Statutes, plus their costs and attorneys fees. Mr. Patterson did not make management of the Company aware of the existence of this complaint.

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

         The Company is confident that it faces no serious exposure from this litigation now that the default judgment has been set aside. Plaintiffs have not produced the original of any signed promissory note. Further, the Company contends that plaintiffs gave the Company no consideration for any note signed by Mr. Patterson. It appears that plaintiffs invested in a venture with the Pattersons that did not involve the Company. Plaintiffs now seek to have the Company pay for plaintiffs' bad investment with the Pattersons.

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

c.       Dividends

         There have been no cash dividends declared on any class of the Company's stock in the last two fiscal years. The Company's ability to pay dividends has been limited by the Company's lack of cash available to pay such dividends. Management does not anticipate that dividends will be paid in the future.

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

4.       Facilities and Personnel

         In late February and early March of 2001, the Company moved into its new facility at 1650 Meadow Wood Lane, Reno, Nevada. The Company new facilities include a research laboratory as well as the Company's business offices. The Company expects to employee approximately 12 people at any one time as part of its business plans for 2001, though the Company may experience an increase or decrease in that number as its needs require and as is normal in general business operations.

5.       Change in G & A Expense

         The Company's general and administrative expense rose from $22,793 in 1999 to $1,174,016 in 2000. All but approximately $60,000 of this increase constitutes expense the Company has incurred in connection with options the Company has issued to officers and directors. Such expense is the result the difference between the market price of the Company's stock at the time the options were issued and the option price of the shares available pursuant to the options. The difference between option price and market price at the time the options were issued is booked as a general and administrative expense to the Company.

--------------------------------------------------------------------------------
ITEM 7.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                FILMWORLD, INC.
                              Financial Statements
                               December 31, 2000

                                                   FILMWORLD INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                      Index to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                              Page
                                                              ----

Independent auditors' report                                   F-2

Consolidated balance sheet                                     F-4

Consolidated statement of operations                           F-5

Consolidated statement of stockholders'
equity                                                         F-6

Consolidated statement of cash flows                           F-7

Notes to consolidated financial statements                     F-8

                         FILMWORLD, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Filmworld, Inc. and subsidiary


We have audited the consolidated balance sheet of Filmworld, Inc. and subsidiary as of December 31, 2000, and the consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000, the period January 13, 1999 (date of inception) to December 31, 1999, and cumulative amounts since inception. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Filmworld, Inc. and subsidiary as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year ended December 31, 2000, the period January 13, 1999 (date of inception) to December 31, 1999, and cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

                         FILMWORLD, INC. AND SUBSIDIARY
                          (A Development Stage Company)

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company incurred operating losses and has been unable to generate cash flows from operations for the periods ended December 31, 2000 and 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    By: /s/ TANNER + CO.
                                    --------------------
                                            TANNER + CO.


Salt Lake City, Utah
May 25, 2001


                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                                                      Consolidated Balance Sheet

                                                               December 31, 2000
--------------------------------------------------------------------------------

                                     Assets
                                     ------

Current assets:
     Cash and cash equivalents                                               $    98,010
     Stock subscription receivable                                               208,500
     Other receivables                                                            18,435
                                                                             -----------

              Total current assets                                               324,945

Property and equipment, net                                                      391,499
Patent costs, net                                                                 15,843
                                                                             -----------

                                                                             $   732,287
                                                                             ===========


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable                                                        $    18,754
     Accrued liabilities                                                          33,429
     Advance to related party                                                    100,000
     Contract payable                                                            200,000
                                                                             -----------

              Total current liabilities                                          352,183

Commitments and contingencies                                                       --

Stockholders' equity:
     Preferred stock: 10,000,000 shares authorized ($.001 par value),
       none issued                                                                  --
     Common stock: 100,000,000 shares authorized of no par value,
       22,020,000 shares issued and outstanding                                1,873,299
     Deficit accumulated during the development stage                         (1,493,195)
                                                                             -----------

              Total stockholders' equity                                         380,104
                                                                             -----------

                                                                             $   732,287
                                                                             ===========


          See accompanying notes to consolidated financial statements.


                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                                            Consolidated Statement of Operations

                                                Year Ended December 31, 2000 and
                                  Period January 13, 1999 (Date of Inception) to
                                        December 31, 1999 and Cumulative Amounts
--------------------------------------------------------------------------------
                                                                     Cumulative
                                           2000          1999          Amounts
                                       ------------  ------------    ------------

Revenue                              $       --      $       --      $       --

Operating expenses:
     Depreciation                          15,377           5,794          21,171
     General and administrative         1,174,016          22,793       1,196,809
     Research and development             175,000         100,215         275,215
                                     ------------    ------------    ------------

                                        1,364,393         128,802       1,493,195
                                     ------------    ------------    ------------

              Loss from operations     (1,364,393)       (128,802)     (1,493,195)
                                     ------------    ------------    ------------

Income tax benefit:                          --              --              --

              Net loss               $ (1,364,393     $  (128,802)   $ (1,493,195)
                                     ============     ===========    ============

Loss per common share -
     basic and diluted               $       (.07)   $       (.01)
                                     ============    ============

Weighted average shares -
     basic and fully diluted           20,400,000      20,000,000
                                     ============    ============



          See accompanying notes to consolidated financial statements.


                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                       Consolidated Statement of Changes in Stockholders' Equity

    Year Ended December 31, 2000 and period January 13, 1999 (date of inception)
--------------------------------------------------------------------------------




                                                   Common Stock                            Total
                                              ------------------------    Accumulated   Stockholders'
                                              Shares          Amount        Deficit        Equity
                                              ----------   -----------    -----------    -----------
Balance, January 13, 1999                           --     $      --      $      --             --

Shares issued for cash at $167 per share           1,000       167,000           --          167,000

Restatement for recapitalization GRD, Inc.    19,999,000          --             --             --

Net loss                                            --            --         (128,802)      (128,802)
                                              ----------   -----------    -----------    -----------
Balance, December 31, 1999                    20,000,000       167,000       (128,802)        38,198

Contributions from stockholder:
   Cash                                             --         169,168           --          169,168
   Equipment                                        --         362,331           --          362,331

Acquisition of Filmworld, Inc.                 1,200,000      (250,000)          --         (250,000)

Contribution of capital                          820,000       410,000           --          410,000

Issuance of stock options                           --       1,014,800           --        1,014,800

Net loss                                            --            --       (1,364,393)    (1,364,393)
                                              ----------   -----------    -----------    -----------
Balance, December 31, 2000                    22,020,000   $ 1,873,299    $(1,493,195    $   380,104
                                              ==========   ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.
                                       F-6


                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                            Consolidated Statement of Cash Flows

                                                Year Ended December 31, 2000 and
                                  Period January 13, 1999 (Date of Inception) to
                                        December 31, 1999 and Cumulative Amounts
--------------------------------------------------------------------------------

                                                                                              Cumulative
                                                                   2000           1999         Amounts
                                                                -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                                        $(1,364,393)   $  (128,802)   $(1,493,195)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                     15,377          5,794         21,171
   Issuance of stock options                                      1,014,800           --        1,014,800
   (Increase) decrease in:
     Accounts receivable                                             (4,935)       (13,500)       (18,435)
   Increase (decrease) in:
     Accounts payable                                                18,754           --           18,754
     Accrued liabilities                                             33,429           --           33,429
                                                                -----------    -----------    -----------
         Net cash used in
         operating activities                                      (286,968)      (136,508)      (423,476)
                                                                -----------    -----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment                               (21,373)       (28,966)       (50,339)
   Payments made to develop intangible assets                       (15,843)          --          (15,843)
                                                                -----------    -----------    -----------
         Net cash used in
         investing activities                                       (37,216)       (28,966)       (66,182)
                                                                -----------    -----------    -----------
Cash flows from financing activities:
   Proceeds from issuance of stock                                     --          167,000        167,000
   Capital contributions                                            579,168           --          579,168
   Stock subscriptions                                             (208,500)          --         (208,500)
   Payments on contract payable                                     (50,000)          --          (50,000)
   Proceeds from advance to related party                           100,000           --          100,000
                                                                -----------    -----------    -----------
         Net cash provided by
         financing activities                                       420,668        167,000        587,668
                                                                -----------    -----------    -----------
Net increase in cash and cash equivalents                            96,484          1,526         98,010

Cash and cash equivalents at beginning of period                      1,526           --             --
                                                                -----------    -----------    -----------
Cash and cash equivalents at end of period                      $    98,010    $     1,526         98,010
                                                                ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.
                                       F-7

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2000 and 1999
--------------------------------------------------------------------------------


1.   Organization and Significant Accounting Policies

Organization
FilmWorld, Inc. (the Company) (FilmWorld) was originally organized under the laws of the State of Nevada on December 23, 1986, under the name Hair Life Inc. The Company became inactive during 1987 and remained inactive until September 1, 1994. On September 1, 1994, the shareholders of Hair Life, Inc. and the "The Patterson Group" approved a reverse acquisition agreement whereby the Patterson Group became a wholly owned subsidiary of Hair Life, Inc. in exchange for 4,500,000 shares of common stock (after giving effect to a reverse stock split) of Hair Life, Inc. Hair Life, Inc. then changed its name to The Patterson Group. The Patterson Group changed its capitalization by a reverse split of the then outstanding common stock of one new share for each forty old shares. The Patterson Group conducted operations via two subsidiaries until 1998, at which time it discontinued all operations and remained dormant until July 1999.

On or about July 18, 1999, the Company acquired film rights and changed the corporate name to FilmWorld, Inc. The Company authorized a capitalization of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, with a par value of $0.001 per share.

On  December  4,  2000,  the  Company   discontinued  its  film  operations  and
distributed all assets and liabilities related to that business to certain shareholders in exchanged for their stock.

The Company on December 4, 2000 entered into an exchange agreement with GRD, Inc. (GRD) (dba Sulphco) and issued 20,000,000 shares in exchange for all of the outstanding shares of GRD.

Since the shareholders of GRD continue to control the Company the merger has been accounted for as a recapitalization of GRD. Consequently the results of operations are those of GRD since its inception on January 13, 1999 and GRD and Filmworld from December 4, 2000 to December 31, 2000.


--------------------------------------------------------------------------------
                                       F-8

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


1.   Organization and Significant Accounting Policies (Continued)

Pro forma amounts as if the Companies had been combined as of January 1, 1999 are as follows:


                                               2000               1999
                                       ------------------   ---------------

Revenues                               $                    $            -
Loss from operations                           (1,364,393)         (128,802)
Loss from discontinued operations              (2,889,600)         (197,011)
                                       ------------------   ---------------

Net loss                               $       (4,253,993   $      (325,813)
                                       ------------------   ---------------

Net loss per share                     $             (.21)  $          (.02)
                                       ------------------   ---------------



Business
The Company has not generated revenues from its business and is a development stage company as defined by SFAS No. 7. The Company is engaged in the business of developing and marketing a process for removing sulfur from crude fuel oils.


Principles of Consolidation
The consolidated  financial  statements  include the accounts of the Company and
its  wholly  owned  subsidiary.   All  significant   intercompany  balances  and
transactions have been eliminated in consolidation.


Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents.


Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is determined using the straight-line and accelerated methods over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in the statement of operations.


--------------------------------------------------------------------------------
                                       F-9

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Organization and Significant Accounting Policies (Continued)

Intangible Assets
Intangible assets consist primarily of patent costs. Patent costs are amortized on a straight-line basis over term of the patent. The Company assesses recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate which reflects the Company's average cost of funds.


Research and Development
The Company expenses research and development costs as incurred.


Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


GRD, Inc. was an S Corporation and was not subject to income taxes. Instead, the shareholders were taxed on their proportionate share of the L.C.'s taxable income. Therefore, no income tax expense or benefit is presented in the statement of operations for the year ended December 31, 1999. No pro forma adjustments for income taxes for GRD were necessary due to the loss incurred and a valuation allowance being recorded to offset the pro forma deferred tax asset.


Earnings Per Share
The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents. Common stock equivalents are not included in the diluted earnings
(loss) per share calculation when their effect is antidilutive. Common stock equivalents arising from options have not been included in diluted earnings per share.


--------------------------------------------------------------------------------
                                      F-10

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Organization and Significant Accounting Policies (Continued)

Earnings Per Share - Continued
Earnings per share for 1999 have been prepared assuming the recapitalization of GRD had taken place on January 1, 1999. The computation of basic and diluted earnings per common share is based on the weighted average number of shares outstanding during each year or period.


Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.


Use of Estimates in the  Preparation of Financial  Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The market for the Company's products and services are characterized by competition, rapid technological development, regulatory changes and new product introductions, all of which may impact the future value of the Company's assets.


Reclassifications
Certain amounts in the 1999 financial statements have been reclassified to conform with the current year presentation.


2.   Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenues, has incurred substantial losses from operations since inception and has been unable to generate cash flows from operations. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.


--------------------------------------------------------------------------------
                                      F-11

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



2.   Going Concern (Continued)

The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company is active in the development and marketing of its process for removing sulfur from crude fuel oils and is establishing a plan to obtain additional capital and financing. There is no assurance that the Company will be successful in its efforts.


3.   Property and Equipment

Property and equipment is recorded at cost and consisted of the following at December 31, 2000:


Machinery and equipment                                   $         393,613
Furniture and fixtures                                               19,057
                                                          -----------------
                                                                    412,670

Less accumulated depreciation                                        21,171
                                                          -----------------

                                                          $         391,499
                                                          -----------------



4.   Contract Payable

Contract payable consists of the following as of December 31, 2000:


Amount due on contract dated July 23, 1999 and
revised on December 4, 2000 to Hidden Splendor
Resources, payable on demand with no interest             $         200,000


5.   Advance From Related Party

The Company has advances from R.W. Gunnerman payable on demand with no interest in the amount of $100,000.


6.   Stock Subscriptions Receivable

Two shareholders have signed promissory notes for the purchase of 820,000 shares of common stock at $0.50 per share. Total stock subscriptions were $410,000 of which $201,500 was paid prior to year end and the remaining was paid by February 14, 2001.



--------------------------------------------------------------------------------
                                      F-12

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


7.   Lease Commitments

The Company leases its office space from the majority shareholder of the Company under a non-cancellable lease agreement accounted for as an operating lease. The lease expires in August 2003. The approximate minimal rental payments under the non-cancelable operating lease are as follows:


Years Ending December 31,                                      Amount
------------------------                                  -----------------

     2001                                                 $          55,802
     2002                                                            55,802
     2003                                                            37,201
                                                          -----------------

                                                          $         148,805
                                                          =================

Rent expense under this lease was approximately $12,000 and $0 in 2000 and 1999, respectively.


8.   Income Taxes

At December 31, 2000 and 1999, income tax expense differs from the amount computed at federal statutory rates as follows:


                                                 2000               1999
                                          -----------------   ---------------

Federal income tax benefit
  at statutory rate                       $         209,857  $         45,081

Difference due to S-corporation
election                                           (209,857)          (45,801)
                                          -----------------   ---------------

                                          $               -   $             -
                                          =================   ===============



A  valuation  allowance  has  been  provided  for all  deferred  tax  assets  or liabilities at December 31, 2000. Filmworld has a net operating loss carryforward for income tax purposes which is limited due to the changes in ownership and may not be realizable.


The Company has net operating losses carry forwards of approximately $1,500,000, which can be carry forward to offset future taxable earnings until the year 2015. Prior losses will be of nominal value because of the change in ownership.

--------------------------------------------------------------------------------
                                      F-13

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


9.   Dividend Policy

The Company has paid no dividends since inception.


10.  Related Party Transactions

See notes 3, 5 and 6.


11.  Research and Development Expense

The Company has a contract with Professor T. F. Yen at the University of Southern California wherein he performs research for the Company. The original agreement required payments of $100,000 each in 1999 and 2000. In 2000 an additional $75,000 was paid. The contract was extended through 2001 for an additional $100,000.


12.  Stock Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No.123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for employees in the financial statements. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2000 and 1999, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                             Years Ended
                                                            December 31,
                                                                2000
                                                          -----------------

Net loss - as reported                                    $      (1,364,393)
Net loss - pro forma                                      $      (1,954,893)
Loss per share - as reported                              $            (.07)
Loss per share - pro forma                                $            (.10)
                                                          ==================



--------------------------------------------------------------------------------
                                      F-14

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


12.  Stock Based Compensation (Continued)

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                            December 31,
                                                                2000
                                                          -----------------

Expected dividend yield                                   $             -0-
Expected stock price volatility                                     695.40%
Risk-free interest rate                                               6.00%
Expected life of options                                        2 - 3 years
                                                          -----------------



The weighted average fair value of options granted during 2000 is $0.46.


The following table summarizes information about stock options outstanding at December 31, 2000:


                        Options Outstanding              Options Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number       Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        at          Life       Exercise         at        Exercise
    Prices      12/31/00      (Years)       Price      12/31/00       Price
--------------------------------------------------------------------------------

$      .50        9,456,000      1.9      $   .50     9,456,000      $   .50
      1.50          325,000      1.9         1.50       325,000         1.50
--------------------------------------------------------------------------------

$    .50 to 1.50  9,781,000      1.9      $   .53     9,781,000      $   .53
================================================================================


13.  Supplemental Disclosure of Cash Flow Information

During the year ended December 31, 2000, the Company:

     o Acquired property and equipment through a capital contribution of a shareholder of $362,331.

     o Assumed contracts payable through the reverse merger of FilmWorld and GRD of $250,000

--------------------------------------------------------------------------------
                                      F-15

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


13.  Supplemental Disclosure of Cash Flow Information (Continued)

Actual amounts paid for interest and income taxes are as follows:


                                                   Periods Ended
                                                   December 31,
                                        -----------------------------------
                                               2000             1999
                                        ---------------   -----------------

Interest                                $         -       $         -
                                        ===============   =================

Income taxes                            $         -       $         -
                                        ===============   =================



14.  Commitments and Contingencies

Employment Agreements
The Company has entered into an employment agreement with the President and Chief Executive Officer which expires March 31, 2005. The agreement provides the employee with an annual base salary, car allowance, other employee benefits and a severance package if terminated.


15.  Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of cash, receivables, and payables approximates fair value because of the short- term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates.


16.  Recent Accounting Pronounce- ments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and amended by SFAS No. 138, issued in June 2000. The requirements of SFAS No. 133, as amended, will be effective for the Company in the first quarter of the fiscal year beginning January 1, 2001. The standard establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Under the standard, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has determined SFAS 133 to have no impact on the Company's financial position and results of operations because the Company has no derivative activity.


--------------------------------------------------------------------------------
                                      F-16

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


16.  Recent Accounting Pronounce- ments (Continued)

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board (FASB), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.


In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The adoption of this standard in 2000 did not result in any significant change in the Company's financial statements.







--------------------------------------------------------------------------------
                                      F-17

--------------------------------------------------------------------------------
ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL                                                            DISCLOSURE.
--------------------------------------------------------------------------------

         There have been no disagreements with the Company's independent accountant over any item involving the Company's financial statements. As reported in the Company's Form 8-K filed with the Commission on June 1, 2001, the Company changed its independent accountant from W. Dale McGhie, Certified Public Accountant, of Reno, Nevada to Tanner & Co. of Salt Lake City Utah. The narrative of the Company's Form 8-K filed on June 1, 2001 is incorporated herein by this reference.

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

(c)      Directors of Other Reporting Companies:

         Mr. Walker is an officer and director of Entertech Media Group, Inc., a corporation which filed a Form 10-SB with the Commission on or about June 11, 1999. As of the filing of this Form 10-KSB/A, Entertech is responding to the comments from NASD Regulation made in connection with that company's efforts to obtain a trading symbol for the shares of its common for listing on the OTC Bulletin Board. Entertech's shares are not currently quoted on the OTC Bulletin Board.

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

         Dr. Gunnerman has loaned the Company $100,000 to pay the current debts of the Company.

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

Dated:   June 6, 2001.

                                            SULPHCO, INC.

                                            By /s/ Mark T. Cullen
                                            ---------------------
                                                   Mark T. Cullen
                                                   Chief Executive Officer
                                                   and President