Form 10QSB/A
period 2001-03-31
SULPHCO INC
filed 2001-06-08
CIK 1096560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                  FORM 10-QSB/A


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

                                     PART I

Item 1.  Financial Statements.




                                FILMWORLD, INC.
                              Financial Statements
                                 March 31, 2001

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                                      Consolidated Balance Sheet

                                                                  March 31, 2001
--------------------------------------------------------------------------------

         Assets
         ------
Current assets:
     Cash and cash equivalents                                        $ 1,023,139
     Other receivables                                                     21,885
                                                                      -----------

              Total current assets                                      1,045,024

Property and equipment, net                                               540,715
Patent costs, net                                                         854,712
                                                                      -----------

                                                                      $ 2,440,451
                                                                      ===========


         Liabilities and Stockholders' Equity
         ------------------------------------

Current liabilities:
     Accounts payable                                                 $   152,282
     Accrued liabilities                                                   47,072
     Deposit                                                              210,000
     Contract payable                                                     115,000
                                                                      -----------

              Total current liabilities                                   524,354

Commitments and contingencies                                                --

Stockholders' equity:
     Preferred stock: 10,000,000 shares authorized $.001 par value,
       none issued                                                           --
     Common stock: 100,000,000 shares authorized of no par value,
       23,532,800 shares issued and outstanding                         4,626,099
     Deficit accumulated during the development stage                  (2,710,002)
                                                                      -----------

              Total stockholders' equity                                1,916,097
                                                                      -----------

                                                                      $ 2,440,451
                                                                      ===========




--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                            Consolidated Statement of Operations

                                     Three Months Ended March 31, 2001 and 2000,
                     And The Period From January 13, 1999 (Date of Inception) to
                                             March 31, 2001 (Cumulative Amounts)
--------------------------------------------------------------------------------

                                                                      Cumulative
                                          2001           2000           Amounts
                                     ------------    ------------    ------------
Revenue                                        $-              $-              $-

Operating expenses:
     Depreciation                          32,000           1,737          53,171
     General and administrative         1,101,647              85       2,298,456
     Research and development              83,160         100,308         358,375
                                     ------------    ------------    ------------

                                        1,216,807         102,130       2,710,002
                                     ------------    ------------    ------------

              Loss from operations     (1,216,807)       (102,130)     (2,710,002)
                                     ------------    ------------    ------------

Income tax benefit:                          --              --              --
                                     ------------    ------------    ------------

              Net loss               $ (1,216,807)   $   (102,130)   $ (2,710,002)
                                     ============    ============    ============

Loss per common share -
     basic and diluted               $       (.06)   $       (.01)
                                     ============    ============

Weighted average shares -
     basic and fully diluted           22,037,000      20,000,000
                                     ============    ============


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                            Consolidated Statement of Cash Flows

                                     Three Months Ended March 31, 2001 and 2000,
                     And The Period From January 13, 1999 (Date of Inception) to
                                             March 31, 2001 (Cumulative Amounts)
--------------------------------------------------------------------------------

                                                                                       Cumulative
                                                             2001           2000         Amounts
                                                         -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                                 $(1,216,807)   $  (102,130)   $(2,710,002)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                              32,000          1,737         53,171
   Issuance of stock options                                 775,000           --        1,789,800
   Stock issued for services                                 138,931           --          138,931
   (Increase) decrease in:
     Accounts receivable                                      (3,450)          --          (21,885)
   Increase (decrease) in:
     Accounts payable                                        133,528           --          152,282
     Deposits                                                210,000           --          210,000
     Accrued liabilities                                      13,643           --           47,072
                                                         -----------    -----------    -----------

         Net cash used in
         operating activities                                 82,845       (100,393)      (340,631)
                                                         -----------    -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                       (181,216)          --         (231,555)
   Payments made to develop intangible assets                   --             --          (15,843)
                                                         -----------    -----------    -----------

         Net cash used in
         investing activities                               (181,216)          --         (247,398)
                                                         -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from issuance of stock                         1,000,000           --        1,167,000
   Capital contributions                                        --          100,000        579,168
   Stock subscriptions                                       208,500           --             --
   Payments on contract payable                              (85,000)          --         (135,000)
   Proceeds from related party advance                          --             --          100,000
   Payments on related party advance                        (100,000)          --         (100,000)
                                                         -----------    -----------    -----------

         Net cash provided by
         financing activities                              1,023,500        100,000      1,611,168
                                                         -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents         925,129           (393)     1,023,139

Cash and cash equivalents at beginning of period              98,010          1,526           --
                                                         -----------    -----------    -----------

Cash and cash equivalents at end of period               $ 1,023,139    $     1,133    $ 1,023,139
                                                         -----------    -----------    -----------


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                             Notes to Consolidated Combined Financial Statements

                                                      December 31, 2000 and 1999
--------------------------------------------------------------------------------

1.       Statement Preparation

The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form
10-KSB. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.


2.       Earnings Per Share

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents. Common stock equivalents are not included in the diluted earnings
(loss) per share calculation when their effect is antidilutive. Common stock equivalents arising from options have not been included in diluted earnings per share.


3.       Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2001, the Company:

    o Acquired patent rights through the issuance of 292,800 shares of stock in the amount of $838,869.


Actual amounts paid for interest and income taxes are as follows:


                                              Periods Ended March 31,
                                        -----------------------------------
                                               2001             2000
                                        -----------------------------------

Interest                                $          -      $          -
                                        -----------------------------------

Income taxes                            $          -      $          -
                                        -----------------------------------





--------------------------------------------------------------------------------
                                       F-4

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

5. Change in G & A Expense

         At the end of the first quarter of 2001, the Company's general and administrative expense totaled $1,101,647. This was significantly higher than the Company's general and administrative expense for the same period in 2000. Nearly all of this increase constitutes expense the Company has incurred in connection with options the Company has issued to officers and directors. Such expense is the result the difference between the market price of the Company's stock at the time the options were issued and the option price of the shares available pursuant to the options. The difference between option price and market price at the time the options were issued is booked as a general and administrative expense to the Company.

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

June 7, 2001                      SULPHCO, INC.

                                  /s/ Dr. Mark T. Cullen
                                  ------------------------------
                                  By: Dr. Mark T. Cullen
                                  Its: President