Form 10KSB/A
period 2000-12-31
SULPHCO INC
filed 2001-06-14
CIK 1096560

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

         In this amended Form 10-KSB, the Company replaces the audited financial statements for the year ended December 31, 2000 contained in the Company's amended Form 10-KSB filed on or about June 8, 2001 with those contained herein. The only material change in these financial statements is the removal by the Company's independent accountants of the "going concern" qualification in the audit report of the Company's independent accountants which appears with the financial statements in the amended Form 10-KSB filed on or about June 8, 2001. The accompanying "going concern" note to the financial statements also has been removed in financials statements filed herewith. This change is the result of the Company's receipt of approximately $1,200,000 from the exercise of stock options and purchases of the Company's common stock up to June 13, 2001, which resulted in increased cash and equity to the Company. All other material portions of the Company's Form 10-KSB for the year ended December 31, 2000 and the amended Form 10-KSB filed on or about June 8, 2001 are unchanged in this amended Form 10-KSB.

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

                                                   FILMWORLD INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                      Index to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                            Page

Independent auditors' report                                                 F-2

Consolidated balance sheet                                                   F-3

Consolidated statement of operations                                         F-4

Consolidated statement of stockholders'
equity                                                                       F-5

Consolidated statement of cash flows                                         F-6

Notes to consolidated financial statements                                   F-7

--------------------------------------------------------------------------------
                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)


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





Salt Lake City, Utah
May 25,  2001,  except for note 16
which is dated June 13, 2001

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                                                      Consolidated Balance Sheet

                                                               December 31, 2000
--------------------------------------------------------------------------------



         Assets

Current assets:
     Cash and cash equivalents                                    $      98,010
     Stock subscription receivable                                      208,500
     Other receivables                                                   18,435
                                                                  --------------

              Total current assets                                      324,945

Property and equipment, net                                             391,499
Patent costs, net                                                        15,843
                                                                  --------------

                                                                  $     732,287
                                                                  ==============

--------------------------------------------------------------------------------
         Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                             $      18,754
     Accrued liabilities                                                 33,429
     Advance to related party                                           100,000
     Contract payable                                                   200,000
                                                                  --------------
              Total current liabilities                                 352,183

Commitments and contingencies                                              --

Stockholders' equity:
   Preferred stock:10,000,000 shares authorized ($.001 par value),
     none issued                                                          --
   Common stock: 100,000,000 shares authorized of no par value,
     22,020,000 shares issued and outstanding                         1,873,299
   Deficit accumulated during the development stage                  (1,493,195)
                                                                  --------------
            Total stockholders' equity                                   380,104
                                                                  --------------

                                                                  $     732,287
                                                                  ==============


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

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                            Consolidated Statement of Operations

                                                Year Ended December 31, 2000 and
                                  Period January 13, 1999 (Date of Inception) to
                                        December 31, 1999 and Cumulative Amounts
--------------------------------------------------------------------------------



                                                                                    Cumulative
                                                         2000          1999           Amounts
                                                     ------------   ------------   ------------
Revenue                                              $       --     $       --     $       --

Operating expenses:
     Depreciation                                          15,377          5,794         21,171
     General and administrative                         1,174,016         22,793      1,196,809
     Research and development                             175,000        100,215        275,215
                                                     ------------   ------------   ------------
                                                        1,364,393        128,802      1,493,195
                                                     ------------   ------------   ------------
              Loss from operations                     (1,364,393)      (128,802)    (1,493,195)
                                                     ------------   ------------   ------------
Income tax benefit:                                          --             --             --

              Net loss                               $ (1,364,393   $   (128,802   $ (1,493,195)
                                                     ------------   ------------   ------------
Loss per common share -
     basic and diluted                               $       (.07)          (.01)
                                                     ============   ============
Weighted average shares -
     basic and fully diluted                           20,400,000     20,000,000
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

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                       Consolidated Statement of Changes in Stockholders' Equity

    Year Ended December 31, 2000 and period January 13, 1999 (date of inception)
--------------------------------------------------------------------------------

                                                             Common Stock                            Total
                                                     ---------------------------   Accumulated    Stockholders'
                                                       Shares          Amount        Deficit         Equity
                                                     ------------   ------------   ------------   ------------
Balance, January 13, 1999                                    --     $       --     $       --     $       --

Shares issued for cash at $167 per share                    1,000        167,000           --          167,000

Restatement for recapitalization GRD, Inc.             19,999,000           --             --             --

Net loss                                                     --             --         (128,802)      (128,802)
                                                     ------------   ------------   ------------   ------------
Balance, December 31, 1999                             20,000,000        167,000       (128,802)        38,198

Contributions from stockholder:
   Cash                                                      --          169,168           --          169,168
   Equipment                                                 --          362,331           --          362,331

Acquisition of Filmworld, Inc.                          1,200,000       (250,000)          --         (250,000)

Contribution of capital                                   820,000        410,000           --          410,000

Issuance of stock options                                    --        1,014,800           --        1,014,800

Net loss                                                     --             --       (1,364,393)    (1,364,393)
                                                     ------------   ------------   ------------   ------------
Balance, December 31, 2000                             22,020,000   $  1,873,299   $ (1,493,195   $    380,104
                                                     ============   ============   ============   ============


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

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                            Consolidated Statement of Cash Flows

                                                Year Ended December 31, 2000 and
                                  Period January 13, 1999 (Date of Inception) to
                                        December 31, 1999 and Cumulative Amounts
--------------------------------------------------------------------------------


                                                                                                   Cumulative
                                                                       2000           1999          Amounts
                                                                    ------------   ------------   ------------
Cash flows from operating activities:
Net loss                                                            $ (1,364,393   $   (128,802   $ (1,493,195)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                          15,377          5,794         21,171
   Issuance of stock options                                           1,014,800           --        1,014,800
   (Increase) decrease in:
     Accounts receivable                                                  (4,935)       (13,500)       (18,435)
   Increase (decrease) in:
     Accounts payable                                                     18,754           --           18,754
     Accrued liabilities                                                  33,429           --           33,429
                                                                    ------------   ------------   ------------
         Net cash used in
         operating activities                                           (286,968)      (136,508)      (423,476)
                                                                    ------------   ------------   ------------
Cash flows from investing activities:
   Purchase of property and equipment                                    (21,373)       (28,966)       (50,339)
   Payments made to develop intangible assets                            (15,843)          --          (15,843)
                                                                    ------------   ------------   ------------
         Net cash used in
         investing activities                                            (37,216)       (28,966)       (66,182)
                                                                    ------------   ------------   ------------
Cash flows from financing activities:
   Proceeds from issuance of stock                                          --          167,000        167,000
   Capital contributions                                                 579,168           --          579,168
   Stock subscriptions                                                  (208,500)          --         (208,500)
   Payments on contract payable                                          (50,000)          --          (50,000)
   Proceeds from advance from related party                              100,000           --          100,000
                                                                    ------------   ------------   ------------
         Net cash provided by
         financing activities                                            420,668        167,000        587,668
                                                                    ------------   ------------   ------------
Net increase in cash and cash equivalents                                 96,484          1,526         98,010

Cash and cash equivalents at beginning of period                           1,526           --             --
                                                                    ------------   ------------   ------------
Cash and cash equivalents at end of period                          $     98,010   $     98,010          1,526
                                                                    ============   ============   ============



--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                             Notes to Consolidated Combined Financial Statements
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.  Organization and Significant Accounting Policies Continued

Pro forma amounts as if the Companies had been combined as of January 1, 1999 are as follows:


                                                2000            1999
                                            -------------   -------------

Revenues                                    $        --     $        --
Loss from operations                           (1,364,393)       (128,802)
Loss from discontinued operations              (2,889,600)       (197,011)
                                            -------------   -------------
Net loss                                    $  (4,253,993   $   (325,813)
                                            =============   =============
Net loss per share                          $        (.21)           (.02)
                                            =============   =============

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

1.  Organization and Significant Accounting Policies Continued

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

1.  Organization and Significant Accounting Policies Continued

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

--------------------------------------------------------------------------------

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.  Property and Equipment

Property and equipment is recorded at cost and consisted of the following at December 31, 2000:

Machinery and equipment                     $     393,613
Furniture and fixtures                             19,057
                                            -------------
                                                  412,670
Less accumulated depreciation                      21,171
                                            -------------
                                            $     391,499
                                            -------------

3.  Contract Payable

Contract payable consists of the following as of December 31, 2000:

Amount due on contract dated July 23,  1999
and revised on December 4, 2000 to Hidden
Splendor Resources, payable on demand with
no interest                                 $     200,000

4.  Advance From Related Party

The Company has advances from R.W. Gunnerman payable on demand with no interest in the amount of $100,000.

5.  Stock Subscriptions Receivable

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

6.  Lease Commitments

The Company leases its office space from the majority shareholder of the Company under a non-cancellable lease agreement accounted for as an operating lease. The lease expires in August 2003. The approximate minimal rental payments under the non-cancelable operating lease are as follows:


Years Ending December 31,                      Amount
                                            -------------
     2001                                   $      55,802
     2002                                          55,802
     2003                                          37,201
                                            -------------
                                            $     148,805
                                            =============

Rent expense under this lease was approximately $12,000 and $0 in 2000 and 1999, respectively.

7.   Income Taxes

At December 31, 2000 and 1999, income tax expense differs from the amount computed at federal statutory rates as follows:

                                                2000            1999
                                            -------------   -------------
Federal income tax benefit
  at statutory rate                         $     209,857   $      45,081

Difference due to S-corporation
election                                         (209,857)        (45,801)
                                            -------------   -------------
                                            $        --     $        --
                                            =============   =============

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

--------------------------------------------------------------------------------

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

8.  Dividend Policy

The Company has paid no dividends since inception.

9.  Related Party Transactions

See notes 3, 5 and 6.

10. Research and Development Expense

The Company has a contract with Professor T. F. Yen at the University of Southern California wherein he performs research for the Company. The original agreement required payments of $100,000 each in 1999 and 2000. In 2000 an additional $75,000 was paid. The contract was extended through 2001 for an additional $100,000.


11.  Stock Based Compensation

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

                                             Years Ended
                                            December 31,
                                                2000
                                            -------------

Net loss - as reported                      $  (1,364,393)
Net loss - pro forma                        $  (1,954,893)
Loss per share - as reported                $        (.07)
Loss per share - pro forma                  $        (.10)
                                            =============

--------------------------------------------------------------------------------

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

11.  Stock Based Compensation Continued

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                             December 31,
                                                2000
                                            -------------

Expected dividend yield                     $         -0-
Expected stock price volatility                    695.40%
Risk-free interest rate                              6.00%
Expected life of options                      2 - 3 years
                                            =============



The weighted average fair value of options granted during 2000 is $0.46.

The following table summarizes information about stock options outstanding at December 31, 2000:

                        Options Outstanding              Options Exercisable
              -----------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining   Weighted    Number    Weighted
   Range of    Outstanding  Contractual   Average  Exercisable  Average
   Exercise        at          Life      Exercise       at     Exercise
    Prices      12/31/00      (Years)      Price     12/31/00    Price
------------- ------------- ----------- ----------- --------- -----------
$         .50     9,456,000         1.9 $       .50 9,456,000 $       .50
         1.50       325,000         1.9        1.50   325,000        1.50
------------- ------------- ----------- ----------- --------- -----------
$ .50 to 1.50     9,781,000         1.9         .53 9,781,000 $       .53
------------- ------------- ----------- ----------- --------- -----------

12.  Supplemental Disclosure of Cash Flow Information

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



12.  Supplemental Disclosure of Cash Flow Information Continued

Actual amounts paid for interest and income taxes are as follows:

                                                   Periods Ended
                                                    December 31,
                                            -----------------------------
                                                2000            1999
                                            -------------   -------------

Interest                                    $        --     $        --
                                            =============   =============

Income taxes                                $        --     $        --
                                            =============   =============



13.  Commitments and Contingencies

Employment Agreements

The Company has entered into an employment agreement with the President and Chief Executive Officer which expires March 31, 2005. The agreement provides the employee with an annual base salary, car allowance, other employee benefits and a severance package if terminated.

14.  Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of cash, receivables, and payables approximates fair value because of the short- term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates.


15.  Recent Accounting Pronouncements

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

15.  Recent Accounting Pronouncements Continued

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

16.  Subsequent Event

Subsequent to year end the Company received $1,200,000 in cash for sale of stock and exercise of stock options.

--------------------------------------------------------------------------------

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

Dated:   June 14, 2001.

                                            SULPHCO, INC.

                                            By /s/ Mark T. Cullen
                                            ---------------------
                                                   Mark T. Cullen
                                                   Chief Executive Officer
                                                   and President