Form 10QSB
period 2001-06-30
SULPHCO INC
filed 2001-08-20
CIK 1096560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001.

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



Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,598,550 shares of Common stock issued and outstanding as of July 9, 2001.

Transitional Small Business Disclosure Format: Yes [  ]   No [X]

                                     PART I

Item 1.  Financial Statements.


                                  SULPHCO, INC.
                          (A Development Stage Company)
                    (Formerly FilmWorld, Inc. and Subsidiary)

                                     PART 1
                                     Item 1
                              Financial Statements
                                  June 30, 2001

         Balance Sheet - Assets
         Balance Sheet - Liabilities and Stockholders' Equity
         Statement of Operations
         Statement of Cash Flows
         Notes to the Financial Statements

                                  SULPHCO, INC.
                          (A Development Stage Company)
                    (Formerly FilmWorld, Inc. and Subsidiary)

                                 BALANCE SHEETS

                                     ASSETS
                                     ------



                                                    June 30,   December 31,
                                                      2001         2000
                                                   ----------   ----------
                                                   (unaudited)

Current Assets:
     Cash and cash equivalents                     $  469,634   $   98,010
     Stock subscription receivables                      --        208,500
     Related party receivable                       1,651,718         --
     Other receivables                                309,901       18,435
     Prepaid insurance                                 17,100         --
                                                   ----------   ----------

             Total Current Assets                   2,448,353      324,945
                                                   ----------   ----------

Property, Plant, & Equipment:
     Machines and equipment                           568,628      393,613
     Furniture and fixtures                            25,111       19,057
     Leasehold improvements                             9,826            0
                                                   ----------   ----------
                                                      603,565      412,670
     Less: Accumulated depreciation                    61,181       21,171
                                                   ----------   ----------

        Total Property, Plant & Equipment             542,384      391,499
                                                   ----------   ----------

Other Assets

     Patent costs                                     865,301       15,843
                                                   ----------   ----------


          TOTAL ASSETS                             $3,856,038   $  732,287
                                                   ==========   ==========


                 See accompanying notes to financial statements


                                  SULPHCO, INC.
                          (A Development Stage Company)
                    (Formerly FilmWorld, Inc. and Subsidiary)

                           BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                         June 30,              December 31,
                                                                           2001                    2000
                                                                       ------------           ------------
                                                                        (unaudited)

Current Liabilities:
     Accounts payable                                                  $      9,899           $     18,754
     Accrued expenses                                                        45,763                 33,429
     Short term note payable                                              1,000,000
      Contract payable - shareholder                                         40,000                200,000
     Note payable - shareholder                                                --                  100,000
                                                                       ------------           ------------

        Total Current Liabilities                                         1,095,662                352,183

Stockholders' Equity:
     Preferred stock: 10,000,000 shares authorized,
        $.001 par value, none issued                                           --                     --
     Common stock: 100,000,000 shares authorized of
        no par value; 33,918,550 and 22,020,000 shares issued
        and outstanding at June 30, 2001 and December 31,
        2000, respectively                                               12,087,955              1,873,299
     Deficit accumulated during the development stage                    (3,912,079)            (1,493,195)
                                                                       ------------           ------------

        Subtotal                                                          8,175,876                380,104

     Common stock subscription receivables                               (5,415,500)                  --
                                                                       ------------           ------------


        Total Stockholders' Equity                                        2,760,376                380,104
                                                                       ------------           ------------


        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  3,856,038           $    732,287
                                                                       ============           ============


                 See accompanying notes to financial statements


                                  SULPHCO, INC.
                          (A Development Stage Company)
                    (Formerly FilmWorld, Inc. and Subsidiary)

                            STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                  Three Months Ended             Six Months Ended
                                           ----------------------------    ----------------------------      Inception
                                              June 30,        June 30,        June 30,        June 30,          To
                                               2001             2000            2001           2000          06/30/01
                                           ------------    ------------    ------------    ------------    ------------
Revenue                                    $       --      $       --      $       --      $       --      $       --
                                           ------------    ------------    ------------    ------------    ------------
Operating Expenses:
  Depreciation                                    8,010           1,737          40,010           3,474          61,181
  Issuance of stock options                     686,900            --         1,461,900            --         2,476,700
  General & administrative                      529,617              85         856,264             170       1,038,273
  Research and development                       21,242          25,000         104,402         125,308         379,617
                                           ------------    ------------    ------------    ------------    ------------

      Total Operating Expenses                1,245,769          26,822       2,462,576         128,952       3,955,771
                                           ------------    ------------    ------------    ------------    ------------

       Loss from Operations                  (1,245,769)        (26,822)     (2,462,576)       (128,952)     (3,955,771)

Other Income (Expense):
   Interest Income                               43,692            --            43,692            --            43,692
   Income tax benefit                              --              --              --              --              --

Net Loss                                   $ (1,202,077)   $    (26,822)   $ (2,418,884)   $   (128,952)   $ (3,912,079)
                                           ============    ============    ============    ============    ============

Loss per Common Share -
      basic and diluted                    $      (0.04)   $      (0.00)   $      (0.10)   $      (0.01)
                                           ============    ============    ============    ============

Weighted average shares -
     basic and fully diluted                 27,426,000      20,000,000      24,760,000      20,000,000
                                           ============    ============    ============    ============



                 See accompanying notes to financial statements


                                  SULPHCO, INC.
                          (A Development Stage Company)
                    (Formerly FilmWorld, Inc. and Subsidiary)

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                Six Months Ended                     1/13/87
                                                      ------------------------------------        (Inception) to
                                                      June 30, 2001         June 30, 2000         June 30, 2001
                                                       -----------           -----------           -----------
Cash flows from operating activities:
Net Loss                                               $(2,418,884)          $  (128,952)          $(3,912,079)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation                                            40,010                 3,474                61,181
    Issuance of stock options                            1,461,900                  --               2,476,700
    Stock issued for services                              715,320                  --                 715,320
    (Increase) Decrease in:
       Accounts receivable                                  (9,466)                 --                 (27,901)
       Prepaid insurance                                   (17,100)                 --                 (17,100)
     Increase (Decrease) in:
         Accounts payable                                   (8,855)                 --                   9,899
         Accrued liabilities                                12,334                  --                  45,763
                                                       -----------           -----------           -----------
  Net cash provided by (used in)
     operating activities                                 (224,741)             (125,478)             (648,217)
                                                       -----------           -----------           -----------

Cash flows from investing activities:
  Purchase of property and equipment                      (190,895)                 --                (241,234)
  Payments made to develop intangible assets               (14,978)                 --                 (30,821)
  Loans to related party                                (2,000,000)                 --              (2,000,000)
  Repayments from related party loans                      348,282                  --                 348,282
                                                       -----------           -----------           -----------
  Net cash provided by (used in)
    investment activities                               (1,857,591)                 --              (1,923,773)
                                                       -----------           -----------           -----------



Cash flows from financing activities:
  Proceeds from issuance of stock                        1,505,456                  --               1,672,456
  Proceeds from issuance of note payable                 1,000,000                  --               1,000,000
  Capital contributions                                       --                 125,000               579,168
  Payments on stock subscription receivables               208,500                  --                    --
  Payment on contract payable                             (160,000)                 --                (210,000)
  Proceeds from advance from related party                    --                    --                 100,000

  Payments on advance from related party                  (100,000)                 --                (100,000)
                                                       -----------           -----------           -----------
Net cash provided by (used in)
        financing activities                             2,453,956               125,000             3,041,624
                                                       -----------           -----------           -----------

Net increase (decrease) in cash and cash
       equivalents                                         371,624                  (478)              469,634
Cash and equivalents at beginning of period                 98,010                 1,526                     0
                                                       -----------           -----------           -----------

Cash and equivalents at end of period                  $   469,634           $     1,048           $   469,634
                                                       ===========           ===========           ===========



                 See accompanying notes to financial statements

                                  SULPHCO, INC.
                          (A Development Stage Company)
                    (Formerly FilmWorld, Inc. and Subsidiary)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2001 AND DECEMBER 31, 2000


Note 1 - STATEMENT PREPARATION

The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities and Exchange Commission. The information furnished reflects all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-KSB. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.



Note 2 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the six months ended June 30, 2001, the Company:

         Acquired patent rights through the issuance of 292,800 shares of stock in the amount of $834,480.

         Issued 100,000 shares of common stock for a receivable of $282,000, which was collected July 13, 2001.

         Options were exercised for 9,981,000 shares of common stock for stock subscription receivables of $5,415,500.

No amounts were paid for interest or income taxes.



Note 3 - RELATED PARTY LOANS

Loans totaling $2,000,000 were made to the majority shareholder, which accrue interest at 8% per annum and are due upon demand. At June 30, 2001, the balance remaining is $1,651,718.

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

Plan of Operation

1.       Completion of Reorganization

         During the first quarter of 2001, the Company completed its change in business focus from the entertainment industry to participation in the oil refining industry with a new patent process intended to significantly reduce the sulfur content of refined petroleum product, while increasing the volume and quality of refined product from barrels of oil. In this regard, the Company's name has been changed from FilmWorld, Inc. to SulphCo., Inc. As of the filing of this Form 10- QSB, the Company's shares are traded on the Over the Counter Bulletin Board under the symbol SLPH.

2.       Business Plan

         During the remainder of this year, the Company intends to continue its efforts to obtain a marketing partner established in the oil refining industry. In this regard, the Company is pursuing business relationships with third parties for the completion of an industrial designed unit using the Company's proprietary technology. Due diligence performed by two such third parties has been completed. However, the Company has been unable to come to terms with one of those entities, Bechtel, Inc., which would have been agreeable to both parties as basis for a formal working relationship.

         At this point, the Company is in the process of designing and building a small prototype industrial unit and plans to be in a position to Beta test this unit before the end of this year. Thereafter, the Company will make appropriate modifications and changes for full scale industrial units as may be prudent given the results of the Beta testing.

         The Company intends to market a completed design for industrial units through its business relationship to be established with third parties who will participate in the custom design of individual units. In this regard, the Company's will pursue the creation of a long-term relationship with a well-established company actively involved in the refining and marketing of petroleum products.

         The Company estimates that its operating expenses (not including changes related to stock options, totaling $ 1,461,900 through the first six months of 2001) for 2001 will be as follows:

                           Wages                             $  831,000
                           R & D                             $  300,000
                           Outside Serv.                     $   93,000
                           G & A                             $  494,000
                           Depreciation                      $   80,000
                           Total                             $1,898,000

Such numbers are estimates and do not include any charges related to stock options that may or may not be granted during the year. Actual figures likely will vary as the Company's business develops.

         The Company intends to fund operations with cash generated from the private sales of the Company's common stock and such cash should be sufficient to meet the Company's operating needs for the next 12 months.

         The time frames set forth above may be adversely affected by factors such as unforeseen delays or problems, which may be discovered when the Beta unit is tested.

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

4. Facilities and Personnel.

         In late February and early March of 2001, the Company moved into its new facility at 1650 Meadow Wood Lane, Reno, Nevada. The Company new facilities include a research laboratory as well as the Company's business offices. The Company expect to employee a minimal number of people at any one time as part of its business plan for 2001. Although, the Company may experience an increase or decrease in number of employees as its needs require and as is normal in general business operations.

5. Change in Total Operating Expenses

         At the end of the second quarter of 2001, the Company's operating expense totaled $2,462,576. This included $1,461,900 booked in connection with the issuance of stock options, a non-cash expense the Company incurred in connection with options granted and issued to officers and directors. Such expense is the difference between the market price of the Company's stock at the time the options were granted and the option price of the shares available pursuant to the options. The difference between the option price and the market price at the time the options were granted is booked as an item of operating expense to the Company.


         The General and Administrative expense was $856,264 at the end of the second quarter of 2001 was considerably significantly higher than the same period last year which did not have any business activity.


                                     PART II

Item 1.  Legal Proceedings.

         The Company is not party to, and none of the Company's property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings that will have a materially adverse effect upon the Company's financial condition or operation, except as follows:

         On or about November 4, 1999, the Kidani Trust, Clarence E. Jackson and Robert H. Nakata filed a complaint in the Circuit Court of the First Circuit, State of Hawaii naming themselves as plaintiffs and Daniel Patterson, Kathleen Patterson and American Pacific Financial Services, Inc.("APFS") as defendants. The action is listed as civil number 99-4110-11 in that court. In that complaint, plaintiffs allege that the Patterson's solicited money from plaintiff for investment in a company named Blue Parrot. Plaintiffs allege that Blue Parrot is "an unincorporated related company to APFS." Plaintiff claim that they gave the Patterson $160,000 and that the Mr. Patterson later executed a promissory note in favor of plaintiffs in the amount of $140,000. Plaintiffs claim that Mr. Patterson executed that promissory note as "CEO of APFS." Plaintiffs seek to collect on that note against all defendants. Plaintiff's complaint lists counts for breach of contract, securities fraud, civil conspiracy and unfair business practices. Plaintiffs' complaint prays for an award of "special, consequential, general and punitive damages, plus treble damages pursuant to Chapter 480 of the Hawaii Revised Statutes, plus their costs and attorneys fees. Mr. Patterson did not make management of the Company aware of the existence of this complaint.

         Plaintiffs obtained a default judgment against defendants on or about May 12, 2000. After the Company became aware of the action, it filed a motion in this action to have the default judgment set aside. That motion was granted on or about September 11, 2000.

         This litigation has settled with no expense to the Company.

         On or about June 22, 2001, the Company brought suit in the United States District Court for the District of Nevada, against Amir I. Elgindy, also know as Anthony Elgindy or Tony Elgindy. In its complaint the Company alleges that the defendant is disseminating negative information about the Company in an attempt to artificially lower the market price for the Company's shares. The Company alleges that the defendant is artificially lowering the market price for the Company's shares in order to cover his "short" position in the Company's shares. The Company alleges that defendant's short selling scheme is a violation of the federal securities laws. In this action the Company seeks judgment which prevents defendant from engaging his short selling scheme and awards the Company damages for defendant's actions.

         The defendant failed to answer the complaint and his default has been entered. The Company intends to pursue a default judgment.


Item 2.  Changes in Securities.

         (a) Recent Sales of Common Shares.

         During the second quarter of 2001, the Company issued shares of its common stock as follows:

         On April 11, 2001, the Company issued 200,000 shares of its common stock to Paul Moote in consideration for consulting services rendered to the Company. Such shares were valued at $2.86 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The certificate representing such shares bears an appropriate restrictive legend regarding the resale of the sales.

         On April 11, 2001, the Company issued 350,000 shares of its common stock to Vitro S.A. De C.V. in consideration for $1,000,0000 in cash. Such shares were valued at $2.86 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The certificate representing such shares bears an appropriate restrictive legend regarding the resale of the sales.

         On April 11, 2001, the Company issued 24,750 shares of its common stock to Harry P. Holman in consideration for $36,456 in cash. Such shares were valued at $1.50 per share as part of the Company's agreement with Mr. Holman . Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The certificate representing such shares bears an appropriate restrictive legend regarding the resale of the sales.

         On May 24, 2001, the Company issued a total of 9,981,000 shares of its common stock to the following individuals who exercised their options to purchase shares. These individuals issued the Company stock subcription receivables as consideration for the issuance of these shares commensurate with the agreed upon option price set forth in the agreements for each individual. Such shares were issued pursuant to the exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended. The certificate representing such shares bears an appropriate restrictive legend regarding the resale of the sales. In this regard, shares were issued to the following:

Name                                        Shares

Rudolph Gunnerman                           7,150,000
Dr. Mark Cullen                             1,000,000
Alexander H. Walker, Jr.                    1,000,000
Paul Neilson                                  100,000
Erika Herrmann                                100,000
Harry Holman                                  200,000

Loren Kalman                                   25,000
Steven Ligon                                   50,000
Rohinis Govind                                 50,000
Todd T. Orme                                   50,000
Shri Kant Singh                                25,000
Mojtaba Ahmadiantehrani                        25,000
P.C. Knauff                                   206,000

         On June 21, 2001, the Company issued a total of 100,000 shares of its common stock to Coldwater Capital LLC and 200,000 shares to Stearne, Agee & Lech, Inc. Such shares were valued at $2.94 per share respectively. Such shares were issued pursuant to the exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended. The certificates representing such shares bear an appropriate restrictive legend regarding the resale of the shares.

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

         (b)   Merger with Subsidiary.

         In its proxy statement, the Company's management asked the shareholders to approve a merger between the Company and the Company's wholly-owned subsidiary. The Company proposed to merge its wholly-owned subsidiary GRD, Inc., doing business as SulphCo, Inc., into the Company and change the corporate name to SulphCo, in order to more clearly reflect the business operations of the Company. The terms of the merger provide that the Company will be the surviving entity and that the Company's name will be changed to SulphCo, Inc. Under the terms of the merger, the shares of GRD, Inc.'s common stock owned by the Company would be retired and no additional shares of the Company's common stock would be issued as part of the merger.

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

Voted abstaining: 0

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

         (b) Reports on Form 8-K.

         During the first and second quarters of 2001, the Company filed the following reports on Form 8-K:

         Form 8-K/A filed February 14, 2001. The Company's February 14, 2001 Form 8-K/A amended the Company's Form 8-K filed on December 19, 2000. Item 7 of the February filing contains applicable financial statement information in connection with the change in the control of the Company reported in the December 19, 2000 Form 8-K.

         Form 8-K filed June 1, 2001. The Company's June 1, 2001 Form 8-K reported the Company's change in its independent certified accountants.

         In Accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 20, 2001                   SULPHCO, INC.

                                  By: /s/ Dr. Rudolph W. Gunnerman
                                  ------------------------------
                                          Dr. Rudolph W. Gunnerman
                                          Its: Chairman of the Board