Form 10QSB/A
period 2001-03-31
SULPHCO INC
filed 2001-09-06
CIK 1096560

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

Transitional Small Business Disclosure Format: Yes [X]   No [ ]

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



         Assets

urrent assets:
     Cash and cash equivalents                                                  $      1,023,139
     Other receivables                                                                    21,885
                                                                                ----------------
              Total current assets                                                     1,045,024

Property and equipment, net                                                              540,715
Patent costs                                                                              15,843
                                                                                ----------------
                                                                                $      1,601,582
                                                                                ----------------
--------------------------------------------------------------------------------
         Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                           $        152,282
     Accrued liabilities                                                                  47,072
     Deposit                                                                             210,000
     Contract payable                                                                    115,000
                                                                                ----------------
              Total current liabilities                                                  524,354

Commitments and contingencies                                                               --

Stockholders' equity:
     Preferred stock: 10,000,000 shares authorized $.001 par value,
       none issued                                                                          --
     Common stock: 100,000,000 shares authorized of no par value,
       22,712,800 shares issued and outstanding                                        5,031,630
     Deficit accumulated during the development stage                                 (3,954,402)
                                                                                ----------------
              Total stockholders' equity                                               1,077,228
                                                                                ----------------

                                                                                $      1,601,582
                                                                                ----------------




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

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                            Consolidated Statement of Operations

                                     Three Months Ended March 31, 2001 and 2000,
                     And The Period From January 13, 1999 (Date of Inception) to
                                             March 31, 2001 (Cumulative Amounts)
--------------------------------------------------------------------------------



                                                                        Cumulative
                                         2001             2000            Amounts
                                    ---------------  ---------------  ---------------
Revenue                             $          --    $          --   $           --

Operating expenses:
     Depreciation                            32,000            1,737           53,171
     General and administrative           2,346,047               85        3,542,856
     Research and development                83,160          100,308          358,375
                                    ---------------  ---------------  ---------------
                                          2,461,207          102,130        3,954,402
                                    ---------------  ---------------  ---------------
              Loss from operations       (2,461,207)        (102,130)      (3,954,402)
                                    ---------------  ---------------  ---------------
Income tax benefit:                            --               --               --
                                    ---------------  ---------------  ---------------
              Net loss              $    (2,461,207  $      (102,130  $    (3,954,402)
                                    ===============  ===============  ===============
Loss per common share -
     basic and diluted              $          (.11) $          (.01)
                                    ===============  ===============
Weighted average shares -
     basic and fully diluted             22,028,000       20,000,000
                                    ===============  ===============



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

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                            Consolidated Statement of Cash Flows

                                     Three Months Ended March 31, 2001 and 2000,
                     And The Period From January 13, 1999 (Date of Inception) to
                                             March 31, 2001 (Cumulative Amounts)
--------------------------------------------------------------------------------


                                                                                                          Cumulative
                                                                            2001            2000            Amounts
                                                                      ---------------  ---------------  ---------------
Cash flows from operating activities:
Net loss                                                              $    (2,461,207) $      (102,130) $    (3,954,402)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                               32,000            1,737           53,171
   Issuance of stock options                                                  775,000             --          1,789,800
   Stock issued for services                                                1,383,331             --          1,383,331
   (Increase) decrease in:
     Accounts receivable                                                       (3,450)            --            (21,885)
   Increase (decrease) in:
     Accounts payable                                                         133,528             --            152,282
     Deposits                                                                 210,000             --            210,000
     Accrued liabilities                                                       13,643             --             47,072
                                                                      ---------------  ---------------  ---------------
         Net cash used in
         operating activities                                                  82,845         (100,393)        (340,631)
                                                                      ---------------  ---------------  ---------------
Cash flows from investing activities:
   Purchase of property and equipment                                        (181,216)            --           (231,555)
   Payments made to develop intangible assets                                    --               --            (15,843)
                                                                      ---------------  ---------------  ---------------
         Net cash used in
         investing activities                                                (181,216)            --           (247,398)
                                                                      ---------------  ---------------  ---------------
Cash flows from financing activities:
   Proceeds from issuance of stock                                          1,000,000             --          1,167,000
   Capital contributions                                                         --            100,000          579,168
   Stock subscriptions                                                        208,500             --               --
   Payments on contract payable                                               (85,000)            --           (135,000)
   Proceeds from related party advance                                           --               --            100,000
   Payments on related party advance                                         (100,000)            --           (100,000)
                                                                      ---------------  ---------------  ---------------
         Net cash provided by
         financing activities                                               1,023,500          100,000        1,611,168
                                                                      ---------------  ---------------  ---------------
Net increase (decrease) in cash and cash equivalents                          925,129             (393)       1,023,139

Cash and cash equivalents at beginning of period                               98,010            1,526             --
                                                                      ---------------  ---------------  ---------------
Cash and cash equivalents at end of period                            $     1,023,139  $         1,133  $     1,023,139
                                                                      ===============  ===============  ===============


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

                                                  FILMWORLD, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                             Notes to Consolidated Combined Financial Statements

                                                      December 31, 2000 and 1999

--------------------------------------------------------------------------------

1.   Statement            The Company has  prepared the  accompanying  financial
     Preparation          statements    with   interim    financial    reporting
                          requirements   promulgated   by  the   Securities  and
                          Exchange   Commission.   The   information   furnished
                          reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

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

2.   Earnings             The  computation of diluted  earnings per common share
     per Share            is based on the  weighted  average  number  of  shares
                          outstanding  during the year,  plus the  common  stock
                          equivalents. Common stock equivalents are not included
                          in the diluted  earnings (loss) per share  calculation
                          when  their  effect  is  antidilutive.   Common  stock
                          equivalents   arising   from  options  have  not  been
                          included in diluted earnings per share.


3.   Supplemental         Actual amounts paid for interest and  income taxes are
     Disclosure of        as follows:
     Cash Flow
     Information

                                              Periods Ended March 31,
                                        -----------------------------------
                                               2001             2000
                                        ----------------  ----------------

Interest                                $          --     $           --
                                        ----------------  ----------------

Income taxes                            $          --     $           --
                                        ----------------  ----------------


--------------------------------------------------------------------------------

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

5. Change in G & A Expense

         At the end of the first quarter of 2001, the Company's general and administrative expense totaled $2,346,047. This was significantly higher than the Company's general and administrative expense for the same period in 2000.
This increase constitutes expense the Company has incurred in connection with options the Company has issued to officers and directors and Stock issued for rights to technology. The expense for the options is the result the difference between the market price of the Company's stock at the time the options were issued and the option price of the shares available pursuant to the options. The difference between option price and market price at the time the options were issued is booked as a general and administrative expense to the Company.

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

         Plaintiffs obtained a default judgment against defendants on or about May 12, 2000. After the Company became aware of the action, it filed a motion in his action to have the default judgment set aside. That motion was granted on or about September 11, 2000. This litigation subsequently was settled with no cost to the Company.


Item 2.  Changes in Securities.

         (a) Recent Sales of Common Shares.

         During the first quarter of 2001, the Company issuance shares of its common stock as follows:

         On January 12, 2001, the Company issued 292,800 shares of its common stock to Erika Herrmann in consideration for the transfer of certain intellectual property rights to the Company. Such shares were valued at $4.25 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The certificate representing such shares bears an appropriate restrictive legend regarding the resale of the sales.

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


         (b) Recent Sales of Options to Purchase Common Shares.

         During the first quarter of 2001, the Company issued options to purchase shares of its common stock as follows:


Name of Optionee       No. of Option Shares      Price    Term
----------------       --------------------      -----    ----

Paul Neilson           100,000                   $0.50    1 yr from 2/14/01
Harry Holman           100,000                   $1.50    2 yrs from 2/9/01


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

September 6, 2001                      SULPHCO, INC.

                                  By: /s/ Rudolph W. Gunnerman
                                  ----------------------------
                                          Rudolph W. Gunnerman
                                          Its: Chairman of the Board