Form 10QSB/A
period 2001-06-30
SULPHCO INC
filed 2001-09-06
CIK 1096560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB
                                 Amendment No,1

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

Transitional Small Business Disclosure Format: Yes [X]   No [ ]

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

                                 BALANCE SHEETS

                                     ASSETS


                                                     June 30,   December 31,
                                                       2001         2000
                                                    ----------   ----------
Current Assets:
     Cash and cash equivalents                      $  469,634   $   98,010
     Stock subscription receivables                       --        208,500
     Related party receivable                        1,651,718         --
     Other receivables                                 341,234       18,435
     Prepaid insurance                                  17,100         --
                                                    ----------   ----------

             Total Current Assets                    2,479,686      324,945
                                                    ----------   ----------

Property, Plant, & Equipment:
     Machines and equipment                            568,628      393,613
     Furniture and fixtures                             25,111       19,057
     Leasehold improvements                              9,826            0
                                                    ----------   ----------
                                                       603,565      412,670
     Less: Accumulated depreciation                     61,181       21,171
                                                    ----------   ----------

                Total Property, Plant & Equipment      542,384      391,499
                                                    ----------   ----------

Other Assets
     Patent costs                                       15,843       15,843
                                                    ----------   ----------

          TOTAL ASSETS                              $3,037,913   $  732,287
                                                    ==========   ==========


                 See accompanying notes to financial statements

                                  SULPHCO, INC.
                          (A Development Stage Company)
                    (Formerly FilmWorld, Inc. and Subsidiary)

                           BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  June 30,      December 31,
                                                                    2001            2000
                                                                ------------    ------------
Current Liabilities:
     Accounts payable                                           $      9,899    $     18,754
     Accrued expenses                                                 45,763          33,429
     Short term note payable                                       1,000,000
      Contract payable - shareholder                                  40,000         200,000
     Note payable - shareholder                                         --           100,000
                                                                ------------    ------------

        Total Current Liabilities                                  1,095,662         352,183
                                                                ------------    ------------

Stockholders' Equity:
     Preferred stock: 10,000,000 shares authorized,
        $.001 par value, none issued                                    --              --
     Common stock: 100,000,000 shares authorized of
        no par value; 33,918,550 and 22,020,000 shares issued
        and outstanding at June 30, 2001 and December 31,
        2000, respectively                                        12,493,486       1,873,299
     Deficit accumulated during the development stage             (5,135,735)     (1,493,195)
                                                                ------------    ------------

        Subtotal                                                   7,357,751         380,104

     Common stock subscription receivables                        (5,415,500)           --
                                                                ------------    ------------


        Total Stockholders' Equity                                 1,942,251         380,104
                                                                ------------    ------------


        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  3,037,913    $    732,287
                                                                ============    ============


                 See accompanying notes to financial statements

                                                 SULPHCO, INC.
                                         (A Development Stage Company)
                                   (Formerly FilmWorld, Inc. and Subsidiary)

                                           STATEMENTS OF OPERATIONS

                                             Three Months Ended               Six Months Ended           Inception
                                          June 30,         June 30,        June 30,       June 30,           To
                                            2001             2000            2001           2000          06/30/01
                                        ------------    ------------    ------------    ------------    ------------
Revenue                                           $-              $-              $-              $-              $-
                                        ------------    ------------    ------------    ------------    ------------
Operating Expenses:
  Depreciation                                 8,010           1,737          40,010           3,474          61,181
  Issuance of stock and stock options        686,900            --         2,706,300            --         3,721,100
  General & administrative                   540,206              85         866,853             170       1,048,862
  Research and development                    21,242          25,000         104,402         125,308         379,617
                                        ------------    ------------    ------------    ------------    ------------

      Total Operating Expenses             1,256,358          26,822       3,717,565         128,952       5,210,760
                                        ------------    ------------    ------------    ------------    ------------

       Loss from Operations               (1,256,358)        (26,822)     (3,717,565)       (128,952)     (5,210,760)

Other Income (Expense):
   Interest Income                            75,025            --            75,025            --            75,025
   Income tax benefit                           --              --              --              --              --
                                        ------------    ------------    ------------    ------------    ------------

Net Loss                                $ (1,181,333)   $    (26,822)   $ (3,642,540)   $   (128,952)   $ (5,135,735)
                                        ============    ============    ============    ============    ============

Loss per Common Share -
      basic and diluted                 $      (0.04)   $      (0.00)   $      (0.15)   $      (0.01)
                                        ============    ============    ============    ============

Weighted average shares -
     basic and fully diluted              27,426,000      20,000,000      24,760,000      20,000,000
                                        ============    ============    ============    ============


                                See accompanying notes to financial statements

                                  SULPHCO, INC.
                          (A Development Stage Company)
                    (Formerly FilmWorld, Inc. and Subsidiary)

                            STATEMENTS OF CASH FLOWS

                                                                                     1/13/99
                                                            Six Months Ended      (Inception) to
                                                     June 30, 2001  June 30, 2000  June 30, 2001
                                                      -----------    -----------    -----------
Cash flows from operating activities:
Net Loss                                              $(3,642,540)   $  (128,952)   $(5,135,735)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation                                           40,010          3,474         61,181
    Issuance of stock and stock options                 2,706,300           --        3,721,100
    Stock issued for services and technology rights       715,320           --          715,320
    (Increase) Decrease in:
       Accounts receivable                                (40,799)          --          (59,234)
       Prepaid insurance                                  (17,100)          --          (17,100)
     Increase (Decrease) in:
         Accounts payable                                  (8,855)          --            9,899
         Accrued liabilities                               12,334           --           45,763
                                                      -----------    -----------    -----------
  Net cash provided by (used in)
     operating activities                                (235,330)      (125,478)      (658,806)
                                                      -----------    -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                     (190,895)          --         (241,234)
  Payments made to develop intangible assets               (4,389)          --          (20,232)
  Loans to related party                               (2,000,000)          --       (2,000,000)
  Repayments from related party loans                     348,282           --          348,282
                                                      -----------    -----------    -----------
  Net cash provided by (used in)
    investment activities                              (1,847,002)          --       (1,913,184)
                                                      -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of stock                       1,505,456           --        1,672,456
  Proceeds from issuance of note payable                1,000,000           --        1,000,000
  Capital contributions                                      --          125,000        579,168
  Payments on stock subscription receivables              208,500           --             --
  Payment on contract payable                            (160,000)          --         (210,000)
  Proceeds from advance from related party                   --             --          100,000

  Payments on advance from related party                 (100,000)          --         (100,000)
                                                      -----------    -----------    -----------
Net cash provided by (used in)
        financing activities                            2,453,956        125,000      3,041,624
                                                      -----------    -----------    -----------

Net increase (decrease) in cash and cash
       equivalents                                        371,624           (478)       469,634
Cash and equivalents at beginning of period                98,010          1,526              0
                                                      -----------    -----------    -----------
Cash and equivalents at end of period                 $   469,634    $     1,048    $   469,634
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

         The Company estimates that its operating expenses (not including expenses related to issuances of stock or stock options, totaling $ 2,706,300 through the first six months of 2001) for 2001 will be as follows:

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

3.       Research and Development.

         The Company will continue its research and development program during 2001 in order to facilitate the development of the design and manufacturing of industrial units which embody the Company's proprietary technology. Management anticipates that its research and development costs will be approximately $430,000 in 2001. As stated above, the Company will pay for said costs with cash it has received from the private sale of its common stock.

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

5.       Change in Total Operating Expenses

         At the end of the second quarter of 2001, the Company's operating expense totaled $3,717,565. This included $2,706,300 booked in connection with the issuance of stock and stock options, non-cash expenses the Company incurred in connection with options granted and issued to officers and directors and stock issued for rights to technology. The expense for the options is the difference between the market price of the Company's stock at the time the options were granted and the option price of the shares available pursuant to the options. The difference between the option price and the market price at the time the options were granted is booked as an item of operating expense to the Company.

         The General and Administrative expense was $866,853 at the end of the second quarter of 2001 was considerably significantly higher than the same period last year which did not have any business activity.


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


Item 2.  Changes in Securities.

         (a) Recent Sales of Common Shares.

         During the second quarter of 2001, the Company issued shares of its common stock as follows:

         On April 11, 2001, the Company issued 200,000 shares of its common stock to Paul Moote in consideration for consulting services a rendered to the Company and technology right. Such shares were valued at $2.86 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The certificate representing such shares bears an appropriate restrictive legend regarding the resale of the sales.

         On April 11, 2001, the Company issued 350,000 shares of its common stock to Vitro S.A. De C.V. in consideration for $1,000,0000 in cash. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The certificate representing such shares bears an appropriate restrictive legend regarding the resale of the sales. The $1,000,000 received may be required to be refunded if the Company does not meet certain conditions of specific time frames. Thus, the $1,000,000 has been recorded as a liability until such time as the conditions are met or the amount is refunded.

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

Name                                        Shares

Rudolph Gunnerman                           7,150,000
Dr. Mark Cullen                             1,000,000
Alexander H. Walker, Jr.                    1,000,000
Paul Neilson                                  100,000
Erika Herrmann                                100,000
Harry Holman                                  200,000
Loren Kalman                                   25,000
Steven Ligon                                   50,000
Rohinis Govind                                 50,000
Todd T. Orme                                   50,000
Shri Kant Singh                                25,000
Mojtaba Ahmadiantehrani                        25,000
McDermitt Investment                          206,000

         In June 2001, the Company issued a total of 100,000 shares of its common stock to Coldwater Capital LLC and 200,000 shares to Stearne, Agee & Lech, Inc. Such shares were valued at $2.94 per share and $1.41 per share, respectively. Such shares were issued pursuant to the exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended.

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