Form 10QSB
period 2001-09-30
SULPHCO INC
filed 2001-11-20
CIK 1096560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001.

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

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 40,877,170 shares of Common stock issued and outstanding as of November 19, 2001.

Transitional Small Business Disclosure Format: Yes [  ]   No [X]

                                     PART I

Item 1.  Financial Statements.




                                  SULPHCO, INC.
                          (A Development Stage Company)

                                     PART 1
                                     Item 1
                              Financial Statements
                               September 30, 2001

         Balance Sheet
         Statement of Operations
         Statement of Cash Flows
         Notes to the Financial Statements

                                  SULPHCO, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS
                                                                  September 30,
                                                                     2001           December 31,
                                                                   (Unaudited)          2000
                                                                 -------------     -------------
Current Assets:
     Cash and cash equivalents                                   $      59,640     $      98,010
     Stock subscription receivables                                    270,000           208,500
     Related party receivables                                       1,757,681                 -
     Other receivables                                                       -            18,435
     Prepaid insurance                                                  66,098                 -
                                                                 -------------     -------------
          Total Current Assets                                       2,153,419           324,945
                                                                 -------------     -------------
Property, Plant, & Equipment:
     Machines and equipment                                            568,628           393,613
     Furniture and fixtures                                             26,458            19,057
     Leasehold improvements                                              9,826                 0
                                                                 -------------     -------------
                                                                       604,912           412,670
     Less: Accumulated depreciation                                     69,191            21,171
                                                                 -------------     -------------

          Total Property, Plant & Equipment                            535,721           391,499
                                                                 -------------     -------------
Other Assets
     Patent costs                                                       65,720            15,843
                                                                 -------------     -------------

          TOTAL ASSETS                                           $   2,754,860     $     732,287
                                                                 =============     =============



                 See accompanying notes to financial statements

                                  SULPHCO, INC.
                          (A Development Stage Company)

                           BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                  September 30,
                                                                      2001           December 31,
                                                                   (Unaudited)            2000
                                                                  -------------     -------------
Current Liabilities:
     Accounts payable                                            $     175,340     $      18,754
     Accrued expenses                                                   22,336            33,429
     Short term note payable                                         1,000,000                 -
     Contract payable - shareholder                                          -           200,000
     Note payable - shareholder                                              -           100,000
                                                                 -------------     --------------

        Total Current Liabilities                                    1,197,676           352,183
                                                                 -------------     --------------

Stockholders' Equity:
     Preferred stock: 10,000,000 shares authorized,
        $.001 par value, none issued.                                        -                 -
     Common stock: 100,000,000 shares authorized of
        no par value; 36,877,170 and 22,020,000 shares issued
        and outstanding at September 30, 2001 and
        December 31, 2000, respectively                             20,022,462         1,873,299
     Deficit accumulated during the development stage              (11,389,778)       (1,493,195)
                                                                 -------------     --------------

        Subtotal                                                     8,632,684           380,104

     Common stock subscription receivables                          (7,075,500)                -
                                                                 -------------     --------------

        Total Stockholders' Equity                                   1,557,184           380,104
                                                                 -------------     --------------


        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   2,754,860     $     732,287
                                                                 =============     ==============



                 See accompanying notes to financial statements

                                  SULPHCO, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended                 Nine Months Ended              1/13/99
                                               September 30,       September         September        September     (Inception)To
                                                   2001            30, 2000          30, 2001         30, 2000         9/30/01
                                               --------------    -------------     --------------   ------------   --------------

Revenue                                        $            -    $           -     $            -   $          -   $            -
                                               --------------    -------------     --------------   ------------   --------------

Operating Expenses:
  Depreciation                                          8,010            1,737             48,020          5,211           69,191
  Issuance of stock and stock options               4,736,413                -          9,064,634              -       10,079,434
  General & administrative                            358,314           27,610            814,241         28,088          996,250
  Research and development                             27,583           25,000            131,985        150,000          407,200
                                               --------------    -------------     --------------   ------------   --------------

      Total Operating Expenses                      5,130,320           54,347         10,058,880        183,299       11,552,075
                                               --------------    -------------     --------------   ------------   --------------

Loss from Operations                               (5,130,320)         (54,347)       (10,058,880)      (183,299)     (11,552,075)

     Other Income (Expense):
      Interest Income                                 105,158                -            162,297              -          162,297
                                               --------------    -------------     --------------   ------------   --------------

Loss before Income Taxes                           (5,025,162)         (54,347)        (9,896,583)      (183,299)     (11,390,778)

Current Income Tax Expense (Benefit)                        -                -                  -              -                -
                                               --------------    -------------     --------------   ------------   --------------

Net Loss                                       $   (5,025,162)   $     (54,347)    $   (9,896,583)  $   (183,299)  $  (11,390,778)
                                               ==============    =============     ==============   ============   ==============

Loss per Common Share -
      basic and diluted                        $        (0.14)   $       (0.00)    $        (0.35)  $      (0.01)
                                               ==============    =============     ==============   ============

Weighted average shares -
     basic and fully diluted                       36,367,425       20,000,000         28,671,405     20,000,000
                                               ==============    =============     ==============   ============




                 See accompanying notes to financial statements

                                  SULPHCO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended                   Jan. 13, 1999
                                                                  ------------------------------------------      (Inception) to
                                                                     September 30,        September 30,           September 30,
                                                                         2001                 2000                    2001
                                                                  -------------------   --------------------  --------------------
Cash flows from operating activities:
Net Loss                                                            $     (9,896,583)     $        (183,299)    $     (11,390,178)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                              48,020                  5,211                69,191
    Issuance of stock and stock options for services                       9,063,634                      -            10,078,434
    Interest accrued on receivables                                         (136,348)                     -              (136,348)
    (Increase) Decrease in:
       Receivables                                                            (6,535)                     -               (24,970)
       Prepaid insurance                                                     (66,098)                     -               (66,098)
     Increase (Decrease) in:
       Accounts payable                                                      156,586                      -               175,340
       Accrued liabilities                                                   (11,093)                 8,791                22,336
                                                                    ----------------      -----------------     -----------------

 Net cash used in operating activities                                      (847,417)              (169,297)           (1,270,893)
                                                                    ----------------      -----------------     -----------------

Cash flows from investing activities:
  Purchase of property and equipment                                        (192,242)                     -              (242,581)
  Payments made to develop intangible assets                                 (49,877)                     -               (65,720)
  Loans to related party                                                  (2,480,378)                     -            (2,480,378)
  Repayments from related party loans                                        884,015                      -               884,015
                                                                    ----------------      -----------------     -----------------

 Net cash used in investment activities                                  (1,838,482)                      -            (1,904,664)
                                                                    ----------------      -----------------     -----------------

Cash flows from financing activities:
  Proceeds from issuance of stock                                          1,575,456                      -             1,742,456
  Proceeds from issuance of note payable                                   1,000,000                      -             1,000,000
  Capital contributions                                                            -                217,167               579,168
  Payments on stock subscription receivables                                 490,500                      -               282,000
  Payment on contract payable                                               (200,000)                     -              (250,000)
  Proceeds from advance from related party                                         -                      -               100,000
  Payments on advance from related party                                    (100,000)                     -              (100,000)
  Dividends paid                                                            (118,427)                     -              (118,427)
                                                                    ----------------      -----------------     -----------------

 Net cash provided by financing activities                                 2,647,529                217,167             3,235,197
                                                                    ----------------      -----------------     -----------------

Net increase (decrease) in cash and cash
       equivalents                                                           (38,370)                47,870                59,640
Cash and equivalents at beginning of period                                   98,010                  1,526                     -
                                                                    ----------------      -----------------     -----------------

Cash and equivalents at end of period                               $         59,640      $          49,396     $          59,640
                                                                    ================      =================     =================



                 See accompanying notes to financial statements

                                  SULPHCO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000


Note 1 - STATEMENT PREPARATION

The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-KSB. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.


Note 2 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the nine months ended September 30, 2001, the following occurred:

         The Company issued 2,758,620 shares of common stock for a receivable of $2,000,000, of which $70,000 was collected September, 2001, and an additional $270,000 was collected October, 2001.

         Options were exercised for 9,981,000 shares of common stock for stock subscription receivables of $5,415,500.

No amounts were paid for interest or income taxes.


Note 3 - RELATED PARTY LOANS

Loans of $2,300,000 were made to the majority shareholder due upon demand, of which $1,000,000 accrues interest at 8% per annum. At September 30, 2001, the balance remaining is $1,415,985.

Note 4 - SUBSEQUENT EVENT

Subsequent to quarter end, the Company signed a shareholder, escrow, and exclusive licensing agreement with an Italian oil refining company to start a jointly owned company in Europe to market and license the Company's process in European Union countries.


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

2.       Business Plans

         At this point, the Company has designed and built a small proto-type industrial unit that is successfully treating 200 to 300 barrels of diesel fuel per day at the Iplom oil refinery plant located outside of Genoa, Italy. In addition, the Company has designed and built a larger industrial unit which will treat up to 3,000 barrels of diesel oil per day that will be installed at that same plant and should be operating before the end of 2001.

         The Company intends to market its industrial size units through its business relationships to be established with third parties. In this regard, the Company has joined with an Italian oil refining company to start a jointly owned company in Europe to market and license the Company's process in European Union countries. In addition, the Company will pursue the creation of long-term relationships with other well-established companies actively involved in the refining and marketing of petroleum products in the United States and other countries throughout the world.

         The Company estimates that its operating expenses (not including expenses related to issuances of common stock and stock options, which total $9,064,634 for the first nine months of the year 2001) for 2001 will be as follows:

                           Wages                             $  298,000
                           R & D                             $  225,000
                           Outside Serv.                     $  135,000
                           G & A                             $  494,000
                           Depreciation                      $   65,000
                           Total                             $1,317,000

         Such numbers are estimate only and do not include any charges related to stock options that may or may not be granted during the year. Actual figures likely will vary as the Company's business develops.The Company intends to fund operations with cash generated from the private sales of the Company's common stock and such cash should be sufficient to meet the Company's operating needs for the next 12 months.

         The time frames set forth above may be adversely affected by factors such as unforeseen delays in the design of the Beta testing and industrial units and unforeseen problems which are discovered when the Beta and industrial units are tested.

         The Company's plans also could be adversely impacted by the patenting process for the devises and methods which comprise the Company's proprietary technology. In this regard, the need to keep aspects of the Company's technology secret during the patenting process could delay the Company's plans to bring its proprietary technology to market.

3. Research and Development.

         The Company will continue its research and development program during 2001 in order to facilitate the development of the design and manufacturing of industrial units which embody the Company's proprietary technology. Management anticipates that its research and development costs will be approximately $225,000 in 2001. As stated above, the Company will pay for said costs with cash it has received from the private sale of its common stock.

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

5. Changes In Operating Expense

         At the end of the third quarter of 2001, the Company's operating expense totaled $10,058,880. This included $9,064,634 booked in connection with the issuance of stock and stock options, non-cash expenses the Company incurred in connection with stock options granted and issued to officers and directors and stock issued for rights to technology. The expense for the options is the difference between the market price of the Company's stock at the time the options were granted and the option price for the shares available pursuant to the options. The difference between the option price and the market price at the time the options were granted is booked as an item of operating expense to the Company.

         The General and Administrative expense of $814,241 at the end of the third quarter of 2001 was considerably significantly higher than the same period in the last year due to the fact that the Company had no business activity that period.

                                    PART II

Item 1.  Legal Proceedings.

         The Company is not party to, and none of the Company's property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings that could have a materially adverse effect upon the Company's financial condition or operation, except as follows:

         On or about November 4, 1999, the Kidani Trust, Clarence E. Jackson and Robert H. Nakata filed a complaint in the Circuit Court of the First Circuit, State of Hawaii naming themselves as plaintiffs and Daniel Patterson, Kathleen Patterson and the Company, under its former name, American Pacific Financial Services, Inc.("APFS") as defendants. The action is listed as civil number 99-4110-11 in that court. In that complaint, plaintiffs allege that the Patterson solicited money from plaintiff for investment in a company named Blue Parrot. Plaintiffs allege that Blue Parrot is "an unincorporated related company to APFS." Plaintiff claim that they gave Patterson $160,000 and that the Mr. Patterson later executed a promissory note in favor of plaintiffs in the amount of $140,000. Plaintiffs claim that Mr. Patterson executed that promissory note as "CEO of APFS." Plaintiffs seek to collect on that note against all defendants. Plaintiff complaint lists counts for breach of contract, securities fraud, civil conspiracy and unfair business practices. Plaintiffs' complaint prays for an award of "special, consequential, general and punitive damages, plus treble damages pursuant to Chapter 480 of the Hawaii Revised Statutes, plus their costs and attorneys fees. Mr. Patterson did not make management of the Company aware of the existence of this complaint. This litigation was settled and a "Stipulation for Dismissal of the Case With Prejudice as to All Claims and Parties" was filed with the court on August 8, 2001. The Company has no obligations or duties under the terms of the settlement.

         On or about June 22, 2001,  the Company filed a complaint  against Amir
I. Elgindy, also known as Anthony Elgindy and Tony Elgindy and doing business as Pacific Equity Investigations and InsideTruth.com. The complaint was filed in the United States District Court for the District of Nevada. Mr. Elgindy failed to file an answer to the complaint and his default was entered on or about July 19, 2001. Thereafter, on or about Ocober 4, 2001, Mr. Elgindy filed a motion to have the default set aside and to dismiss the complaint. The Company responded to the motion in October of 2001 by filing an amended complaint against Mr. Elgindy and unnamed "doe" defendants. In the amended complaint, the Company outlines causes of action against Mr. Elgindy for fraud, deceptive trade practices, trade disparagement and interference with prospective contractual and/or economic advantage. In the prayer for relief in the amended complaint the Company seeks an award of general and specific damages in an amount in excess of $75,000 as well as an award of punitive damages and its costs and attorneys fees.


Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matter to a Vote of the Securities Holders.

         No matter was submitted to a Vote of the securities holders in the third quarter of 2001.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

         (b) Reports on Form 8-K.

         During the third quarter of 2001 the Company filed the following reports on Form 8-K:

         1. Form 8-K filed September 7, 2001. Information under Item 6, Resignation of Registrant's Directors, was included in this Form 8-K filing. No financial statements were necessary as part of this filing.

         2. Form 8-K filed September 12, 2001. Information under Item 6, Resignation of Registrant's Directors, was included in this Form 8-K filing. No financial statements were necessary as part of this filing.

         In Accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 19, 2001                 SULPHCO, INC.

                                  /s/ Rudolph W. Gunnerman
                                  ------------------------------
                                  By: Rudolph W. Gunnerman
                                  Its: Chairman of the Board