Form 10KSB
period 2001-12-31
SULPHCO INC
filed 2002-05-14
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]      TRANSITION  REPORT  UNDER  SECTION 13 OR 15 (d) OF THE  SECURITIES  ACT
         OF1934

                     For the period ended December 31, 2001

                         Commission file number 0-27599

                                  SULPHCO, INC.
                      -----------------------------------
                 (Name of Small Business Issuer in its Charter)



           Nevada                                           88-0222729
---------------------------------                      -------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)


1650 Meadow Wood Lane, Reno, NV                                   89502
-------------------------------------                          -----------
 (Address of principal executive offices)                      (Zip Code)

Issuer's Telephone number:   (775) 829-1310
                            ---------------


Securities registered pursuant to Section 12(b) of the Act:

            Title of each class        Name of each exchange on which
                                       Registered

            Common Stock               Not Applicable
            -----------------          -------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.001 Per Share
                    ----------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

            State issuer's revenues for its most recent fiscal year: The Issuer has not had any revenue for the year ended December 31, 2001.

            State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: On March 24, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of which the common equity was sold on that date, equals $8,117,805.

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

            On September 1, 1994, an Exchange Agreement was executed between the Company and the stockholders of The Patterson Group, Inc., a California corporation, hereby the California corporation was acquired as a wholly-owned subsidiary of the Company. This transaction resulted in a name change for the Company to The Patterson Group, Inc., a reverse split of the Company's stock of 40 to 1, and the issuance to the stockholders of the California corporation of 4,500,000 shares. Until 1996, the Company's business of providing hazardous waste transportation was conducted through its wholly-owned subsidiary. During 1996, the subsidiary ceased its operations. In June of 1998, the subsidiary sought relief under Chapter 7 of the Bankruptcy laws of the United States Bankruptcy Court for the Central District of California. During 1997, the Company organized another subsidiary, APF Holdings to conduct its business. As part of this reorganization, the Company changed its name to American Pacific Financial Services. APF Holdings ceased doing business in 1998.

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

            On December 4, 2000, the Company entered into an Exchange Agreement with GRD, Inc., a Nevada corporation. Under the terms of the Exchange Agreement, GRD obtained equity and management control of the Company by exchanging all of the issued and outstanding shares of GRD for 20,000,000 shares of the Company's common stock. The Exchange Agreement represented not only a change in control of the Company, but a change in the Company's principal line of business as well. GRD operates under the name of SulphCo, Inc. and is engaged in the business of developing and marketing a process for removing sulfur from crude and fuel oils. SulphCo's principal business is licensing its proprietary technology through a self-contained petroleum desulfurization unit that removes sulfur from crude oils, lighter distillates and fuel oils. SulphCo has developed a proprietary closed loop "sulfur polishing" unit, which can be scaled to treat large or small volumes of petroleum product. The unit operates at ambient temperature and atmospheric pressure as a "plugs-in" to existing infrastructure.

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

            As a "general housekeeping" matter, the Company merged with its wholly owned subsidiary SulphCo, Inc. As part of the merger between the Company and its subsidiary, the Company's name was changed to SulphCo, Inc. The shares of the subsidiary were retired and no additional shares of the Company's common stock were issued as part of this merger.

            As of March 24, 2002, there were issued and outstanding 40,277,170 shares of the Company's authorized shares of common stock.

            Except as described above, to management's knowledge, the Company has not been subject to bankruptcy, receivership or any similar proceeding.

            The Company maintains offices at 1650 Meadow Wood Lane, Reno, Nevada 89502. The Company owns all of its assets as shown on the financial statements hereunder as of December 31, 2001.

(b)         BUSINESS OF THE ISSUER

(1)         Principal Products and Services and Their Markets

            The Company's principal business is operating and licensing its Proprietary technology through a self-contained petroleum de-sulfuring unit that removes sulfur from crude oils, lighter distillates and fuel oils. These proprietary closed-loop "sulfur polishing" units can be scaled to treat large or small volumes of petroleum product. They operate at low temperature and atmospheric pressure and have a relatively small "footprint" compared with existing de-sulfuring equipment.

            The market for the Company's product will be the producers of crude oils, and refined products. Efficient sulfur removal in crude oil provides economic advantages in the oil industry by equalizing price differentials between high sulfur crude oils and residual fuel oils and allowing greater use of domestic reserves that are currently underutilized because of their high sulfur content. Refiners and fuel distributors are faced with the challenge of meeting tough new and proposed regulations in a cost effective way.

            U.S. refineries have decreased in numbers from more than 350 in 1945 to 155 currently, with less than 95 of these facilities producing diesel. The reduction in refineries is due in part to the large capital expenditures necessary to run a modern facility. Refiners need new technologies because existing technologies are inadequate and enormously expensive in terms of capital cost, infrastructure and operational expenses. Current methods of using light sweet crude as feed stock, or hydro treating to remove sulfur, will not be sufficient to obtain regulated low sulfur levels. Light sweet crude reserves are limited, expensive and will continue to rise in price as demand increases. Hydro-treating is a dangerous and expensive procedure, requiring high heat and pressure. The Company's de-sulfuring technology provides a cost effective solution that aid refiners, oil producers and fuel distributors in meeting mandated sulfur limits.

(2)         Distribution Methods

            The Company is marketing its technology domestically and internationally to petroleum refiners, crude oil producers, fuel distributors and other strategic partners. In this regard, the Company granted an exclusive technology license to Innovative Clean Technologies S.A., a Luxembourg corporation wholly owned by Eliop International, for the right to commercialize the process in the Economic Union countries in Europe. Eliop International is a Luxembourg corporation owned 50.5% by SulphCo and 49.5% by Eliop S.r.l., a corporation controlled by Mr. Luigi Profumo. Mr Profumo is the operating manager of both Eliop International and Innovative Clean Technologies. Through this relationship and other endeavors, the Company intends to demonstrate working units which embody the Company's technology.

(3)         Status of Publicly Announced New Products or Services


(4)         Competitive Business Conditions

            The Company is a new entrant in the market for development and sale of equipment to the oil industry. The Company faces well-established and well-funded competition.

            The Company intends to compete in this industry by entering into working relationships with established participants in the industry, such as Eliop S.r.l., to use the financial strength and business experience of such participants to help the Company overcome the obstacles it faces as a new entry into the market.

(5)         Dependence on Major Customers

            As indicated throughout this Item 1, the Company is in a Re-organizational stage and is in the process of industrializing its proprietary technology. The Company is dependent on building relationships with established participants in the oil industry in order to develop and market its products and services.

(6)         Patents, Trademarks, Licenses, Copyrights, etc.

            The Company owns a number of pending patent applications for a de-sulfuring process for the removal of organic sulfur from fossil or petroleum-derived fuels. This technology, which operates at atmospheric pressure and low heat, allows much less expensive environmentally friendly fuels. Shortly after March 11, 2002, the Company received a letter from its patent counsel which indicates that the examiner of SulphCo's United States Patent Application Serial No. 09/676,260 had issued a Notice of Allowances on that application.

            The Company attempts to minimize unauthorized duplication of its process by a variety of methods, however, there can be no assurance that unauthorized duplication will not occur. The Company attempts, and will continue to attempt, to protect its de-sulfuring process by relying on patent laws as well as non-disclosure and confidentiality agreements with its employees and all other persons who have access to its proprietary technology.

(7) Governmental Approval, Effect of Governmental Regulations and Costs and Effects of Compliance with Environmental Laws.

            It is the Company's understanding that the Environmental Protection Agency (the "EPA") has issued new regulations that will require the nation's oil refineries to remove 97% of the sulfur from diesel fuel by the year 2006. The new rule will require modern emission controls on new trucks and buses, as well as cleaner diesel fuel. The EPA estimates that this combination will cut pollution from such vehicles by 95 percent, annually preventing 8,300 premature deaths and 23,000 bronchitis cases and helping avoid more than 750,000 asthma attacks and related symptoms.

            Diesel exhaust is associated with several air-quality concerns. It contributes to ozone, smog's chief ingredient. It contains tiny soot particles linked to several health problems. And officials of federal, international and California agencies regard it as a potential or probable carcinogen.

(8)         Research and Development in the Last Two Years

            The Company is engaged in a vigorous research and development program for its technology. In this regard, the Company maintains a strong relationship with the University of Southern California. Among the immediate goals of the Company's research and development program are the refinement of its continuous flow system and expansion of the range of petroleum products that can be de-sulfurized with the Company's technology. During the past two years, SulphCo's research and development costs have totaled $185,589. During that time, all of SulphCo's business efforts were spent on research and development. The Company has a contract with Professor T. F. Yen at the University of Southern California wherein he performs research for the Company. The original agreement required payments of $100,000 each in 1999 and 2000. In 2000 an additional $75,000 was paid. The contract was extended through 2001 for an additional $100,000.

(9)         Employees

            As of February 1, 2002, the Company had Six (6) full-time employees and One (1) part-time employees. Two of the three (3) officers and/or directors of the Company also perform services on behalf of the Company but do so on a non-exclusive basis. None of the Company's employees or independent contractors are subject to a collective bargaining agreement and the Company believes its relations with its employees and independent contractors are good.

(c)         Reports to Security Holders

            The Company is a "reporting company" and it files reports with the Securities and Exchange Commission. In this regard, the Company files quarterly reports on Form 10-QSB, annual reports on Form 10-KSB and as required, files reports on Form 8-K. To the extent that the Company is required to deliver annual reports to security holders through its status as a reporting company, the Company shall deliver annual reports. Also, to the extent the Company is required to deliver annual reports by the rules or regulations of any exchange upon which the Company's shares are traded, the Company shall deliver annual reports. All annual reports will contain audited financial statements as may be required.

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

--------------------------------------------------------------------------------
ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

(1) Principal Plants and Property and Description of Real Estate and Operating Data.

            The Company's executive offices are located at 1650 Meadow Wood Lane, Reno, Nevada 89502. The Company leases this space from the Company's majority shareholder. The Company's lease on this space expires in February of 2004.

(2)         Investment Policies

            The Company's plan of operations is focused on the development of its proprietary technology and marketing endeavors described in Item (1) above. Accordingly, the Company has no particular policy regarding each of the following types of investments:

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

--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

   The Company is not party to, and none of the Company's property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings that may have a materially adverse effect upon the Company's financial condition or operation, except as follows:

            On or about June 22, 2001, the Company filed a complaint against Amir I. Elgindy, also known as Anthony Elgindy and Tony Elgindy and doing business as Pacific Equity Investigations and Inside Truth.com. The complaint was filed in the United States District Court for the District of Nevada. Mr. Elgindy failed to file an answer to the complaint and his default was entered on or about July 19, 2001. Thereafter, on or about October 4, 2001, Mr. Elgindy filed a motion to have the default set aside and to dismiss the complaint. The Company responded to the motion in October 2001 by filing an amended complaint against Mr. Elgindy and unnamed "doc" defendants. In the amended complaint, the Complaint outlines causes of action against Mr. Elgindy for fraud, deceptive trade practices, trade disparagement and interference with prospective contractual and/or economic advantage. In the prayer for relief in the amended complaint the Company seeks an award of general and specific damages in an amount in excess of $75,000 as well as an award of punitive damages and its costs and attorney fees.

            On or about November 2, 2001, Mark Cullen filed a complaint in the Second District Court of the State of Nevada in and for the County of Washoe naming the Company, Rudolph Gunnerman, Alexander H. Walker, Jr., Harry Holman and Joseph Sutton as defendants. The Complaint alleges breach of contract and breach of the covenant of good faith and fair dealing against all defendants. In that regard, the Complaint alleges that defendants breached an employment agreement between the Company and Mr. Cullen. The complaint alleges damages "in excess of $100,000" and the prayer for relief seeks a judgement against all defendants for compensatory damages in excess of $10,000, plus interest from August 3, 2001, plus reasonable attorneys fees and costs. The Company has answered the complaint and denied the allegations.

            On or about March 4, 2002, the Salt Lake City, Utah office of the Securities and Exchange Commission sent letters to the Company and its CEO, Rudolph Gunnerman, indicating that as a result of its investigation captioned In the Matter of SulphCo, Inc. (SL-02337), that the staff of the Salt Lake District Office was recommending that a civil injunctive action be filed naming the Company and Mr. Gunnerman as defendants. The letter to the Company alleges violations of Sections 5(a), 5(c) and 17(a) of the Securities Act of 1934 and
Section 10(b) of the Securities Act of 1934 and Rule 10b-5 thereunder. The letter to Mr. Gunnerman alleges violations of Section 5(a),5(c), and 17(a) of the Securities Act of 1934 and Section 10(b) of the Securities Act of 1934 and Rule10b-5 and Rule 101 under Regulation M thereunder. The letters invite the Company and Mr. Gunnerman to submit written statements concerning the staff's allegations. Such written statements are generally as known as "Wells Committee Submissions." The Company and Mr. Gunnerman deny the allegations made by staff in the letters and have retained counsel who has submitted a Wells submission response to the staff's allegations.

            On or about April 12, 2002, the Salt Lake City, Utah office of the Securities and Exchange Commission sent a letter to Alexander H. Walker, Jr., an officer and director of the Company. The letter also was addressed to the Company's transfer agent. In this letter, the staff of the Salt Lake City branch indicated that as a result of its investigation captioned In the Matter of SulphCo, Inc. (SL-02337), that the staff of the Salt Lake District Office was recommending that a civil injunctive action be filed naming Mr. Walker and the transfer agent as defendants. The letter alleges violations of various provisions of the Securities Act of 1934 and the Securities Act of 1934 and the Rules thereunder. The letter invites Mr. Walker and the Company's transfer agent to submit written statements concerning the staff's allegations. Such written statements are generally known as "Wells Committee Submissions." Mr. Walker and the Company's transfer agent deny the allegations made by staff in the letters and have retained counsel to defend against the allegations made.

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

                                     PART II

--------------------------------------------------------------------------------
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

a.          Market Information:

            Quotations for the Company's common stock are made on the system of the National Association of Securities Dealers, Inc. ("NASDAQ"), known on the Over the Counter Bulletin Board under the symbol "SLPH".

            The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated as reported by the Research Department of the NASDAQ Stock Market, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Research Department of the NASDAQ Stock Market, Inc. has indicated that high/low bid information is unavailable for certain periods:

            Common Stock

            Quarter Ended                 High Bid               Low Bid
            -------------                 --------               -------
            December 31, 2001             $  9.3125              $ 3.125
            September 30, 2001            $ 11.85                $ 2.0
            June 30, 2001                 $ 4.0                  $ 0.66
            March 31, 2001                $ 1.18                 $ 0.47
            December 31, 2000             $ 4.50                 $ 0.25
            September 28, 2000            Unavailable            Unavailable
            June 29, 2000                 Unavailable            Unavailable
            March 30, 2000                Unavailable            Unavailable



b.          Holders:

            There were approximately 269 holders of record of the Company's common stock as of March 24, 2002.

c.          Dividends

            There were no cash dividends declared on any class of the Company's stock in the 1999 and 2000 fiscal years. During the year 2001 one dividend of $0.10 per unrestricted share was declared and paid to common shareholders of record as of the close of business on July 5, 2001. These shareholders also were offered one warrant to purchase one (1) share of SulphCo common stock for every three (3) shares of common stock owned. The warrants were exercisable into common stock at a price equal to an amount one-third below the July 6, 2001, average trading price for SulphCo common stock ($1.65 per share). Management does not anticipate that dividends will be paid in the near future.

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

            The shares issued to Daly Consultants, Inc. and Belfair International, Inc. were issued in consideration for $50,000 in cash and the intellectual property purchased by the Company pursuant to the Exchange Agreement dated July 19, 1999. Such property had a value of at least $525,000. It is carried on the Company's financial statement at predecessor cost due to the relationship between directors and these shareholders. The shares issued to Mr. Tolner were issued in consideration for his services to the Company. All such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares. As part of the transaction with GRD, Inc., described in Item 1 above, two of the Company's former directors, namely John Daly and Menahem Golan, resigned their positions with the Company. The Company's former President, Mark Tolner, also resigned. In addition, the Company returned the assets associated with the Company's film production and distribution operations to the entities contributing those assets. In this regard, the Company received 1,118,898 shares from the Company's former President, Mark Tolner; 2,872,247 shares from Daly Consultants, Inc.; and 2,822,247 shares from Belfair International, Ltd. John Daly and Mark Tolner retained a combined total of 100,000 shares of the Company's common stock and received $50,000 in cash in connection with their resignations and Menahem Golan also retained 100,000 shares of the Company's common stock in connection with his resignation and withdrawal from the Company's operations.

            On September 15, 1999, 5,000 shares were issued to Morgounova Corp. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

            On October 29, 1999, the following shares were issued:

                       Registered Owner                         No.  Shares
                       ----------------                         -----------

                       Marlene Vallen                               16
                      George Newberry                              600
                     Christina Miller                              100

            All such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

            On December 9, 1999, the Company issued 50,000 shares to John Smallcombe. Such shares were issued in reliance on the exemption from registration contained in Section 4(2)of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

            On January 27, 2000, the Company issued the following shares:

                       Registered Owner                    No. Shares
                       -----------------------             ----------
                       Harry Holman                        14,875
                       Alexander H. Walker III             200,000

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

            On December 4, 2000, the Company issued 20,000,000 shares of its common stock in accordance with the terms of the Exchange Agreement between the Company and GRD, Inc. (SulphCo) as follows:

                       Registered Owner                             No. Shares
                       -------------------                         -----------
                       Rudolph Gunnerman                           12,000,000
                       Kristina Gunnerman                           2,000,000
                       Peter Gunnerman                              2,000,000
                       Alex Paior                                   2,000,000
                       Mark T. Cullen                               2,000,000

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

            On February 14, 2001, the company issued the following shares:

                       Registered Owner                             No. Shares
                       ----------------                             ----------
                       R. W. Gunnerman                              700,000
                       M. T. Cullen                                 120,000
                       Erika Herrmann                               292,800

            All such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

            On February 21, 2001, the company issued 400,000 shares to Sutton Ventures Group. Such shares were issued in reliance on the exemption from registration contained in Section 4(2)of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

            On April 11, 2001, the Company issued 200,000 shares to Paul Moote. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

            On April 11, 2001, the Company issued 350,000 shares to Vitro S.A. De C.V. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares. These shares have since been returned to the Company's treasury.

            On April 11, 2001, the Company issued 24,750 shares to Harry P. Holman. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

            On May 24, 2001 the Company issued the following shares:

        Registered Owner                             Number of Shares
        ----------------                             -----------------

        R. W. Gunnerman                              7,150,000
        M. T. Cullen                                 1,000,000
        A. H. Walker, Jr                             1,000,000
        Paul Neilsom                                   100,000
        Kevin Brown                                      5,000
        P. M. Johnson                                   15,000
        Erika Herrmann                                 100,000
        H. P. Holman                                   200,000
        Henry Heimes                                    50,000
        Loren Kalmen                                    25,000
        S. D. Ligon                                     50,000
        Rohinis Govind                                  50,000
        T. P. Orme                                      50,000
        Shii Kant Singh                                 25,000
        Majtaba Ahadiantehrani                          25,000
        Edward Ripley                                    5,000
        R. W. Chappell                                   5,000
        P. C. Knauff                                   206,000

            All such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933,as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

            On June 21, 2001 and June 25, 2001, the Company issued 600,000 shares to Inline Investments Corporation. Such shares were issued in reliance on the exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares. Such shares later were returned to the Company's treasury.

            On June 29, 2001 the Company issued 200,000 shares to Sterne Agee & Leach Inc. Such shares were $1.41 per share. Such shares were issued pursuant to the exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended. Shares representing these shares were later returned to the Company's treasury.

            On June  29,  2001,  the  Company  issued  350,000  shares  to R. W.
Gunnerman. Such shares were issued in reliance on the exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

            On July 17, 2001 On July 17, 2001, the Company issued 200,000 shares to Coldwater Capital LLC. Such shares were issued pursuant to the exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended. Shares representing these shares were later returned to the Company's treasury.

            On September 6, 2001, the Company issued 2,758,620 shares of its common stock pursuant to a consulting agreement the Company entered into with Mark Neuhaus. Such shares were valued at $0.725 per share. Such shares were issued pursuant to a registration statement filed in connection with such shares on Form S-8.

            On November 8, 2001, the Company issued 4,000,000 shares to R. W. Gunnerman. Such shares were issued in reliance on the exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

--------------------------------------------------------------------------------
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

            Statements contained herein that are not historical facts are forward- looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that expectation reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, with limitation: well established competitors who have substantially greater financial resources and longer operating histories, changes in the regulatory environment in which the Company competes, and access to sources of capital.

Plan of Operation

1.          Business Plans

            During 2002, the Company intends to fully expand the industrial production design for the Company's proprietary technology.

            During the year 2001, the Company formed a joint venture program for the implementation of its de-sulfuring process for the European Union Countries throughout Europe. To initiate the program, the company granted an Exclusive Technology License to Innovative Clean Technologies S.A., a Luxembourg
corporation and wholly owned subsidiary of Eliop International. Eliop International is a Luxembourg corporation owned 50.5% by the Company. These corporations will be managed by Mr. Luigi Profumo, who controls Eliop Sr.1. a major petroleum refinery operation operating out of Genoa, Italy. Innovative Clean Technologies S.A. has not fulfilled the requirements of its license in that it has not submitted the monthly reports along with the royalty payment envisioned in the agreement.

            At this point, the Company intends to move forward with this licensing and joint venture format through other established petroleum processors, as opportunities become available. In this regard, SulphCo is now fabricating a 1,000 bbl per day unit to de-sulfur crude oil. This unit is expected to be commercially operating at a major USA oil refinery within the next few months.

            During 2001, the Company's agreements with Bechtel and Sinclair Oil were terminated. During March of this year, however, a USA oil refinery company reported the results of their testing the SulphCo process and independently verified the SulphCo' system successfully removed sulfur from their crude oil samples.

            In May of 2002, the Company entered into an agreement with Northrop Grumman Information Technology, a wholly owned subsidiary of Northrop Grumman Corporation. Pursuant to the contract, the Company will fund refinments to its proprietary technology with the goal to reduce sulfur in diesel type oil used by Northrop clients. The contract pertains to the study of the removal of sulfur from F76 logistic fuel for fuel cell application. Pursuant to the contract, the Company will receive payments of $25, 000 every two months with payments totaling $75,000. The Company initially will prepare a feasibility study and then will  provide  analysis of  ultrasonic  sulfur  removal in the test subject fuels. The Company will then attempt to demonstrate at the lab scale, the capability to achieve the reduction of sulfur in test fuels. If feasible, the Company then will provide Northrop with a written report fo the analysis and demonstrations, and will make recommendations regarding potential future reductions in sulfur levels in the test fuels. This project will occupy a majority of the Company's time during the last half of 2002.

            During 2002, the Company intends to fund operations with cash generated from the royalty and production revenues, outside research fees, as well as the private sale of its common stock.

            The time frames set forth above may be adversely affected by factors such as unforeseen delays in the marketing and implementation of the licensing program. The Company's plans also could be adversely impacted by the patenting process for the devises and methods which comprise the Company's proprietary technology. In this regard, the need to keep aspects of the Company's technology secret during the patenting process could delay the Company's plans to bring its proprietary technology to market. On March 11, 2002, the Company received a Notice of Allowance from the U.S. Patent Office that its process patent application has been approved. There are three additional patents pending pertaining o products related to the Company's de- sulfurization process.

            If the Company is required to initiate litigation to protect its interest in its proprietary technology or is required to defend an action challenging the Company's interest, the costs and delays associated with such litigation could negatively impact on the Company's ability to bring the proprietary technology to market.

            Also, any delays or unforeseen impasses in developing working relationships with third-parties in connection with develop and marketing of industrial units for the proprietary technology would have not only impact on the timing of the Company's business plan but could entirely disrupt such plans and prevent the Company from bringing the proprietary technology to market.

            Investigations into the Company's operations by the Securities and Exchange Commission have had a negative impact on the Company's ability to bring its proprietary technology to market. It is possible that further action by the SEC will prelude the Company from moving forward with its business plan.

2.          Research and Development

            The Company will continue its research and development program during 2002 in order to expand the development of the design and manufacturing of industrial units which embody the Company's proprietary technology. Management anticipates that its research and development costs will be approximately $470,000 for the year 2002.

3.          Facilities and Personnel

            In early year 2001, the Company moved into its new facility at 1650 Meadow Wood Lane, Reno, Nevada. The Company new facilities include a research laboratory as well as the Company's business offices. The Company expects to employee approximately 12 people at any one time as part of its business plans for 2002, though the Company may experience an increase or decrease in that number as its needs require and as is normal in general business operations.

4.          Change in G & A Expense

            The Company's general and administrative expense rose from $1,174,016 in 2000 to $6,655,442 in 2001. Stock-based compensation accounted for $5,358,900 of the increase. This compensation was issued to officers, directors and others as compensation for services rendered to the Company. This expense is valued at the market price of the Company's stock at the time the shares were issued and is recorded as a general and administrative expense to the Company. In addition premised rental increase $95,000 as the Company moved into a facility that combined business offices with research facilities.

--------------------------------------------------------------------------------
ITEM 7.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  SULPHCO, INC.
                              Financial Statements

                                December 31, 2001

                                  SULPHCO INC.
                          (A Development Stage Company)

                                December 31, 2001

--------------------------------------------------------------------------------
                          Index to Financial Statements
--------------------------------------------------------------------------------


                                                                       Page
                                                                       ----

Report of independent auditor                                          F-2

Balance sheet                                                          F-3

Statement of operations                                                F-4

Statement of stockholders' equity                                      F-5

Statement of cash flows                                                F-6

Notes to financial statements                                          F-7

                                Daniel J. Forbush

                           Certified Public Accountant

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
    And Shareholders of
    SulphCo, Inc.

I have audited the balance sheet of SulphCo, Inc. (A Development Stage Company) as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. For the comparative statements I relied upon the predecessor auditor's report issued June 13, 2001 for the year ended December 31, 2000 and the period from inception to December 31, 1999, on which an unqualified opinion was given. Some reclassifications of prior year items were entered to facilitate comparisons. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audit.

I have conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SulphCo, Inc. (A Development Stage Company) as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered losses from operations and has yet to make a sale of the process, which raises doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daniel J Forbush
--------------------
   Daniel J Forbush
   Reno, Nevada
   May 13, 2002


                                  SULPHCO, INC
                          (A Development Stage Company)
                                  Balance Sheet

                                     Assets
                                     ------
                                                                               December 31,
                                                                           2001            2000
                                                                       ------------    ------------
Currents Assets:
    Cash and cash equivalents                                          $    173,432    $     98,010
    Receivable from related party (Note 6)                                1,360,685            --
    Other Receivables                                                         1,500          18,435
    Prepaid expenses                                                         50,631            --
                                                                       ------------    ------------
          Total current assets                                            1,586,248         116,445

Property and equipment, net (Note 2)                                        322,514         391,499
Patent costs, net                                                              --            15,843
Investment in subsidiary (Note 3)                                           220,086            --
                                                                       ------------    ------------
                                                                       $  2,128,848    $    523,787
                                                                       ============    ============


Liabilities and Stockholders' Equity


Current liabilities:
    Accounts payable                                                   $     66,541    $     18,754
    Accrued liabilities                                                      45,968          33,429
    Note payable (Note 4)                                                 1,000,000            --
    Contracts payable (Note 5)                                                 --           200,000
    Advance to related party (Note 6)                                          --           100,000
                                                                       ------------    ------------
          Total current liabilities                                       1,112,509         352,183

Commitments and contingencies                                                  --              --

Stockholders' equity:
    Preferred stock: 10,000,000 shares authorized ($0.001 par value)
        none issued                                                            --              --
    Common stock: 100,000,000 shares authorized ($0.001 par value)
         40,277,170 And 22,020,000 shares issued and outstanding at
         December 31, 2001 and 2000, respectively                            39,927          22,020
    Paid in capital                                                      15,646,632       1,851,279
    Stock subscription receivable (Note 7)                               (6,249,500)       (208,500)
    Deficit accumulated during the development stage                     (8,420,720)     (1,493,195)
                                                                       ------------    ------------
           Total stockholder's equity                                     1,016,339         171,604
                                                                       ------------    ------------
                                                                       $  2,128,848    $    523,787
                                                                       ============    ============

           See accompanying notes to financial statements


                                  SULPHCO, INC.
                          (A Development Stage Company)
                             Statement of operations

                     Year Ended December 31, 2001, 2000 and
                 Period January 13, 1999 (Date of Inception) to
                    December 31, 2000 and Cumulative Amounts

                                                         December 31,                   Cumulative
                                            2001            2000            1999          Amounts
                                        ------------    ------------    ------------    ------------
Revenue                                 $       --      $       --      $       --      $       --

Operating Expenses:
   Depreciation                              192,903          15,377           5,794         214,074
   General and administrative              6,655,442       1,174,016          22,793       7,852,251
   Research and development (Note 9)         113,276         175,000         100,215         388,491
                                        ------------    ------------    ------------    ------------

      Total operating expenses             6,961,621       1,364,393         128,802       8,454,816
                                        ------------    ------------    ------------    ------------

         Loss from operations             (6,961,621)     (1,364,393)       (128,802)     (8,454,816)

Other income (expenses)                       34,096            --              --            34,096
                                        ------------    ------------    ------------    ------------

         Net income before taxes          (6,927,525)     (1,364,393)       (128,802)     (8,420,720)

Income tax benefit (Note 10                     --              --              --              --
                                        ------------    ------------    ------------    ------------

         Net loss                       $ (6,927,525)   $ (1,364,393)   $   (128,802)   $ (8,420,720)
                                        ============    ============    ============    ============

Loss per common share -
   basic and diluted                    $      (0.22)   $      (0.07)   $      (0.01)
                                        ============    ============    ============

Weighted average shares outstanding -
   basic and diluted                      31,448,585      20,400,000      20,000,000
                                        ============    ============    ============

                See accompanying notes to financial statements.


                                  SULPHCO, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity

                       Year Ended December 31, 2001, 2000
                 and period January 13, 1999 (date of inception)
                                                                                                          Stock         Total
                                                     Common Stock        Additional     Accumulated    Subscriptions Stockholders'
                                                  Shares     Amount    Paid-in Capital    Deficit        Receivable      Equity
                                               ----------   ---------   ------------    ------------    ------------  ------------
Balance, January 13, 1999                            --     $    --     $       --      $       --      $       --    $       --

Stock issued for cash at $167 per share             1,000           1        166,999            --              --         167,000

Restatement from recapitalization
of GRD, Inc.                                   19,999,000      19,999        (19,999)           --              --            --

Net loss                                             --          --             --          (128,802)           --        (128,802)
                                               ----------   ---------   ------------    ------------    ------------  ------------
Balance, December 31, 1999                     20,000,000      20,000        147,000        (128,802)           --          38,198

Contributions from stockholder:

   Cash                                              --          --          169,168            --              --         169,168
   Equipment                                         --          --          362,331            --              --         362,331

Acquisition of Filmworld, Inc.                  1,200,000       1,200       (251,200)           --              --        (250,000)

Contribution of capital                           820,000         820        409,180            --          (208,500)      201,500

Issuance of stock options                            --          --        1,014,200            --              --       1,014,200

Net loss                                             --          --             --        (1,364,393)           --      (1,364,393)
                                               ----------   ---------   ------------    ------------    ------------  ------------
Balance, December 31, 2000                     22,020,000      22,020      1,850,679      (1,493,195)       (208,500)      171,004

Stock issued for services                         200,000         200        571,800            --              --         572,000

Stock issued for services - related party       4,342,800       4,343      4,782,557            --              --       4,786,900

Stock issued for cash - related party             724,750         725      1,207,162            --              --       1,207,887

Stock issued for subscriptions receivable      12,639,620      12,640      7,352,860            --        (6,041,000)    1,324,500

Issuance of stock options                            --          --             --              --              --            --

Return of shareholder capital                        --          --         (118,427)           --              --        (118,427)

Net Loss                                             --          --                1      (6,927,525)           --      (6,927,524)
                                               ----------   ---------   ------------    ------------    ------------  ------------
Balance, December 31, 2001                     39,927,170   $  39,927   $ 15,646,632    $ (8,420,720)   $ (6,249,500) $  1,016,340
                                               ==========   =========   ============    ============    ============  ============


                See accompanying notes to financial statements.


                                  SULPHCO, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows

                       Year Ended December 31, 2001, 2000
               And Period January 13, 1999 (date of inception) to
                    December 31, 1999 and Cumulative Amounts

                                                                    December 31,                           Cumulative
                                                                2001            2000           1999          Amounts
                                                             -----------    -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                                     $(6,927,525)   $(1,364,393)   $  (128,802)   $(8,420,720)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
    Depreciation and Amortization                                192,903         15,377          5,794        214,074
    Issuance of stock                                          5,358,900      1,014,800           --        6,373,700
    (Increase) Decrease in:
        Accounts receivable                                       16,935         (4,935)       (13,500)        (1,500)
        Prepaid expenses                                         (50,631)          --             --          (50,631)
    Increase (Decrease) in:
        Accounts payable                                          47,787         18,754           --           66,541
        Accrued liabilities                                       12,539         33,429           --           45,968
                                                             -----------    -----------    -----------    -----------
            Net cash used in operating activites              (1,349,092)      (286,968)      (136,508)    (1,772,568)
                                                             -----------    -----------    -----------    -----------
Cash flows from investing activities:

   Purchase of property and equipment                           (108,075)       (21,373)       (28,966)      (158,414)
   Investment in subsidiary                                     (220,086)          --             --         (220,086)
   Payments made to develop intangible assets                       --          (15,843)          --          (15,843)
                                                             -----------    -----------    -----------    -----------
            Net cash used in investing activites                (328,161)       (37,216)       (28,966)      (394,343)
                                                             -----------    -----------    -----------    -----------
Cash flows from financing activities:

   Proceeds from issuance of stock                             1,207,887           --          167,000      1,374,887
   Note payable                                                1,000,000           --             --        1,000,000
   Return of capital                                            (118,427)          --             --         (118,427)
   Capital contributions                                            --          579,168           --          579,168
   Stock subscriptions, net                                    1,324,500       (208,500)          --        1,116,000
   Payments on contracts payable                                (200,000)       (50,000)          --         (250,000)
   Proceeds from (repayment of) advance from related party    (1,461,285)       100,000           --       (1,361,285)
                                                             -----------    -----------    -----------    -----------
            Net cash provided by financing activites           1,752,675        420,668        167,000      2,340,343
                                                             -----------    -----------    -----------    -----------
Net increase in cash and cash equivalents                         75,422         96,484          1,526        173,432

Cash and cash equivalents at beginning of period                  98,010          1,526           --             --
                                                             -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period                   $   173,432    $    98,010    $     1,526    $   173,432
                                                             ===========    ===========    ===========    ===========



                See accompanying notes to financial statements.

                                  SULPHCO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2001 and 2000

1.       Organization and Significant Accounting Policies

Organization

Sulphco, Inc. (the Company), formerly Film World, Inc. (Film World) was originally organized under the laws of the State of Nevada on December 23, 1986, under the name Hair Life Inc. The Company became inactive during 1987 and remained inactive until September 1, 1994. On September 1, 1994, the shareholders of Hair Life, Inc. and the "The Patterson Group" approved a reverse acquisition agreement whereby the Patterson Group became a wholly owned subsidiary of Hair Life, Inc. in exchange for 4,500,000 shares of common stock (after giving effect to a reverse stock split) of Hair Life, Inc. Hair Life, Inc. then changed its name to The Patterson Group. The Patterson Group changed its capitalization by a reverse split of the then outstanding common stock of one new share for each forty old shares. The Patterson Group conducted operations via two subsidiaries until 1998, at which time in discontinued all operations and remained dormant until July 1999.

On or about July 18, 1999, the Company acquired film rights and changed the corporate name to Film World, Inc. The Company authorized a capitalization of 100,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock, with a par value of $0.001 per share.

On  December  4,  2000,  the  Company   discontinued  its  film  operations  and
distributed all assets and liabilities related to that business to certain shareholders in exchange for their stock.

The Company on December 4, 2000 entered into an exchange agreement with GRD, Inc. (GRD) (dba Sulphco) and issued 20,000,000 shares in exchange for all of the outstanding shares of GRD.

Since the shareholders of GRD continue to control the Company the merger has been accounted for as a recapitalization of GRD. Consequently the results of operations are those of GRD since its inception on January 13, 1999 and GRD and FilmWorld from December 4 2000 to December 31, 2000.

Pro forma amounts as if the Companies had been combined as of January 1, 1999 are as follows:

 Revenues                                      $  --             $     --

Loss from operations                           (1,364,393)        (128,802)
Loss from discontinued operations              (2,889,600)        (197,011)
                                              -----------       ----------
Net loss                                      $(4,253,993)      $ (325,813)
                                              ===========       ==========

Net loss per share                            $     (0.21)      $    (0.02)
                                              ===========       ==========

Business

The Company has not generated revenues from its business and is a development stage company, as defined by SFAS No. 7. The Company is engaged in the business of developing and marketing a process for removing sulfur from crude oils.

                                  SULPHCO, INC.
                          (A Development Stage Company)
                     Notes to Financial Statements (cont'd)

                           December 31, 2001 and 2000

Cash and Cash Equivalents

The Company considered all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents.

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

Intangible Assets

Intangible assets consist primarily of patent costs. Patent costs are amortized on a straight-line basis over term of the patent. The Company assesses recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through discounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flow using a discount rate that reflects the Company's average cost of funds.

Research and Development

The Company charges research and development costs to operating expense as incurred.

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

GRD, Inc. was an S Corporation and was not subject to income taxes. Instead, the shareholders were taxed on their proportionate share of GRD Inc.'s taxable income. No pro forma adjustments for income taxes for GRD were necessary due to the loss incurred and a valuation allowance being recorded to offset the pro forma deferred tax asset.

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

                                  SULPHCO, INC.
                          (A Development Stage Company)
                     Notes to Financial Statements (cont'd)

                           December 31, 2001 and 2000

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recovered through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

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

2.       Property and Equipment

     Property and equipment is recorded at cost and consisted of the following at December 31, 2001:

                                                     December 31,
                                                2001            2000
                                              ---------      --------
Machinery and equipment                       $ 431,702      $393,613
Furniture and fixtures                           26,458        19,057
Computer                                         28,018          --
Leasehold improvements                          10,605           --
                                              ---------      --------
                                                496,783       412,670

Less: accumulated depreciation                 (174,269)      (21,171)
                                              ---------      --------
                                              $ 322,514      $391,499
                                              =========      ========

3.       Investment in Subsidiary

On November 1, 2001, the Company formed a joint venture program for the implementation of its de-sulfuring process for the European Union Countries throughout Europe. To initiate the program, the company granted an Exclusive Technology License to Innovative Clean Technologies S.A., a Luxembourg
corporation and wholly owned subsidiary of Eliop International. Eliop International is a Luxembourg corporation owned 50.5% by the Company. These corporations are managed by Mr. Luigi Profumo, who controls Eliop Sr.1., a major petroleum refinery in Genoa, Italy. This investment is valued based on the net book value of equipment provided to a refinery in Italy under the licensing agreement with Innovative Clean Technologies S.A.(ICT). ICT has not fulfilled the requirements of it's license in that it has not submitted the monthly reports along with the royalty payments envisioned in the agreement.

                                  SULPHCO, INC.
                          (A Development Stage Company)
                     Notes to Financial Statements (cont'd)

                           December 31, 2001 and 2000

4.       Note Payable

On April 11, 2001, the Company issued 350,000 shares to Vitro S.A. De C.V. Such shares were issued in reliance on the exemption from registration contained in
Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares

5.       Contracts Payable

There was no Contract payable due at December 31, 2001. Contract payable as of December 31, 2000 consisted of the amount due on contract dated July 23, 1999 and revised on December 4, 2000 to Hidden Splendor Resources, payable on demand with no interest $ 200,000.

6.       Related Party

On June 29, 2001, the Company issued 350,000 shares to R. W. Gunnerman, Chairman and President of the Company, for cash. Such shares were issued in reliance on the exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

On November 8, 2001, the Company issued 4,000,000 shares to R. W. Gunnerman, Chairman and President of the Company, in consideration for services rendered and consulting provided to the Company. Such shares were issued in reliance on the exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

Mr. R.W. Gunnerman, Chairman and President of the Company, had borrowed from the company $ 1,360,685 at December 31, 2001 under notes signed by him payable to the Company upon demand and bearing interest at the prime rate on the date of each note. The note rate confirmed by the note holder was 8%. As of the date of this report Mr. Gunnerman had essentially repaid the Company.

At December 31, 2000, the Company had advances from R.W. Gunnerman, Chairman and President of the Company, payable on demand with no interest in the amount of $100,000.

Also see notes 7 and 8

7.       Commitments and Contingencies
         Lease Commitments

The Company leases its office space from the majority shareholder of the company under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in February 2004. The approximate minimum rental payments under the non-cancelable operating lease are $78,000 and 13,000 in 2003 and 2004, respectively

         Rent expense under this lease was approximately $108,000 and $12,000 in 2001 and 2000, respectively
                                      F-10

                                  SULPHCO, INC.
                          (A Development Stage Company)
                     Notes to Financial Statements (cont'd)

                           December 31, 2001 and 2000

     Employment Agreements

The Company has entered into an employment agreement with Mr. Mark T. Cullen to act as the President and Chief Executive Officer expiring March 31, 2005. The agreement provides the employee with an annual base salary, car allowance, other employee benefits, plus a severance package if the agreement is terminated. Mr. Cullen left the employ of the Company mid year in 2001. On or about November 2, 2001, Mr. Cullen filed a complaint in the Second District Court of the State of Nevada in and for the County of Washoe naming the Company, Rudolph Gunnerman, Alexander H. Walker, Jr., Harry Holman and Joseph Sutton as defendants. The Complaint alleges breach of contract and breach of the covenant of good faith and fair dealing against all defendants. In that regard, the Complaint alleges that defendants breached the employment agreement between the Company and Mr. Cullen. The complaint alleges damages "in excess of $100,000" and the prayer for relief seeks a judgment against all defendants for compensatory damages in excess of $10,000, plus interest from August 3, 2001, plus reasonable attorneys fees and costs. The Company has answered the complaint and denied the allegations.

Mr. R. W Gunnerman through a company he wholly owns, has contracted with the Company to provide services as Chairman of the Board and Chief Executive Officer for a yearly fee. The agreement is set to terminate on July 1, 2002.

8.       Stock Subscriptions Receivable/Stock Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for employees in the financial statements. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999, consistent with the provisions of SFAS No 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                            December 31,
                                                               2001            2000           1999
                                                           -----------         -------       -------
Net earnings including stock option values                 $(9,535,026)    $(2,379,193)    $(128,802)
                                                           -----------         -------       -------
Earnings per share including stock option values           $     (0.30)        $ (0.12)      $ (0.01)
                                                           ===========         =======       =======

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                     December 31,
                                        ------------------------------------
                                            2001                     2000
                                            ----                     ----
   Expected dividend yield                 $ -0-                    $ -0-
   Expected stock price volatility      258.29% - 329.96%          695.40%
   Risk-free interest rate               3.44%  -   4.92%            6.00%
   Expected life of options                   1 - 2 years        2 - 3 years

The weighted average fair value of options granted during 2001 is $1.11 compared to $0.46 in 2000.

The following table summarizes information about stock option outstanding at December 31, 2001 and 2000:
                                      F-11


                                  SULPHCO, INC.
                          (A Development Stage Company)
                     Notes to Financial Statements (cont'd)

                           December 31, 2001 and 2000

                                                    Option Outstanding                              Options Exercisable
                                                    ------------------                              -------------------
                                                         Weighted
                                                         Average
                                                        Remaining           Weighted                               Weighted
         Range of                                      Contractual           Average                                Average
         Exercise                     Number               Life             Exercise             Number            Exercise
          Prices                    Outstanding          (Years)             Prices           Exercisable           Prices
          ------                    -----------          -------             ------           -----------           ------
December 31, 2000
                $      .50          9,456,000                 1.9          $     .50           9,456,000          $     .50
                $     1.50            325,000                 1.9          $    1.50             325,000          $    1.50
--------------------------- ------------------ ------------------- ------------------ ------------------- ------------------
            $  .50 to 1.50         9,781,000,                 1.9          $     .53           9,781,000          $     .53
December 31, 2001
                $      .50          2,100,000                 1.5          $     .50           2,100,000          $     .50
                $     1.50            244,000                 1.8          $    1.50             244,000          $    1.50
--------------------------- ------------------ ------------------- ------------------ ------------------- ------------------
            $  .50 to 1.50         2,344,000,                 1.6          $     .75           2,344,000          $     .75
--------------------------- ------------------ ------------------- ------------------ ------------------- ------------------

On April 11, 2001, the Company issued 24,750 shares to Harry P. Holman, a director of the Company. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

On May 24, 2001, the Company issued the following shares in exchange for notes from the registered owners secured by the shares and bearing interest at rates varying from 4% to 7%:
                                                                      Stock
                                                   Number of       Subscription
Registered Owner            Position                 Shares         Receivable
----------------            --------               ---------       ------------
R. W. Gunnerman         Chairman                   7,150,000       $ 3,575,000
M. T. Cullen            Former President & CEO     1,000,000           500,000
A. H. Walker, Jr        Secretary                  1,000,000           500,000
Paul Neilson            Consultant                   100,000 *               -
Kevin Brown                                            5,000 *               -
P. M. Johnson                                         15,000 *               -
Erika Herrmann          Employee                     100,000           150,000
H. P. Holman            Director                     200,000           200,000
Henry Heimes            Consultant                    50,000 *               -
Loren Kalmen            Contractor                    25,000            37,500
S. D. Ligon             Consultant                    50,000            75,000
Rohinis Govind          Employee                      50,000            75,000
T. P. Orme              Employee                      50,000            75,000
Shii Kant Singh         Employee                      25,000            37,500
Majtaba Ahadiantehrani  Employee                      25,000            37,500
Edward Ripley                                          5,000 *               -
R. W. Chappell                                         5,000 *               -
P. C. Knauff            Former CFO                   206,000          103,000
                                                                  -----------
                            Total                                 $ 5,365,500
                                                                  ===========
* These shares were later returned to the Company and cancelled.

                                  SULPHCO, INC.
                          (A Development Stage Company)
                     Notes to Financial Statements (cont'd)

                           December 31, 2001 and 2000

All the shares identified in the table above were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933,as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

On September 6, 2001, the Company issued 2,758,620 shares of its common stock under a subscription agreement in which Mark Neuhaus agreed to place the shares with investors interested in assisting the Company in reaching it objectives. The shares were valued at $0.725 per share for a total value of $2,000,000. At December 31, 2001, the company had received $1,116,000 in cash from Mr. Neuhaus. Subsequent to year-end another $75,000 was received. On April 16, 2002 the Company requested the Mr. Neuhaus immediately remit the balance of $809,000 or return 1,123,611 shares for cancellation. These shares were issued pursuant to a registration statement filed in connection with such shares on Form S-8.

Including the shares issued on May 4, 2001 and September 6, 2001 the total Stock Subscription Receivable at December 31, 2001 was $6,249,500.

9.       Research and Development Expense

The Company had a contract with Professor T.F. Yen at the University of Southern California (USC) wherein he performs research for the Company. The original agreement required payments of $100,000 each in 1999 and 2000. In 2000 an additional $75,000 was paid. The contract was extended through 2001 for an additional $100, 000. During 2001, equipment that had been placed at USC to support Professor Yen's research was donated to USC; the net book value of this equipment has been charged to research and development expense.

10.      Income Taxes

A valuation allowance has been provided for all deferred tax assets or liabilities at December 31, 2001 and 2000. SulphCo has a net operating loss carry forward for income tax purposes, which is limited due to the changes in ownership and may not be realizable. These losses may be of nominal value because of the change in ownership.

The Company has net operating loss carry forwards of approximately $8,000,000, which can be carried forward to offset future taxable income until the year 2015. These losses may be of nominal value because the Company has not yet developed a future income stream to offset these losses.

At December 31, 2001 and 2000, income tax expense differs from the amount computed at federal statutory rates as follows:

                                  SULPHCO, INC.
                          (A Development Stage Company)
                     Notes to Financial Statements (cont'd)

                           December 31, 2001 and 2000

                                         2001            2000           1999
                                     -----------     -----------     -----------
Federal income tax benefit
   at statutory rate                 $ 2,424,634     $ 209,857       $ 45,081

Difference due to S-corporation
   election                              --           (209,857)       (45,081)

Unrealized net operating losses       (2,424,634)         --             --
                                     -----------     -----------     -----------
                                     $   --          $    --         $   --
                                     ===========     ===========     ===========


11.      Dividends

There were no cash dividends declared on any class of the Company's stock in the 1999 and 2000 fiscal years. During the year 2001 one dividend of $0.10 per unrestricted share was declared and paid to common shareholders of record as of the close of business on July 5, 2001. This dividend was accounted for as a return of paid in capital.

12.      Supplemental Disclosure of Cash Flow Information

The actual amounts paid for interest totaled $2,610 and $0 for the years ended December 31, 2001 and 2000, respectively. There were no amounts paid for income taxes in either year.

13.      Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, payables, and notes payable. The carrying amounts of cash, receivables, and payables approximate fair value because of the short-term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

14.      Recent Accounting Pronouncements

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and amended by SFAS No, 138, issued in June 2000. The requirements of SFAS No. 133, as amended, are effective for the Company in the first quarter of the fiscal year beginning January 1, 2001. The standard establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Under the standard, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has determined SFAS 133 to have no impact on the Company's financial position and results of operations because the Company has no derivative activity.

     SFAS No. 140, Accounting for transfers and servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Most provisions of SFAS No. 125 were carried forward to SFAS No. 140, without reconsideration by the

                                  SULPHCO, INC.
                          (A Development Stage Company)
                     Notes to Financial Statements (cont'd)

                           December 31, 2001 and 2000

Financial Accounting Standards Board (FASB), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.

In December 1999, the Securities and Exchanges Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101"), Revenue Recognition in Financial Statements, which provided guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The adoption of this standard in 2000 did not result in any significant change in the Company's financial statements.

15.      Subsequent Events

On or about March 4, 2002, the Salt Lake City, Utah office of the Securities and Exchange Commission sent letters to the Company and its CEO, Rudolph Gunnerman, indicating that as a result of its investigation captioned In the Matter of SulphCo, Inc. (SL-02337), that the staff of the Salt Lake District Office was recommending that a civil injunctive action be filed naming the Company and Mr. Gunnerman as defendants. The letter to the Company alleges violations of Sections 5(a), 5(c) and 17(a) of the Securities Act of 1934 and Section 10(b) of the Securities Act of 1934 and Rule 10b-5 thereunder. The letter to Mr. Gunnerman alleges violations of Section 5(a), 5(c), and 17(a) of the Securities Act of 1934 and Section 10(b) of the Securities Act of 1934 and Rule10b-5 and Rule 101 under Regulation M thereunder. The letters invite the Company and Mr. Gunnerman to submit written statements concerning the staff's allegations. Such written statements are generally known as "Wells Committee Submissions." The Company and Mr. Gunnerman deny the allegations made by staff in the letters and have retained counsel who has submitted a Wells submission response to the staff's allegations.

In May of 2002,  the Company  entered into an agreement  with  Northrop  Grumman
Information Technology, a wholly owned subsidiary of Northrop Grumman Corporation. Pursuant to the contract, the Company will fund refinements to its proprietary technology with the goal to reduce sulfur in diesel type oil used by Northrop clients. The contract pertains to the study of the removal of sulfur from F76 logistic fuel for fuel cell application. Pursuant to the contract, the Company will receive payments of $25,000 every two months with payments totaling $75,000. The Company initially will prepare a feasibility study and then will provide analysis of ultrasonic sulfur removal in the test subject fuels. The Company will then attempt to demonstrate at the lab scale, the capability to achieve the reduction of sulfur in test fuels. If feasible, the Company then will provide Northrop with a written report for the analysis and demonstrations, and will make recommendations regarding potential future reductions in sulfur levels in the test fuels. This project will occupy a majority or the Company's time during the last half of 2002.

                                    PART III

------------------------------------------------------------------------
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-----------------------------------------------------------------------

(a)         Directors and Executive Officers

            As of March 1, 2002, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

Name                        Age      Position                    Served As
                                     Officer/Director*
------------------         ----      -----------------        -----------------
Dr. Rudolph Gunnerman       73       Chairman of the Board    12-4-00 to Present
                                     and a Director

Alexander H. Walker, Jr.    76       Secretary and Director    7-1-99 to Present

Harry P. Holman             65       Director

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

            Alexander  H.  Walker,  Jr., age 76, has served as a director of the
Company since July 1, 1999. He was elected as Secretary of the Company on December 18, 2000. He received his B.A. from Waynesburg College in 1950 and his J.D. from the University of Pittsburgh School of Law in 1952. Since 1956, Mr. Walker has been a practicing attorney, which practice has included trial and transactional work, with an emphasis on corporate securities matters. After serving as the Attorney Advisor for the Division of Corporate Finance in Washington, D.C. from 1954 to 1955, Mr. Walker served as the Attorney in Charge of the Salt Lake City, Utah Branch of the United States Securities and Exchange Commission from 1955 to 1956. From 1956 through the present, Mr. Walker has maintained a private practice. He maintains licenses in both Utah and Pennsylvania.

            Harry P. Holman has been an active participant in the security business, specializing in bringing private companies public on the stock exchange. Mr. Holman has been a consistent top producer over the last thirty years with three New York stock exchange firms. In 1980, he was awarded the National Account executive of the Year at Birr Wilson & Co. Mr. Holman recently retired in November 2000 as First Vice President with the firm Dain Rauscher. Mr. Holman is a graduate of the University of Southern California in 1957 with a Bachelor of Science degree in business administration. He is founder of the Northern Nevada University of Southern California Alumni Club.

            Dr.  Teh  Fu  Yen,  Chief  Scientific  Advisor  to  SulphCo,   is  a
72-year-old Professor of Environmental and Civil Engineering at the University of Southern California. Dr. Yen has a B.S. in Chemistry, a M.S. in Chemistry and Chemical Engineering and a Ph.D. in Organic and Biochemistry. Dr. Yen has completed a Postgraduate program in Mathematics, Certification of Bioengineering, Columbia University D.Sc. (hon.) And an Energy Engineering certificate from Pepperdine University D.Sc.(hon.). His positions have included Senior Research Chemist, Goodyear Tire and Rubber Co., Senior Fellow Mellon Institute, Carnegie-Mellon University; Associate Professor of Chemistry, California State University, Los Angeles. Dr. Yen has authored and edited 26 books, 156 peer-reviewed journal papers and 118 entries for book chapters. Dr. Yen has 114 entries under conference proceedings and 17 U.S. patents listed.

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

(d)         Employees:

            The Company has seven (7) full-time employees and one (1) part-time employees. The three (3) officers and directors of the Company also perform services on behalf of the Company but do so on a non-exclusive basis.

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

(g)         Section 16a Beneficial Ownership Compliance

            To the Company's knowledge the officers, directors and beneficial owners of more than 10% of the Company's common stock have filed their initial statements of ownership on Form 3, and the officers, directors and beneficial owners of more than 10% of the Company's common stock have also filed the required Forms 4 or 5, or shall file such Forms concurrent with the filing of this Form 10-KSB.

--------------------------------------------------------------------------------
ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

            The following table sets forth information about compensation paid or accrued by the Company during the years ended December 31, 2001, 2000 and 1999 to the Company's officers and directors. None of the Executive Officers of the Company earned more than $100,000 during the years ended December 31, 2001, 2000 or 1999.



                                                          Summary Compensation Table

                                                            Long Term Compensation

                                  Annual Compensation                           Awards                    Payouts

                                                              (e)                             (g)
                                                            Other          (f)         Securities                            (i)
                (a)          (b)                            Annual        Restri        Under-              (h)            Other
Name and Principal                     (c)        (d)       Compe         cted          Lying               LTIP           Compen-
Position                           Salary     Bonus         n-            Stock         Options/            Payouts        sation
                          Year     $          ($)           sation        Awards        SARs(#)             ($)            ($)
                                                            ($)           ($)
Rudolph Gunnerman

------------------------
Chairman of               2001     $None      $None         $None         $None         None                $None          $None
Board and Director        2000     $None      $None         $None         $None         7,500,000           $None          $None
                          1999     $None      $None         $None         $None         None                $None          $None

Mark T. Cullen

------------------------
President,                2001     $None      $None         $None         $None         None                $None          $None
CEO and Director          2000     $None      $None         $None         $None         1,000,000           $None          $None
                          1999     $None      $None         $None         $None         None                $None          $None

Alexander H. Walker,
Jr.
------------------------
Secretary and             2001     $None      $None         $None         $None         None                $None          $None
Director                  2000     $None      $None         $None         $None         1,000,000           $None          $None
                          1999     $None      $None         $None         $None         None                $None          $None

Paul Knauff

------------------------
Chief Financial           2001     $None      $None         $None         $None         None                $None          $None
Officer and               2000     $None      $None         $None         $None         106,000             $None          $None
Treasurer                 1999     $None      $None         $None         $None         None                $None          $None




            The amount  listed as other annual  compensation  for Paul Knauff in the year 2000 represents amounts the Company pays in a monthly fee to McDermitt Investment Company, Inc. Mr. Knauff's wife owns and controls McDermitt Investment and this monthly fee is intended as partial compensation to Mr. Knauff for his services to the Company. Pursuant to the agreement between the Company's subsidiary, SulphCo and McDermitt Investment, the Company pays McDermitt $1,000 per month plus an amount equal to $20.83 per hour for each hour Mr. Knauff performs his duties as SulphCo., which includes 5 days of paid holidays each year and 10 days of paid vacation each year. The agreement between SulphCo. and McDermitt is for a period of 12 months beginning November 16, 2000 and ending November 15, 2001. Also, the 106,000 shares of the Company's common stock subject to the option listed for Mr. Knauff in 2000 are subject to an option granted McDermitt Investment Company, Inc.

            Options granted other members of management are described in Item 12 below.

--------------------------------------------------------------------------------
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

            The following information sets forth certain information as of March 26, 2002 about each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock and sets forth the securities ownership of management:

(a)         5% Shareholders:

        (1)                    (2)                              (3)                           (4)
       Title             Name and Address                Amount and Nature                Percent of
     Of Class          Of Beneficial Owner                 Of Beneficial                     Class
                                                              Ownership
-----------------------------------------------------------------------------------------------------
Common               Cede & Co.                             4,577,400                     11%
                     P.O. Box 20
                     Bowling Green Station
                     New York, New York 10004

Common               Mark T. Cullen                         3,120,000                     7.7%
                     Reno, Nevada

Common               Rudolph Gunnerman                      11,400,000                    28.3%
                     Doris Gunnerman, JJTEN
                     1650 Meadow Wood Lane
                     Reno, Nevada 89502

Common               Rudolph Gunnerman                      11,846,000                    29.4%
                     1650 Meadow Wood Lane
                     Reno, Nevada 89502


(b)      Security Ownership of Management

        (1)                  (2)                                (3)                           (4)
       Title           Name and Address                  Amount and Nature                Percent of
     Of Class        Of Beneficial Owner                   Of Beneficial                     Class
                                                              Ownership
----------------------------------------------------------------------------------------------------
Common               Rudolph Gunnerman                      23,246,0001                        58%
                     5250 Neil Road
                     Suite 303
                     Reno, Nevada

Common               Harry P. Holman                            194,875               Less than 1%

Common               Alexander H. Walker, Jr.                1,225,1322                         3%
                     1700 Coronet Drive
                     Reno, Nevada 89501

Common               All Directors and                       24,666,007                      61.2%
                     Officers as a Group


(c)         Changes in Control:


--------------------------------------------------------------------------------
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

            During the past two (2) years, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's capital stock, except as follows:

            On December 4, 2000, the Company issued a total of 20,000,000 shares of its common stock to the following in the following amounts:

                       Registered Owner                 No. Shares
                       ------------------               ----------
                       Rudolph Gunnerman                12,000,000
                       Kristina Gunnerman                2,000,000
                       Peter Gunnerman                   2,000,000
                       Alex Paior                        2,000,000
                       Mark T.Cullen                     2,000,000


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

            On December 4, 2000, the Company's board of directors approved several options to purchase the Company's shares of the Company's common stock. These options are effective for a period of two years. Such options were approved in the following amounts to the following individuals:

--------

            1 Of this amount, 11,400,000 shares are registered in the name of Rudolph Gunnerman and Doris Gunnerman, JTTEN.

            2 Of this amount, 225,132 shares are registered in the name Hidden Splendor Resources, LTD.


                  (1)                                (2)                    (3)                     (3)
          Name of Beneficial                  Amount and Nature           Price of              Percent of
                 Owner                          Of Beneficial              Option                  Class
                                                  Ownership
--------------------------------------- ----------------------------- ---------------- -------------------
Rudolph Gunnerman                                   7,500,000               $0.50                   $0.50
Mark Cullen                                         1,000,000               $0.50                   $0.50
Alexander H. Walker, Jr.                            1,000,000               $0.50                   $0.50
Harry Holman                                          100,000               $0.50                   $0.50


            In December of 2000, Mr. Gunnerman exercised his option rights and purchased 700,000 shares of the Company's common stock for cash in the amount of $350,000. Dr. Cullen also exercised his option rights in December 2000, and purchased 120,000 shares for cash in the amount of $60,000.

            In May of 2001, Alexander H. Walker, Jr. exercised his option rights and acquired 1,000,000 shares of the Company's common stock in exchange for a promissory note.

            The Company leases its office space from Rudolph Gunnerman pursuant to a non-concellable lease agreement which expires in February 2004. The approximate minimal rental payments under that lease are $78,000 for 2002, $78,000 for 2003 and $13,000 for 2004. Rental payments on this lease were approximately $108,000 in 2001 and $12,000 in 2000.

            During the year ended December 31, 2001, the Company loaned to Rudolph Gunnerman and received notes receivable in the amount of $2,000,000. During the year the Company received payment of $654,700 plus interest on the notes. The note bears interest at prime, is due on demand, and is secured by Company common stock owned by Mr. Gunnerman. At December 31, 2001 the balance on the notes totaled $1,345,300. By the date of this filing of this report this amount had been essentially repaid to the Company.

--------------------------------------------------------------------------------
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(4)         Exhibits

Assigned
Number                 Description
------                 -----------

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession: None.

(3) (iii)     By-laws of the Company: incorporated by reference from the
              Company's October 8, 1999 Form 10-SB filing.

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

(16)          Letter on change in certifying accountant: None

(18)          Letter on Change in Accounting Principles: None

(22)          Published Report Regarding Matters Submitted to Vote: None

(23)          Consent of Experts and Counsel: None

(24)          Power of Attorney: None

(99)          Additional Exhibits: None

(5)           Reports on Form 8-K.

            On  November  1, 2001,  the  Company  filed a Form 8-K which  listed
information  under  Item  No.2,   Acquisition  or  Disposition  of  Assets.  The
information reported therein is incorporated herein by this reference.

            On or about April 16, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission regarding the resignation of Tanner & Co. as the Company's independent auditors and the subsequent appointment of Forbush and Associates in that capacity. The information disclosed in that Form 8-K are incorporated herein by this reference.

--------------------------------------------------------------------------------
            SIGNATURES
--------------------------------------------------------------------------------

            In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:      May 14, 2002.

                                            SULPHCO, INC.

                                             By /s/Rudolph W. Gunnerman
                                             ---------------------
                                                   Rudolph W. Gunnerman
                                                   Chief Executive Officer
                                                   and President