Form 10QSB
period 2002-03-31
SULPHCO INC
filed 2002-05-15
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   -----------


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______ to ________.

                           Commission File No. 0-27599


                                  SULPHCO, INC.
                  ---------------------------------------------
                       (Name of the small business issuer)

         Nevada                                       88-0222729
------------------------                 -----------------------------------
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


Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 47,927,170 shares of Common stock issued and outstanding as of May 14, 2002.

Transitional Small Business Disclosure Format: Yes [  ]   No [X]

                                     PART I
                                     ------

Item 1.  Financial Statements.

                            SulphCo, Inc.
                    (A Development Stage Company)
                            Balance Sheet

                                                                  March 31       December 31
                                                                    2002            2001
                                                                 -----------     ----------
                                                                        Unaudited
Current Assets:
      Cash and Cash Equivilents                                        2,777        173,432
      Receivable from related party                                  324,109      1,360,685
      Other Receivables                                                1,500          1,500
      Prepaid expenses                                                22,398         50,631
      Accrued Interest                                                94,237           --
                                                                 -----------     ----------
           Total current assets                                      445,021      1,586,248

Property Plant and Equipment, net                                    296,222        322,514
Investment in Subsidiary                                             220,086        220,086
                                                                 -----------     ----------
           Total Assets                                              961,328      2,128,848
                                                                 ===========     ==========
Liabilities and Stockholder's Equity

Current Liabilities:
      Accounts payable                                                34,901         66,541
      Accrued liabilities                                             42,942         45,968
      Note payable                                                         0      1,000,000
                                                                 -----------     ----------
           Total Current Liabilities                                  77,843      1,112,509

Stockholder's equity:
           Preferred stock: 10,000,000 shares authorized
           ($0.001 par value) none issued
           Common stock: 100,000,000 shares authorized
           ($0.001 par value) 47,927,170 and 39,927,170 shares
           issued and outstanding at March 31, 2002 and
           December 31, 2001 respectively                             47,927         39,927
           Paid in Capital                                        19,713,631     15,646,632
           Stock Subscription receivable                          (5,249,500)    (6,249,500)
           Deficit accumulated during the development stage      (13,628,573)    (8,420,720)
                                                                 -----------     ----------

                Total Stockholder's equity                           883,485      1,016,339
                                                                 -----------     ----------
                     Total Liabilities and equity                    961,328      2,128,848
                                                                 ===========     ==========


                                  SulphCo, Inc.
                          (A Development Stage Company)
                             Statement of operations



                                           Three Months Ended
                                        March 31     March 31
                                         2002         2001
                                       ---------     -------
                                       Unaudited    Unaudited

Revenue                                      -            -

Operating expenses:
      Depreciation                        43,200       3,000
      General and administrative       5,137,524     355,498
      Research and development           126,563      83,160

           Total operating expenses    5,307,288     441,658
                                       ---------     -------
                Loss from operations   5,307,288     441,658

Other Income (expenses)                   99,435        --
                                       ---------     -------
      Net Income before taxes          5,207,853     441,658

Income tax benefit                          --


      Net Loss                         5,207,853     411,658
                                       =========     =======


Loss per common share                       0.10        0.02


                                  SulphCo, Inc.
                          (A Development Stage Company)
                   Statement of Changes in Stockholers' Equity
                  Year Ended December 31, 2001, 2000 and Period
                      January 13, 1999 (date of Inception)
                  And For the Three Months Ended March 31, 2002

                                                                                                            Stock         Total
                                                   Common Stock          Additional        Accumulated   Subscriptions  Stockholders
                                                Shares     Amount      Paid-in Capital       Deficit      Receivable      Equity
                                             --------------------------------------------------------------------------------------
Balance, January 13, 1999                          --     $     --      $       --      $       --    $       --      $       --

Stock issued for cash at $167 per share           1,000            1         166,999            --            --           167,000

Restatement from
recapitalization of GRD, Inc.                19,999,000       19,999         (19,999)           --            --              --

Net Loss                                           --           --              --          (128,802)         --          (128,802)
                                             --------------------------------------------------------------------------------------
Balance, December 31, 1999                   20,000,000       20,000         147,000        (128,802)            0          38,198

Contributions from Stockholder:
     Cash                                          --           --           169,168            --            --           169,168
     Equipment                                     --           --           362,331            --            --           362,331

Acquisition of Filmworld, Inc.                1,200,000        1,200        (251,200)           --            --          (250,000)

Contribution of Capital                         820,000          820         409,180            --        (208,500)        201,500

Issuance of Stock options                          --           --         1,014,200            --            --         1,014,200

Net Loss                                           --           --              --        (1,364,393)         --        (1,364,393)
                                             --------------------------------------------------------------------------------------
Balance, December 31, 2000                   22,020,000       22,020       1,850,679      (1,493,195)     (208,500)        171,004

Stock issued for services                       200,000          200         571,800            --            --           572,000

Stock issued for Services Related party       4,342,800        4,343       4,782,557            --            --         4,786,900

Stock issued for subscriptions receivable       724,750          725       1,207,162            --            --         1,207,887

Issuance of stock options                    12,639,620       12,640       7,352,860            --      (6,041,000)      1,324,500

Return of Shareholder Capital                  (118,427)    (118,427)

Net Loss                                           --           --              --        (6,927,525)         --        (6,927,525)
                                             --------------------------------------------------------------------------------------
Balance, December 31, 2001                   39,927,170       39,927      15,646,631      (8,420,720)   (6,249,500)      1,016,338

     Payment on Stock issued Neuhaus               --           --            75,000            --            --            75,000

     Stock Issued for Services Related Party 10,000,000       10,000       4,990,000       5,000,000

     Stock returned and cancelled            (2,000,000)      (2,000)       (998,000)           --       1,000,000               0

     Net Loss                                      --           --              --        (5,207,853)         --        (5,207,853)
                                             --------------------------------------------------------------------------------------
     Balance, March 25, 2002                 47,927,170       47,927      19,713,631     (13,628,573)   (5,249,500)        883,485


                         SulphCo, Inc.
                 (A Development Stage Company)

                    Statement of Cash Flows
      For the Three Months Ended March 31, 2002 and 2001

                                                                     March 31    March 31
                                                                      2002          2001
                                                                    Unaudited     Unaudited

Cash Flows From Operating

Activities                                                         (5,207,853)   (2,461,207)
Adjustments to Reconcile Net
Income to Cash
     Depreciation & Amortization                                       43,200        32,000
     Issuance of Stock Options                                                      775,000
     Stock Issued for Services                                      5,000,000     1,383,331
     (Increase) Decrease in:
          Accounts Receivable                                                        (3,450)
          Prepaid Expenses                                             28,232
          Accrued Interest                                            (94,237)
     Increase (Decrease) in:
          Accounts payable                                            (31,640)      133,528
          Deposits                                                                  210,000
          Accrued Liabilities                                          (3,026)       13,643
                  Net Cash Used in

                  Operating Activities                               (265,324)       82,845

Cash Flows From Investing Activities

     Purchase of property and Equip                                   (16,907)     (181,216)
     Investment in film rights
                  Net cash used in
                  investing activities                                (16,907)     (181,216)

Cash Flows from Financing Activities

     Proceeds from Issuance of Stock                                   75,000     1,000,000
     Short-term Note payable                                       (1,000,000)
     Stock Subscription                                             1,000,000       208,500
     Stock Returned to the Treasury                                (1,000,000)
     Repayment of contract payable                                                  (85,000)
     Payments on related party advance                              1,036,576      (100,000)

                  Net cash provided by
                  financing activities                                111,576     1,023,500

Net increase (decrease) in cash and cash equivalents                 (170,655)      925,129


Cash and cash equivalents at beginning of period                      173,432        98,010

Cash and cash equivalents at end of period                              2,777     1,023,139


Item 2.  Management Discussion and Analysis or Plan of Operation.

         Statements contained herein that are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that expectation reflected in such forward-looking statements are reasonable, the forward- looking statements are subject to risks and uncertainties that could cause results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, with limitation: well established competitors who have substantially greater financial resources and longer operating histories, changes in the regulatory environment in which the Company competes, and access to sources of capital.

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

         During 2001, the Company's agreements with Bechtel and Sinclair Oil were terminated. During March of this year, however, a USA oil refinery company reported the results of their testing the SulphCo process and independently verified the SulphCo system successfully removed sulfur from their crude oil samples.

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

4.       Change in G & A Expense

         The Company's general and administrative expense rose from $1,174,016 in 2000 to $6,655,442 in 2001. Stock based compensation accounted for $5,358,900 of the increase. This compensation was issued to officers, directors and others as compensation for services rendered to the Company. This expense is valued at the market price of the Company's stock at the time the shares were issued and is recorded as a general and administrative expense to the Company. In addition premised rental increase $95,000 as the Company moved into a facility that combined business offices with research facilities.

                                     PART II
                                     -------

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

Item 2.  Changes in Securities.

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

         On October 29, 1999, the following shares were issued:

                  Registered Owner               No. Shares
                  ----------------               ------------
                  Marlene Vallen                         16
                  George Newberry                       600
                  Christina Miller                      100

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

         On January 27, 2000, the Company issued the following shares:

                  Registered Owner               No. Shares
                  ----------------               ----------
                  Harry Holman                       14,875
                  Alexander H. Walker III           200,000

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

         On December 4, 2000, the Company issued 20,000,000 shares of its common stock in accordance with the terms of the Exchange Agreement between the Company and GRD, Inc. (SulphCo) as follows:

                  Registered Owner               No. Shares
                  ----------------               ----------
                  Rudolph Gunnerman              12,000,000
                  Kristina Gunnerman              2,000,000

                  Registered Owner               No. Shares
                  ----------------               ----------
                  Peter Gunnerman                 2,000,000
                  Alex Paior                      2,000,000
                  Mark T. Cullen                  2,000,000

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

         On May 24, 2001 the Company issued the following shares:

                  Registered Owner                   No. Shares
                  ----------------                   ----------
                  R. W. Gunnerman                     7,150,000
                  M. T. Cullen                        1,000,000
                  A. H. Walker, Jr                    1,000,000
                  Paul Neilsom                          100,000

                  Registered Owner                   No. Shares
                  ----------------                   ----------
                  Kevin Brown                             5,000
                  P. M. Johnson                          15,000
                  Erika Herrmann                        100,000
                  H. P. Holman                          200,000
                  Henry Heimes                           50,000
                  Loren Kalmen                           25,000
                  S. D. Ligon                            50,000
                  Rohinis Govind                         50,000
                  T. P. Orme                             50,000
                  Shii Kant Singh                        25,000
                  Majtaba Ahadiantehrani                 25,000
                  Edward Ripley                           5,000
                  R. W. Chappell                          5,000
                  P. C. Knauff                          206,000

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

No matter was submitted to a Vote of the securities holders in the first quarter of 2002.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

         (b) Reports on Form 8-K.

         On or about April 16, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission regarding the resignation of Tanner & Co. as the Company's independent auditors and the subsequent appointment of Forbush and Associates in that capacity. The information disclosed in that Form 8-K is incorporated herein by this reference.

In Accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2002.                     SULPHCO, INC.

                                         /s/ Rudolph W. Gunnerman
                                         --------------------------
                                         By: Rudolph W. Gunnerman
                                         Its:Chairman of the Board