Form 10QSB
period 2002-06-30
SULPHCO INC
filed 2002-08-12
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   -----------


{X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002.

{ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______ to ________.

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


Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 46,827,170 shares of Common stock issued and outstanding as of June 30, 2002.

Transitional Small Business Disclosure Format: Yes {  }   No {X}

                                     PART I
                                     ------

Item 1.  Financial Statements.


                                  SulphCo, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                   June 30         December 31
                                                                                   2002            2001
                                                                                 (Unaudited)
                                                                                 -----------     --------------
         Current Assets:
      Cash and Cash Equivalents                                                    $     18,758    $    173,432
      Trade Receivables                                                                  25,000            --
      Receivable from related party                                                        --         1,360,685
      Other Receivables                                                                   1,625           1,500
      Inventory                                                                          78,758            --
      Prepaid expenses                                                                   18,779          50,631
      Accrued Interest                                                                     --              --
                                                                                   ------------    ------------
              Total current assets                                                 $    142,920    $  1,586,248

Property Plant and Equipment, net                                                       275,457         322,514
Deposits                                                                                  1,200            --
Investment in Subsidiary                                                                220,086         220,086
                                                                                   ------------    ------------
              Total Assets                                                         $    639,663    $  2,128,848
                                                                                   ============    ============
Liabilities and Stockholder's Equity

Current Liabilities:
      Accounts payable                                                             $     51,148    $     66,541
      Accrued liabilities                                                                55,703          45,968
      Note Payable                                                                         --         1,000,000
      Line of Credit $500,000                                                           120,000            --
                                                                                   ------------    ------------
              Total Current Liabilities                                            $    226,851    $  1,112,509
                                                                                   ============    ============
Stockholder's equity:
              Preferred stock: 10,000,000 shares authorized
              ($0.001 par value) none issued
              Common stock: 100,000,000 shares authorized
              ($0.001 par value) 46,827,170 and 39,927,170 shares
              issued and outstanding at June 30, 2002 and
              December 31, 2001 respectively                                       $     46,827          39,927
              Paid in Capital                                                        20,067,732    $ 15,646,632
              Stock Subscription receivable                                          (5,602,500)     (6,249,500)
              Deficit accumulated during the development stage                      (14,099,247)     (8,420,720)
                                                                                   ------------    ------------
                   Total Stockholder's equity                                      $    412,812    $  1,016,339
                                                                                   ------------    ------------
                        Total Liabilities and equity                               $    639,663    $  2,128,848
                                                                                   ============    ============




           See accompanying notes to condensed financial statements.


                                  SulphCo, Inc.
                          (A Development Stage Company)
                             Statement of operations


                                            Three Months Ended               Six Months Ended
                                        June 30          June 30         June 30        June 30
                                        2002             2001            2002           2001
                                        Unaudited        Unaudited       Unaudited      Unaudited
                                       ------------    ------------   ------------   ------------
Revenue                                $     25,000    $       --     $     25,000   $       --

Operating expenses:
      Depreciation                           40,500           8,010         83,700         40,010
      Issuance of Stock Options                --           686,900      2,706,300
      General and administrative            242,166         540,206      5,379,691        866,853
      Research and development              118,782          21,242        245,345        104,402

                                       ------------    ------------   ------------   ------------
           Total operating expenses    $    401,448    $  1,256,358   $  5,708,736   $  3,717,565

                                       ------------    ------------   ------------   ------------
                Loss from operations   $    376,448    $  1,256,358   $  5,683,736   $  3,717,565

Other Income (expenses)                     (94,226)         75,025          5,208         75,025

                                                                      ------------   ------------
      Net Loss before taxes            $    470,674    $  1,181,333   $  5,678,527   $  3,642,540

Income tax benefit                             --              --

                                       ------------    ------------   ------------   ------------
      Net Loss                         $    470,674    $  1,181,333   $  5,678,527   $  3,642,540
                                       ============    ============   ============   ============


Loss per common share                             0               0              0              0

Weighted average shares -
      basic and fully diluted            47,560,503      27,426,000     45,193,837     24,760,000
====================================   ============    ============   ============   ============


           See accompanying notes to condensed financial statements.


                                  SulphCo, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity


                                                                          Additional                       Stock           Total
                                             Common Stock                  Paid-in       Accumulated   Subscriptions   Stockholders
                                                Shares         Amount      Capital        Deficit        Receivable        Equity
                                             ----------     ----------   ----------     ----------        ----------    ----------
Balance, January 13, 1999                          --     $      --     $      --      $      --      $      --      $      --

Stock issued for cash at $167 per share           1,000             1       166,999           --             --          167,000

Restatement from recapitalization of GRD,    19,999,000        19,999       (19,999)          --             --             --
Inc


Net Loss                                           --            --            --         (128,802)          --         (128,802)

Balance, December 31, 1999                   20,000,000        20,000       147,000       (128,802)             0         38,198

Contributions from Stockholder:
           Cash                                    --            --         169,168           --             --          169,168
           Equipment                               --            --         362,331        362,331

Acquisition of Filmworld, Inc.                1,200,000         1,200      (251,200)          --             --         (250,000)

Contribution of Capital                         820,000           820       409,180           --         (208,500)       201,500

Issuance of Stock options                          --            --       1,014,200           --             --        1,014,200

Net Loss                                           --            --            --       (1,364,393)          --       (1,364,393)

Balance, December 31, 2000                   22,020,000        22,020     1,850,679     (1,493,195)      (208,500)       171,004

Stock issued for services                       200,000           200       571,800           --             --          572,000

Stock issued for Services Related party       4,342,800         4,343     4,782,557           --             --        4,786,900

Stock issued for subscriptions receivable       724,750           725     1,207,162           --             --        1,207,887

Issuance of stock options                    12,639,620        12,640     7,352,860           --       (6,041,000)     1,324,500

Return of Shareholder Capital                      --            --        (118,427)          --             --         (118,427)

Net Loss                                           --            --            --       (6,927,525)          --       (6,927,525)

           See accompanying notes to condensed financial statements.


                                                                          Additional                       Stock           Total
                                             Common Stock                  Paid-in       Accumulated   Subscriptions   Stockholders
                                                Shares         Amount      Capital        Deficit        Receivable        Equity
                                             ----------     ----------   ----------     ----------        ----------    ----------
Balance, December 31, 2001                   39,927,170         39,927     15,646,632     (8,420,720)    (6,249,500)     1,016,339

           Payment on Stock Subscriptions          --             --             --             --           75,000         75,000

           Stock Issued for Services         10,000,000         10,000      4,990,000           --             --        5,000,000
           Related Party

           Stock returned and canceled       (2,000,000)        (2,000)         2,000           --             --                0

           Net Loss                                --             --             --       (5,207,853)          --       (5,207,853)

           Balance, March 31, 2002           47,927,170         47,927     20,638,632    (13,628,573)    (6,174,500)       883,486

           Stock returned and canceled       (1,100,000)        (1,100)      (570,900)          --          572,000              0

           Net Loss                                --             --             --         (470,674)          --         (470,674)

           Balance, June 30, 2002            46,827,170         46,827     20,067,732    (14,099,247)    (5,602,500)       412,813

           See accompanying notes to condensed financial statements.

                                  SulphCo, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows

                                                            Six Months Ended

                                                         June 30      June 30
                                                         2002         2001
                                                         Unaudited    Unaudited
                                                         ---------    ---------
                  Cash Flows From Operating

Activities                                             (5,678,527)   (3,642,540)
Adjustments to Reconcile Net
Income to Cash
     Depreciation & Amortization                           83,700        40,010
     Issuance of Stock Options                               --       2,706,300
     Stock Issued for Services                          5,000,000       715,320
     (Increase) Decrease in:
          Accounts Receivable                             (25,000)      (40,799)
          Other Receivables                                  (125)
          Prepaid Expenses                                 31,852       (17,100)
          Deposits                                         (1,200)         --
          Inventory                                       (78,758)         --
          Accrued Interest                                   --            --
     Increase (Decrease) in:
          Accounts payable                                (15,394)       (8,855)
          Accrued Liabilities                               9,735        12,334
                  Net Cash Used in

                  Operating Activities                   (673,717)     (235,330)
Cash Flows From Investing Activities
     Purchase of property and Equip                       (36,643)     (190,895)
     Payments made to develop intangible assets              --          (4,389)
                  Net cash used in
                  investing activities                    (36,643)     (195,284)
Cash Flows from Financing Activities

     Proceeds from issuance of Stock                         --       1,505,456
     Proceeds from issuance of note payable            (1,000,000)    1,000,000
     Proceeds from Line of Credit                         120,000
     Payments on stock subscription receivables            75,000       208,500
     Stock subscriptions canceled                         572,000
     Stock Returned and canceled                         (572,000)
     Payment on contract payable                             --        (160,000)
     Loans to related party                                  --      (2,000,000)
     Payments on advance from related party                  --        (100,000)
     Payments from related party loans                  1,360,685       348,282
                  Net cash provided by
                  financing activities                    555,685       802,238

Net increase (decrease) in cash and cash equivalents     (154,674)      371,624
Cash and cash equivalents at beginning of period          173,432        98,010

Cash and cash equivalents at end of period                 18,758       469,634


           See accompanying notes to condensed financial statements.

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

         At this point, the Company intends to move forward with this licensing and joint venture format through other established petroleum processors, as opportunities become available. In this regard, SulphCo is now fabricating a 1,000 bbl per day unit to de-sulfur crude oil. This unit is expected to be commercially operating at an oil refinery within the next few months.

           During March of this year, however, a USA oil refinery company reported the results of their testing the SulphCo process and independently verified the success removal sulfur from their crude oil samples using the SulphCo system.

         In May of 2002, the Company entered an agreement with Northrop Grumman Information Technology, a wholly owned subsidiary of Northrop Grumman Corporation. Pursuant to the contract, the Company will fund refinements to its proprietary technology with the goal to reduce sulfur in diesel type oil used by Northrop clients. The contract pertains to the study of the removal of sulfur from F76 logistic fuel for fuel cell application. Pursuant to the contract, the Company will receive payments of $25,000 every two months with payments totaling $75,000. The Company initially will prepare a feasibility study and then will provide analysis of ultrasonic sulfur removal in the test subject fuels. The Company will then attempt to demonstrate at the lab scale, the capability to achieve the reduction of sulfur in test fuels. If feasible, the Company then will provide Northrop with a written report of the analysis and demonstrations, and will make recommendations regarding potential future reductions in sulfur levels in the test fuels. This project will be a major activity of the Company's time during the last half of 2002. The first report has been submitted to Northrop along with the initial billing under the contract.

         During the remainder of 2002, the Company intends to fund operations through the use of a $500,000 line of credit from Nevada State Bank. This with cash generated from the royalty and production revenues, outside research fees, as well as the private sale of its common stock.

         The time frames set forth above may be adversely affected by factors such as unforeseen delays in the marketing and implementation of the licensing program. The Company's plans also could be adversely impacted by the patenting process for the devises and methods which comprise the Company's proprietary technology. In this regard, the need to keep aspects of the Company's technology secret during the patenting process could delay the Company's plans to bring its proprietary technology to market. On March 11, 2002, the Company received a Notice of Allowance from the U.S. Patent Office that its process patent application has been approved. There are three additional patents pending pertaining to products related to the Company's de- sulfurization process.

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

2.       Research and Development

         The Company will continue its research and development program during the remainder of 2002 in order to expand the development of the design and manufacturing of industrial units which embody the Company's proprietary technology. Management anticipates that its research and development costs will be approximately $250,000 for the remainder of the year 2002.

3.       Facilities and Personnel

         The Company maintains its facilities at 1650 Meadow Wood Lane, Reno, Nevada. These facilities include a research laboratory as well as the Company's business offices. The Company expects to employee approximately 12 people at any one time as part of its business plans for 2002, though the Company may experience an increase or decrease in that number as its needs require and as is normal in general business operations.

4.       Change in G & A Expense

         The Company's general and administrative expense rose from $866,853 in six months ended June 30, 2001 to $5,379,691 for the same period in the current year. Stock based compensation issued to officers, directors and others as compensation for services rendered to the Company accounted for this increase. This expense is valued at the market price of the Company's stock at the time the shares were issued and is recorded as a general and administrative expense to the Company.

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

         All such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933,as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares. On July 25, 2002 the Board of Directors voted to offer the holders of the above shares, which were issued to the holders thereof for promissory notes, stock options at the price of $.10 per share of these shares are returned to the company in the near future.

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

         On June 29, 2001 the Company issued 200,000 shares to Sterne Agee & Leach Inc. Such shares were $1.41 per share. Such shares were issued pursuant to the exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended. Shares representing these shares were later returned to the Company.

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

         On September 6, 2001, the Company issued 2,758,620 shares of its common stock pursuant to a consulting agreement the Company entered into with Mark Neuhaus. Such shares were valued at $0.725 per share. Such shares were issued pursuant to a registration statement filed in connection with such shares on Form S-8. The Company has asked Mr. Nuehaus to return approximately 1,100,000 of these shares for which the Company has not yet been paid.

         On  November  8, 2001,  the Company  issued  4,000,000  shares to R. W.
Gunnerman. Such shares were issued in reliance on the exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

         On March 25, 2002, the Company issued 6,000,000 shares to R. W. Gunnerman, 3,000,000 shares to Alexander H. Walker, Jr. and 1,000,000 shares to Harry Holman. Such shares were issued in reliance on the exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.


Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matter to a Vote of the Securities Holders.

The Annual Meeting of the Shareholders of the Company was held during the second quarter. The standing Board of Directors were reelected and the accountants, Forbush and Associates, were elected to act as auditors of the Company.

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

         On July 29, 2002 the resignation of Alexander H. Walker, Jr. an Officer and Director of Sulphco, Inc. was accepted by the Board of Directors on behalf of the Company. At that meeting, a special meeting of the Board of Directors, Pat Lacy was elected as a temporary member of the Board of Directors of Sulphco, Inc. Pat Lacy will continue as Controller of the company.

In Accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2002.                                SULPHCO, INC.

                                                      /s/ Rudolph W. Gunnerman
                                                     --------------------------
                                                      By: Rudolph W. Gunnerman
                                                      Its:Chairman of the Board