Form 10QSB
period 2002-09-30
SULPHCO INC
filed 2002-11-18
CIK 1096560

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

                           Commission File No. 0-27599


                                  SULPHCO, INC.

                  ---------------------------------------------
                       (Name of the small business issuer)

         Nevada                                        88-0414750
------------------------                   ------------------------------------
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

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,421,170 Common stock issued and outstanding as of September 30, 2002.

Transitional Small Business Disclosure Format: Yes { } No {X}

                                     PART I
                                     ------

Item 1. Financial Statements.

                                          SULPHCO, INC.
                                  (A Development Stage Company)
                                          Balance Sheet

                                                                      SEPT 30       DECEMBER 31
                                                                       2002            2001
                                                                    UNAUDITED

Current Assets:
      Cash and Cash Equivalents                                         11,894          173,432
      Trade Receivables                                                 25,756               --
      Receivable from related party                                         --        1,360,685
      Other Receivables                                                     --            1,500
      Inventory                                                        169,574               --
      Prepaid expenses                                                  16,564           50,631
      Accrued Interest                                                      --               --
                                                                   -----------------------------

           Total current assets                                        223,788        1,586,248
                                                                   -----------------------------

Property Plant and Equipment, net                                      226,461          322,514
Deposits                                                                 1,200               --
Investment in Subsidiary                                               220,086          220,086
                                                                   -----------------------------

           Total Assets                                                671,535        2,128,848
                                                                   =============================

Liabilities and Stockholder's Equity

Current Liabilities:
      Accounts payable                                                  11,163           66,541
      Accrued liabilities                                               17,290           45,968
      Note Payable                                                     250,000        1,000,000
      Line of Credit $500,000                                          290,000               --
                                                                   -----------------------------

           Total Current Liabilities                                   568,453        1,112,509

Stockholder's equity:
           Preferred stock: 10,000,000 shares authorized
           ($0.001 par value) none issued
           Common stock: 100,000,000 shares authorized
           ($0.001 par value) 45,421,170 and 39,927,170 shares
           issued and outstanding at September 30, 2002 and
           December 31, 2001 respectively                               45,421           39,927
           Paid in Capital                                          19,096,138       15,646,632
           Stock Subscription receivable                            (4,624,500)      (6,249,500)
           Deficit accumulated during the development stage        (14,413,977)      (8,420,720)
                                                                   -----------------------------

                Total Stockholder's equity                             103,082        1,016,339
                                                                   -----------------------------

                     Total Liabilities and equity                      671,535        2,128,848
                                                                   =============================

                    See accompanying notes to condensed financial statements.

                                                2

                                          SULPHCO, INC.
                                  (A Development Stage Company)
                                     Statement of operations

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                          SEPT 30,       SEPT 30,        SEPT 30,       SEPT 30,
                                            2002           2001           2002           2001
                                          UNAUDITED      UNAUDITED      UNAUDITED      UNAUDITED

Revenue                                     22,745             --         52,953             --

Operating expenses:
      Depreciation                          40,500          8,010        124,200         48,020
      Issuance of Stock Options                 --      4,736,413             --      9,064,634
      General and administrative           224,648        358,314      5,648,107        814,241
      Research and development              72,328         27,583        273,904        131,985
                                        --------------------------    --------------------------

          Total operating expenses         337,475      5,130,320      6,046,211     10,058,880
                                        --------------------------    --------------------------

               Loss from operations        314,730      5,130,320      5,993,257     10,058,880

Other Income (expenses)                         --        105,158              0        162,297
                                        --------------------------    --------------------------

      Net Loss before taxes                314,730      5,025,162      5,993,257      9,896,583

Income tax benefit                              --             --             --             --

      Net Loss                             314,730      5,025,162      5,993,257      9,896,583
                                        ========================================================

Loss per common share                         0.01           0.14           0.13           0.35

Weighted average shares -
      basic and fully diluted           45,675,170     36,367,415     45,354,281     28,671,405

                    See accompanying notes to condensed financial statements.

                                                3

                                    SULPHCO, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS

                                                              NINE MONTHS ENDED
                                                           Sept 30,       Sept 30,
                                                             2002           2001
                                                          UNAUDITED      UNAUDITED
Cash Flows From Operating
Activities                                               (5,993,257)     (9,896,583)
Adjustments to Reconcile Net
Income to Cash
     Depreciation & Amortization                            124,200          48,020
     Issuance of Stock Options                                   --       9,063,634
     Stock Issued for Services                            5,000,000              --
     (Increase) Decrease in:
          Accounts Receivable                               (25,756)         (6,535)
          Other Receivables                                   1,500              --
          Prepaid Expenses                                   34,067         (66,098)
          Deposits                                           (1,200)             --
          Inventory                                        (169,574)             --
          Accrued Interest                                       --        (136,348)
     Increase (Decrease) in:
          Accounts payable                                  (55,379)        156,586
          Accrued Liabilities                               (28,678)        (11,093)
                                                        ----------------------------

                  Net Cash Used in Operating Activities  (1,114,077)       (847,417)
                                                        ----------------------------
Cash Flows From Investing Activities
     Purchase of property and Equip                         (28,146)       (192,242)
     Payments made to develop intangible assets                  --         (49,877)
                                                        ----------------------------

                  Net cash used in investing activities     (28,146)       (242,119)
                                                        ----------------------------
Cash Flows from Financing Activities
     Proceeds from issuance of Stock                          5,000       1,575,456
     Proceeds from issuance of note payable                (750,000)      1,000,000
     Proceeds from Line of Credit                           290,000              --
     Payments on stock subscription receivables              75,000         490,500
     Stock subscriptions cancelled                        1,550,000              --
     Stock Returned and Cancelled                        (1,550,000)             --
     Payment on contract payable                                 --        (200,000)
     Loans to related party                                      --      (2,480,378)
     Payments on advance from related party                      --        (100,000)
     Payments from related party loans                    1,360,685         884,015
     Dividends paid                                              --        (118,427)
                                                        ----------------------------
                  Net cash provided by financing
                    activities                              980,685       1,051,166
                                                        ----------------------------

Net increase (decrease) in cash and cash equivalents       (161,538)        (38,370)
Cash and cash equivalents at beginning of period            173,432          98,010
                                                        ----------------------------

Cash and cash equivalents at end of period                   11,894          59,640
                                                        ============================

              See accompanying notes to condensed financial statements.

                                          4

                                                            SULPHCO, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         YEAR ENDED DECEMBER 31, 2001, 2000 AND PERIOD JANUARY 13, 1999 (DATE OF INCEPTION)
                                          AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                                                           STOCK           TOTAL
                                               COMMON STOCK             ADDITIONAL      ACCUMULATED    SUBSCRIPTIONS    STOCKHOLDERS
                                           SHARES         AMOUNT      PAID-IN CAPITAL     DEFICIT       RECEIVABLE        EQUITY
Balance, January 13, 1999                        --    $         --    $         --    $         --    $         --    $         --

Stock issued for cash at $167 per
  share                                       1,000               1         166,999              --              --         167,000

Restatement from recapitalization
  of GRD, Inc                            19,999,000          19,999         (19,999)             --              --              --

Net Loss                                         --              --              --        (128,802)             --        (128,802)
                                      ----------------------------------------------------------------------------------------------

Balance, December 31, 1999               20,000,000          20,000         147,000        (128,802)              0          38,198
                                      ----------------------------------------------------------------------------------------------

Contributions from Stockholder:
      Cash                                       --              --         169,168              --              --         169,168
      Equipment                                  --              --         362,331              --              --         362,331

Acquisition of Filmworld, Inc.            1,200,000           1,200        (251,200)             --              --        (250,000)

Contribution of Capital                     820,000             820         409,180              --        (208,500)        201,500

Issuance of Stock options                        --              --       1,014,200              --              --       1,014,200

Net Loss                                         --              --              --      (1,364,393)             --      (1,364,393)
                                      ----------------------------------------------------------------------------------------------

Balance, December 31, 2000               22,020,000          22,020       1,850,679      (1,493,195)       (208,500)        171,004

Stock issued for services                   200,000             200         571,800              --              --         572,000

Stock issued for Services Related
  party                                   4,342,800           4,343       4,782,557              --              --       4,786,900

Stock issued for cash                       724,750             725       1,207,162              --              --       1,207,887

Issuance of stock options                12,639,620          12,640       7,352,860              --      (6,041,000)      1,324,500

Return of Shareholder Capital                    --              --        (118,427)             --              --        (118,427)

Net Loss                                         --              --              --      (6,927,525)             --      (6,927,525)
                                      ----------------------------------------------------------------------------------------------

Balance, December 31, 2001               39,927,170          39,927      15,646,632      (8,420,720)     (6,249,500)      1,016,339

  Payment on Stock Subscriptions                 --              --              --              --          75,000          75,000

  Stock Issued for Services Related
    Party                                10,000,000          10,000       4,990,000              --              --       5,000,000

  Stock returned and cancelled           (2,000,000)         (2,000)          2,000              --              --               0

  Net Loss                                       --              --              --      (5,207,853)             --      (5,207,853)
                                      ----------------------------------------------------------------------------------------------

  Balance, March 31, 2002                47,927,170          47,927      20,638,632     (13,628,573)     (6,174,500)        883,486

  Stock returned and Cancelled           (1,100,000)         (1,100)       (570,900)             --         572,000               0

  Net Loss                                       --              --              --        (470,674)             --        (470,674)

  Balance, June 30, 2002                 46,827,170          46,827      20,067,732     (14,099,247)     (5,602,500)        412,813

  Stock returned and Cancelled           (1,456,000)         (1,456)       (976,544)             --         978,000               0

  Stock issued for Cash                      50,000              50           4,950              --              --           5,000

  Net Loss                                       --              --              --        (314,730)             --        (314,730)
                                      ----------------------------------------------------------------------------------------------

  Balance September 30, 2002             45,421,170          45,421      19,096,138     (14,413,977)     (4,624,500)        103,083

                                      See accompanying notes to condensed financial statements.

                                                                  5

SULPHCO, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

September 30, 2002 and December 31, 2001

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

Pro forma amounts as if the Companies had been combined as of January 1, 1999 are as follows:

Revenues                              $        --      $        --

Loss from operations                   (1,364,393)        (128,802)
Loss from discontinued operations      (2,889,600)        (197,011)
                                      ------------     ------------

Net loss                              $(4,253,993)     $  (325,813)
                                      ============     ============

Net loss per share                    $     (0.21)     $     (0.02)
                                      ============     ============

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

Plan of Operation

1.       Business Plans

         During the remainder of 2002, the Company intends to fully expand the industrial production design for the Company's proprietary technology. The Company has constructed two laboratory test units to de-sulfur crude oil. The Company expects to test the effectiveness of the laboratory units to de-sulphur crude oil within the next several weeks. The Company has nearly completed a 1,000 bbl per day unit to de-sulphur crude oil. The Company expects to place this unit into operation at an oil refinery or oil collection point within the next several months. At this point, the Company intends to move forward with placing this unit at an oil refinery or oil collection point and with licensing and joint ventures through other established petroleum processors, as opportunities become available.

         In May of 2002, the Company entered an agreement with Northrop Grumman Information Technology, a wholly owned subsidiary of Northrop Grumman Corporation. The contract was cancelled by Northrop Grumman Information Technology in July 2002 with the expressed reason being the lack of government funding.

         During the remainder of 2002, the Company intends to fund operations through the use of a $500,000 line of credit from Nevada State Bank, a loan of $250,000 from Erika Herrmann, sister-in-law of the Company's chief executive officer and majority shareholder, Rudolf G. Gunnerman, and a loan of $40,000 from Rudolf G. Gunnerman.

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

2.       Research and Development

         On October 22, 2002, the United States Patent and Trademark Office issued a Notice of Allowance with respect to the Company's patent application entitled "Continuous Process for Oxidative Desulfurization of Fossil Fuels with Ultrasound and Products Therefrom." The Company has paid the patent fee and expects a patent to issue within the next few months. The Company is also pursuing two additional patent applications pertaining to products related to the Company's de-sulfurization process. The Company will continue its research and development program during the remainder of 2002 in order to expand the development of the design and manufacturing of industrial units which embody the Company's proprietary technology. Management anticipates that its research and development costs will be approximately $300,000 for the remainder of the year 2002.

3.       Facilities and Personnel

         The Company maintains its facilities at 1650 Meadow Wood Lane, Reno, Nevada. These facilities include a research laboratory as well as the Company's business offices. The Company expects to employee approximately 8 people at any one time as part of its business plans for 2002, though the Company may experience an increase or decrease in that number as its needs require and as is normal in general business operations.

4.       Change in G & A Expense

         The Company's general and administrative expense rose from $814,241 in nine months ended September 30, 2001 to $6,046,211 for the same period in the current year. Stock based compensation accounted for $5,358,900 of the increase. This expense is valued at the market price of the Company's stock at the time the shares were issued and is recorded as a general and administrative expense to the Company.

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

         On or about March 4, 2002, the Salt Lake City, Utah office of the Securities and Exchange Commission sent letters to the Company and its CEO, Rudolph W. Gunnerman, indicating that as a result of its investigation captioned In the Matter of SulphCo, Inc. (SL-02337), that the staff of the Salt Lake District Office was recommending that a civil injunctive action be filed naming the Company and Mr. Gunnerman as defendants. The Company and Mr. Gunnerman deny the allegations made by staff in the letters and have retained counsel who has submitted a Wells submission response to the staff's allegations. The Company has received no further communication from the SEC on this matter.

         On or about November 2, 2001, Mark Cullen filed a complaint in the Second District Court of the State of Nevada in and for the County of Washoe naming the Company, Rudolph Gunnerman, Alexander H. Walker, Jr., Harry Holman and Joseph Sutton as defendants. The first complaint alleges breach of contract and breach of the covenant of good faith and fair dealing against all defendants in connection with the refusal to pay a claimed $100,000 severance payment owed pursuant to an employment agreement. On September 27, 2002, Mark Cullen filed a second complaint in the same court naming the same defendants and adding the Company's transfer agent. The second complaint realleges all the counts of the first complaint and adds claims for alleged failures to deliver stock to Mark Cullen, breach of confidential relationship in the failures to deliver stock and pay severance payments, and conspiracy to deprive Mark Cullen of his property. The complaints generally allege damages "in excess of $100,000" and the prayer for relief seeks a judgment against all defendants for compensatory damages in excess of $10,000, plus interest from August 3, 2001, plus reasonable attorneys' fees and costs. The Company has answered the complaint and denied the allegations.

         On or about June 22, 2001, the Company filed a complaint against Amir
I. Elgindy, also known as Anthony Elgindy and Tony Elgindy and doing business as Pacific Equity Investigations and Inside Truth.com and amended the complaint in October 2001. The amended complaint outlined causes of action against Mr. Elgindy for fraud, deceptive trade practices, trade disparagement and interference with prospective contractual and/or economic advantage. Mr. Elgindy answered the amended complaint with a general denial. The Company has settled the litigation by entering into a mutual release of all claims with Mr. Elgindy.

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

         The shares issued were issued in consideration for cash and the proprietary technology acquired by the Company pursuant to the Exchange Agreement dated December 4, 2000. All such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares. On May 30, 2002, the 2,000,000 shares issued to Mark T. Cullen were cancelled by the Company.

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

         On February 21, 2001 and April 11, 2002, the Company issued 350,000 shares for cash and 50,000 shares for services, respectively, to Sutton Ventures Group. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

         On April 11, 2001, the Company issued 200,000 shares for services to Paul Moote. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

         On April 11, 2001, the Company issued 350,000 shares to Vitro S.A. De C.V. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares. These shares have since been returned to the Company and the issuance cancelled.

         On April 11, 2001, the Company issued 24,750 shares for cash to Harry
P. Holman. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

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

         All such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares. These shares were all issued for promissory notes payable to the Company bearing interest at the rate of 7% due June 1, 2003. On March 29, 2002, the 1,000,000 shares issued to Mark T. Cullen were cancelled by the Company. On July 25, 2002, the Board of Directors voted to offer the remaining holders of the above shares stock options at the price of $.10 per share if these shares are returned to the Company in the near future. As of September 30, 2002, all shares listed above were returned to the Company and the issuance cancelled with the exception of the 1,000,000 shares previously held by Mark T. Cullen which were cancelled and those issued to Rudolph Gunnerman, Harry Holman T. P. Orme, and Shii Kant Singh.

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

         On November 8, 2001, the Company issued 4,000,000 shares to R. W. Gunnerman for services rendered to the Company. Such shares were issued in reliance on the exemption from registration contained in section 4(2) of the Securities ct of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

         On March 25, 2002, the Company issued 6,000,000 shares to R. W. Gunnerman, 3,000,000 shares to Alexander H. Walker, Jr. and 1,000,000 shares to Harry Holman for services rendered and to be rendered to the Company. Such shares were issued in reliance on the exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

         (b) Reports on Form 8-K.

         On or about April 16, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission regarding the resignation of Tanner & Co. as the Company's independent auditors and the subsequent appointment of Forbush and Associates in that capacity. On or about August 22, 2002, the Company filed an amendment to that Form 8-K further describing the events surrounding the two events. The information disclosed in that Form 8-K, as amended, is incorporated herein by this reference.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2002.      SULPHCO, INC. (Registrant)

                               /s/ Rudolph W. Gunnerman
                               --------------------------
                               By: Rudolph W. Gunnerman
                               Its: Chairman of the Board, President
                                    and Chief Executive Officer


                               /s/ Pat Lacy
                               --------------------------
                               By: Pat Lacy
                               Its: Controller
                                    (Principal Financial and Accounting Officer)

--------------------------------------------------------------------------------

CERTIFICATIONS


         I, Rudolf W. Gunnerman, Chairman of the Board of Directors, President and Chief Executive Officer certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Sulphco, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 15, 2002.                /s/ Rudolph W. Gunnerman
                                         --------------------------------------
                                          By: Rudolph W. Gunnerman
                                          Its: Chairman of the Board, President
                                               And Chief Executive Officer

--------------------------------------------------------------------------------

CERTIFICATIONS


         I, Pat Lacy, Controller, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of SulphCo, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 15, 2002.    /s/ Pat Lacy
                             --------------------------
                             By: Pat Lacy
                             Its: Controller
                                  (Principal Financial and Accounting Officer)