Form 10KSB
period 2002-12-31
SULPHCO INC
filed 2003-03-31
CIK 1096560

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT
         OF1934

                     For the period ended December 31, 2002

                         Commission file number 0-27599

                                  SULPHCO, INC.
                      -----------------------------------
                 (Name of Small Business Issuer in its Charter)



           Nevada                                           88-0224817
---------------------------------                      -------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)


850 Spice Islands Drive, Sparks, NV                               89431
-------------------------------------                          -----------
(Address of principal executive offices)                      (Zip Code)

Issuer's Telephone number:   (775) 829-1310
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

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

            State issuer's revenues for its most recent fiscal year: $42,967 for the year ending December 31, 2002.

            State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: On March 24, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of which the common equity was sold on that date, equals $6,870,502.

--------------------------------------------------------------------------------
ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

(a)         Business Development

            SulphCo, Inc. (the "Company" or the "Registrant") is a Nevada corporation which was originally incorporated on December 23, 1986 as Hair-Life, Inc. On June 3, 1987, the Company completed a public offering pursuant to the provisions of Rule 504 of Regulation D of the Securities Act of 1933, as amended. During 1987, the Company pursued business activities which were unsuccessful.

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

            On December 4, 2000, the Company entered into an Exchange Agreement with GRD, Inc., a Nevada corporation. Under the terms of the Exchange Agreement, GRD obtained equity and management control of the Company by exchanging all of the issued and outstanding shares of GRD for 20,000,000 shares of the Company's common stock. The Exchange Agreement represented not only a change in control of the Company, but a change in the Company's principal line of business as well. GRD operates under the name of SulphCo, Inc. and its principal business is developing and licensing its proprietary technology for the reduction of the sulfur content of crude oils, lighter distillates and fuel oils. SulphCo is designing and developing proprietary closed loop desulfurization units which can be scaled to treat large or small volumes of petroleum product.

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

            As of March 24, 2003, there were issued and outstanding 47,671,170 shares of the Company's authorized shares of common stock.

            Except as described above, to management's knowledge, the Company has not been subject to bankruptcy, receivership or any similar proceeding.

            The Company maintains its principal executive offices and facilities at 850 Spice Islands Drive, Sparks, Nevada 89431. The Company has vacant office and laboratory space at 1650 Meadow Wood Lane, Reno, Nevada 89502. The Company owns all of its assets as shown on the financial statements hereunder as of December 31, 2002.

(b) BUSINESS OF THE ISSUER

(1)         Principal Products and Services and Their Markets

            The Company's principal business is the development and licensing of its proprietary technology for the reduction of the sulfur content of crude oils, lighter distillates and fuel oils. The Company is also investigating whether its technology will effectively reduce acids and certain metals in petroleum products. The Company is designing and developing proprietary closed-loop desulfurization units that can be scaled to treat large or small volumes of petroleum product. The desulfurization units are expected to operate at low temperature and atmospheric pressure and have a relatively small "footprint" compared with existing de-sulfurizing equipment.

            The market for the Company's technology and desulfurization units will be the producers and refiners of crude oils and refined products. If the Company is able to commercially develop its technology for the reduction of sulfur in petroleum products, producers would be able to equalize the price differential between high sulfur crude oil and low sulfur crude oil. In addition, crude oil reserves which are underutilized due to high sulfur content would become more economically viable. By reducing the sulfur content of the crude oils, refiners would be able to utilize high sulfur petroleum more efficiently in their existing hydro treaters.

            Refiners and fuel distributors are faced with the challenge of meeting tough new and proposed environmental regulations for reduced sulfur fuels. The Company's technology provides a cost effective solution that aids refiners, oil producers and fuel distributors in meeting the mandated sulfur limits.

(2)         Distribution Methods

            The Company intends to continue marketing its technology and units both domestically and internationally to crude oil producers, petroleum refiners, fuel distributors and other strategic partners. In 2002, the Company terminated the exclusive technology license granted in mid-2001 to Innovative Clean Technologies S.A., a Luxembourg corporation wholly owned by Eliop International, for the right to commercialize the process in the Economic Union countries in Europe. Eliop International is a Luxembourg corporation owned 50.5% by SulphCo and 49.5% by Eliop S.r.l., a corporation controlled by Mr. Luigi Profumo. The Company terminated the license due to the failure of Eliop to make monthly reports and pay the agreed royalty. The Company has granted no other licenses of its technology.

(3)         Status of Publicly Announced New Products or Services

            The Company has announced no new products.

(4)         Competitive Business Conditions

            The Company is a new entrant in the market for development and sale of equipment to the oil industry. The Company faces well-established and well-funded competition.

            The Company intends to compete in this industry by entering into working relationships with established participants in the industry and use the financial strength and business experience of such participants to help the Company overcome the obstacles it faces as a new entry into the market.

(5)         Dependence on Major Customers

            As indicated throughout this Item 1, the Company is a development stage company which is in the process of commercializing its proprietary technology. The Company is dependent on building relationships with established participants in the oil industry in order to develop and market its products and services.

(6) Patents, Trademarks, Licenses, Copyrights, etc.

            The Company owns two United States patents, Unites States Patent Nos. 6,402,939 B1 and 6,500,219 B1, and has multiple foreign patent applications pending relating to these two United States patents. In addition, the Company is the owner in full of a patent application relating to the ultrasonic treatment of petroleum products and a patent application relating to a corrosion resistant ultrasonic horn.

            The Company attempts to minimize unauthorized duplication of its process by a variety of methods, however, there can be no assurance that unauthorized duplication will not occur. The Company attempts, and will continue to attempt, to protect its de-sulfurizing process by relying on patent laws as well as non-disclosure and confidentiality agreements with its employees and all other persons who have access to its proprietary technology.

(7) Governmental Approval, Effect of Governmental Regulations and Costs and Effects of Compliance with Environmental Laws.

            The Company does not expect to be adversely effected by any required governmental approvals, or by the effect of any governmental regulations or the costs of compliance with environmental laws.

(8)         Research and Development in the Last Two Years

            The Company is engaged in a research and development program for its technology. The Company expects to continue to research and develop its continuous flow system and to explore the expansion of the range of petroleum products that can be desulfurized with the Company's technology. During the past two years, SulphCo's research and development costs have totaled $374,905. During that time, all of SulphCo's business efforts were spent on research and development. The Company extended through 2001 its research contract with Professor T. F. Yen at the University of Southern California. The Company paid $100,000 for the extension through 2001.

(9)         Employees

            As of March 1, 2003, the Company had seven (7) full-time employees. in addition one of the four (4) officers and/or directors of the Company also performs services on behalf of the Company but does so on a non-exclusive basis. None of the Company's employees or independent contractors is subject to a collective bargaining agreement and the Company believes its relations with its employees and independent contractors are good.

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

            The public may read and copy any materials the Company files with the Securities and Exchange Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).

--------------------------------------------------------------------------------
ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

(1) Principal Plants and Property and Description of Real Estate and Operating Data.

            The Company's executive offices and facilities are located at 850 Spice Islands Drive, Sparks, Nevada 89431. The Company leases this space from Dermody Industrial Group and has an option to purchase the property for $3,100,000. The Dermody Industrial Group lease and option expires March of 2004. This property is adequate for the Company's currently anticipated needs and is adequately insured. The Company also leases office space and a laboratory from the Company's majority shareholder at 1650 Meadow Wood Lane, Reno, Nevada 89502 which is now vacant. The Company's lease on this office and laboratory space expires in February of 2004. The Company is seeking to sublease, and the Company's majority shareholder is attempting to sell, this office and laboratory space. The Company's obligations with respect to this vacant space will terminate upon any sublease or sale.

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

            On or about March 4, 2002, the Salt Lake City, Utah office of the Securities and Exchange Commission sent letters to the Company and its CEO, Rudolf Gunnerman, indicating that as a result of its investigation captioned In the Matter of SulphCo, Inc. (SL-02337), that the staff of the Salt Lake District Office was recommending that a civil injunctive action be filed naming the Company and Mr. Gunnerman as defendants. The letter to the Company alleges violations of Sections 5(a), 5(c) and 17(a) of the Securities Act of 1934 and
Section 10(b) of the Securities Act of 1934 and Rule 10b-5 thereunder. The letter to Mr. Gunnerman alleges violations of Section 5(a), 5(c), and 17(a) of the Securities Act of 1934 and Section 10(b) of the Securities Act of 1934 and Rule10b-5 and Rule 101 under Regulation M thereunder. The letters invite the Company and Mr. Gunnerman to submit written statements concerning the staff's allegations. Such written statements are generally as known as "Wells Committee Submissions." The Company and Mr. Gunnerman deny the allegations made by staff in the letters and have retained counsel who has submitted a Wells submission response to the staff's allegations. The Company has not been further contacted by the Securities and Exchange Commission with respect to this matter.

            In March of 2003, Art Beroff filed suit as a plaintiff against the Company in the Second Judicial District Court, State of Nevada. Mr. Beroff claims that on or about January 20, 1998, he had exercised an option to acquire nine percent (9%) of the common stock of the Company's predecessor, Patterson Group, Inc., for $701.34 and had executed a Subscription Agreement for the purchase of 701,339 shares. Mr. Beroff claims the Subscription Agreement was accepted by the Company's predecessor but that no stock certificate was ever issued for the shares. The number of shares claimed could equate to approximately 70,134 shares of the Company's current common stock. The Company is investigating the claims and notes the existence of an indemnification agreement by Alexander H. Walker, Jr. respecting claims such as Mr. Beroff's claims.

--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

            No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the securities holders, through the solicitation of proxies. No shareholder action was taken during that time via a consent of a majority of shareholders pursuant to applicable state law.

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

            Common Stock

            Quarter Ended                    High Bid       Low Bid
            -------------                    --------       -------
            December 31, 2002                $  0.39        $ 0.19
            September 30, 2002               $  0.39        $ 0.14
            June 30, 2002                    $  0.53        $ 0.18
            March 31, 2002                   $  0.73        $ 0.40
            December 31, 2001                $  1.18        $ 0.47
            September 30, 2001               $  4.00        $ 0.66
            June 30, 2001                    $ 11.85        $ 2.00
            March 31, 2001                   $  9.8125      $ 3.125
            December 31, 2000                $  4.50        $ 0.25
            September 28, 2000               Unavailable    Unavailable
            June 29, 2000                    Unavailable    Unavailable
            March 30, 2000                   Unavailable    Unavailable

b.          Holders:

            There were approximately 295 holders of record of the Company's common stock as of March 24, 2003.

c.          Dividends

            There were no cash dividends declared on any class of the Company's stock in 2000. During the year 2001 one dividend of $0.10 per unrestricted share was declared and paid to common shareholders of record as of the close of business on July 5, 2001. These shareholders also were offered one warrant to purchase one (1) share of SulphCo common stock for every three (3) shares of common stock owned. The warrants were exercisable into common stock at a price equal to an amount one-third below the July 6, 2001, average trading price for SulphCo common stock ($1.65 per share). There were no cash dividends declared on any class of the Company's stock in 2002 and management does not anticipate that dividends will be paid in the near future.

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

            On December 4, 2000, the Company issued 20,000,000 shares of its common stock in accordance with the terms of the Exchange Agreement between the Company and GRD, Inc. (SulphCo) as follows:

                        Registered Owner                No. Shares
                        -------------------             -----------
                        Rudolf Gunnerman                12,000,000
                        Kristina Gunnerman               2,000,000
                        Peter Gunnerman                  2,000,000
                        Alex Paior                       2,000,000
                        Mark T. Cullen                   2,000,000

            The shares issued were issued in consideration for cash and then proprietary technology acquired by the Company pursuant to the Exchange Agreement dated December 4, 2000. All such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

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

            On May 24, 2001 the Company issued the following shares:

    Registered Owner                         Number of Shares
    ----------------                         -----------------

    R. W. Gunnerman                          7,150,000
    M. T. Cullen                             1,000,000
    A. H. Walker, Jr.                        1,000,000
    Paul Neilson                               100,000
    Kevin Brown                                  5,000
    P. M. Johnson                               15,000
    Erika Herrmann                             100,000
    H. P. Holman                               200,000
    Henry Heines                                50,000
    Loren Kalmen                                25,000
    S. D. Ligon                                 50,000
    Rohinis Govind                              50,000
    T. P. Orme                                  50,000
    Shri Kant Singh                             25,000
    Majtaba Ahadiantehrani                      25,000
    Edward Ripley                                5,000
    R. W. Chappell                               5,000
    P. C. Knauff                               206,000

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

            On June 29, 2001 the Company issued 200,000 shares to Sterne Agee & Leach Inc. Such shares were $1.41 per share. Such shares were issued pursuant to the exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended. These shares were later returned to the Company's treasury.

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

            On September 13, 2002, the Company issued 50,000 shares to Rohinis Govind. Such shares were issued in reliance on the exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

            On November 12, 2002, the Company issued 190,000 shares to Erika Hermann. Such shares were issued in reliance on the exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

            On December 18, 2002, the Company issued 50,000 shares to Loren Kalmen. Such shares were issued in reliance on the exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares

            On January 15, 2003, the Company issued 50,000 shares to Kirk S. Schumacher. Such shares were issued in reliance on the exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

--------------------------------------------------------------------------------
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

            Statements contained herein that are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories, changes in the regulatory environment in which the Company competes, and access to sources of capital.

PLAN OF OPERATION

1.          Business Plans

            During 2003, the Company intends to further develop its proprietary technology and to develop and produce a commercially feasible desulfurization unit to desulfurize crude oil. In this regard, the Company is now completing the fabrication of a 1,000 bbl per day desulfurization unit. The Company expects to test this desulfurization unit in a refinery where crude oil throughput adequate for testing purposes can be obtained.

            If the testing is successful, the Company intends to develop a desulfurization unit which will process more than 1,000 bbl per day of crude oil. Once a larger desulfurization unit is developed and tested, the Company intends to commence the manufacture of the unit in its manufacturing facilities and lease the units to petroleum producers, refiners, and distributors. The Company also intends to license petroleum producers, refiners and distributors with rights to its proprietary technology.

            During 2003, the Company intends to fund operations with cash generated from the royalty and production revenues, loans from its majority stockholder, as well as the private sale of its common stock.

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

            Also, any delays or unforeseen impasses in developing working relationships with third-parties in connection with development and marketing of industrial units for the proprietary technology would have not only impact on the timing of the Company's business plan but could entirely disrupt such plans and prevent the Company from bringing the proprietary technology to market.

            Investigations into the Company's operations by the Securities and Exchange Commission have had a negative impact on the Company's ability to bring its proprietary technology to market. It is possible that further action by the Securities and Exchange Commission will preclude the Company from moving forward with its business plan.

2.          Research and Development

            The Company will continue its research and development program during 2002 in order to expand the development of the design and manufacture of commercial desulfurization units which embody the Company's proprietary technology. Management anticipates that its research and development costs will be approximately $125,000 for the year 2003.

3.          Facilities and Personnel

            In March of 2003, the Company moved from its offices and laboratory at 1650 Meadow Wood Lane, Reno, Nevada 89502, to its offices, laboratory and production space at 850 Spice Islands Drive, Sparks, Nevada 89431. The Company employs approximately 7 full-time employees in March 2003 and would increase or decrease that number as its needs require and as is normal in general business operations.

4.          Change in G & A Expense

            The premises rental increased by $35,000 per month as the Company moved into a facility that combined business offices, research facilities and manufacturing space.

--------------------------------------------------------------------------------
ITEM 7.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------










                                  SULPHCO, INC.

                          (A Development Stage Company)

                              Financial Statements

                        December 31, 2002, 2001 and 2000

                                  SULPHCO INC.
                          (A Development Stage Company)
                        December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------
                          Index to Financial Statements

--------------------------------------------------------------------------------







                                                                       Page
                                                                       ----

Report of independent auditor                                          F-3

Balance sheet                                                          F-4

Statement of operations                                                F-5

Statement of stockholders' equity                                      F-6

Statement of cash flows                                                F-7

Notes to financial statements                                          F-8

                             Forbush and Associates
                       1155 West Fourth Street, Suite 210
                               Reno, Nevada 89503
                    Phone (775) 337-6001 Cell (775) 771-5129
                               Fax (775) 337- 1550
                           email: danforbush@juno.com

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
    And Shareholders of
    SulphCo, Inc.

We have audited the balance sheet of SulphCo, Inc. (A Development Stage Company) as of December 31, 2001 and 2002 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted the audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of SulphCo, Inc. (A Development Stage Company) as of December 31, 2002, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America. The consolidated financial statements of SulphCo, Inc. as of December 31, 2000, and the results of their operations and their cash flows for the years then ended, included for comparative purposes, were audited by Tanner and Company and their report follows this report.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered losses from operations and has not sold any of its units, which raises doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Reno, Nevada
February 28, 2002


                                                 SULPHCO, INC
                                         (A Development Stage Company)
                                                Balance Sheets

                                                                                    December 31
                                                                          -------------------------------
ASSETS                                                                       2002                2001
                                                                          -------------      ------------
Currents Assets:
    Cash and cash equivalents (Note 1)                                    $     13,574       $    173,432
    Receivable from related party (Note 8)                                          --          1,360,685
    Other Receivables                                                               --              1,500
    Deposits                                                                    21,080                 --
    Prepaid expenses                                                            11,184             50,631
                                                                          -------------      ------------

          Total current assets                                                  45,838          1,586,248

Property and equipment, net (Note 1)                                           202,575            322,514
Construction in progress (Note 1,3)                                            583,470                 --
Investment in subsidiary (Note 2)                                                   --            220,086
                                                                          -------------      ------------

                                                                          $    831,883       $ 2,128,848
                                                                          =============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $    153,439       $     66,541
    Accrued liabilities                                                         75,732             45,968
    Line of credit (Note 4)                                                    500,000                 --
    Note payable (Note 5)                                                      420,000          1,000,000
    Current portion of lawsuit settlement-Cullen (Note 7)                      86,364                --
                                                                          -------------      ------------

          Total current liabilities                                          1,235,534          1,112,509

Lawsuit settlement-Cullen, net of current (Note 7)                              13,636                 --

Stockholders' equity:
    Preferred stock: 10,000,000 shares authorized ($0.001 par value)
        none issued                                                                 --                 --
    Common stock: 100,000,000 shares authorized ($0.001 par value)
         47,621,170 And 39,927,170 shares issued and outstanding at
         December 31, 2002 and 2001, respectively                               47,621             39,927
    Paid in capital                                                         19,122,438         15,646,632
    Stock subscription receivable (Note 9)                                  (4,624,500)        (6,249,500)
    Deficit accumulated during the development stage                       (14,962,846)        (8,420,720)
                                                                          -------------      ------------

           Total stockholders' equity                                         (417,287)         1,016,339
                                                                          -------------      ------------

                                                                          $    831,883       $ 2,128,848
                                                                          =============      ============

See accompanying notes to financial statements.


                                                      SULPHCO, INC.
                                              (A Development Stage Company)
                                                 Statement of operations
                                      Year Ended December 31, 2002, 2001, 2000, and
                                                    Inception to date


                                                                                                    Inception to
                                                2002               2001              2000               date
                                           -------------      -------------      -------------      -------------
Revenue                                    $     42,967       $         --       $         --       $     42,967

Operating Expenses:
   Depreciation                            $    160,530       $    192,903       $     15,377       $    374,604
   General and administrative              $  6,168,148       $  6,655,442       $  1,174,016       $ 14,020,399
   Research and development (Note 10)      $    261,629       $    113,276       $    175,000       $    650,120
                                           -------------      -------------      -------------      -------------

      Total operating expenses             $  6,590,307       $  6,961,621       $  1,364,393       $ 15,045,123
                                           -------------      -------------      -------------      -------------

         Loss from operations              $ (6,547,340)      $ (6,961,621)      $ (1,364,393)      $(15,088,090)

Other income (expenses)                    $      5,213       $     34,096       $         --       $     39,310
                                           -------------      -------------      -------------      -------------

         Net income before taxes           $ (6,542,127)      $ (6,927,525)      $ (1,364,393)      $(15,048,780)

Income tax benefit (Note 11)               $         --       $         --       $         --       $         --
                                           -------------      -------------      -------------      -------------

         Net loss                          $ (6,542,127)      $ (6,927,525)      $ (1,364,393)      $(15,048,780)
                                           =============      =============      =============      =============

Loss per common share -
   basic and diluted                       $      (0.15)      $      (0.22)      $      (0.07)
                                           =============      =============      =============

Weighted average shares outstanding -
   basic and diluted                         43,774,170         31,448,585         20,400,000
                                           =============      =============      =============


See accompanying notes to financial statements.

                                                           SULPHCO, INC.
                                                   (A Development Stage Company)
                                           Statement of changes in stockholders' equity
                                                  From Date of Inception through
                                                         December 31, 2002


                                                   Common Stock                                            Stock          Total
                                           ----------------------------    Additional    Accumulated   Subscriptions  Stockholders'
                                               Shares       Amount      Paid-in Capital    Deficit       Receivable       Equity
                                           -------------  -------------  -------------  -------------  -------------  -------------
BALANCE, JANUARY 13, 1999                            --   $         --   $         --   $         --   $         --   $         --

STOCK ISSUED FOR CASH AT $167 PER SHARE           1,000              1        166,999             --             --        167,000

RESTATE. FROM RECAPITAL. OF GRD, INC         19,999,000         19,999        (19,999)            --             --             --

NET LOSS                                             --             --             --       (128,802)            --       (128,802)
                                           -------------  -------------  -------------  -------------  -------------  -------------

BALANCE, DECEMBER 31, 1999                   20,000,000         20,000        147,000       (128,802)            --         38,198

CONTRIBUTIONS FROM STOCKHOLDER:
   CASH                                              --             --        169,168             --             --        169,168
   EQUIPMENT                                         --             --        362,331             --             --        362,331

ACQUISITION OF FILMWORLD, INC                 1,200,000          1,200       (251,200)            --             --       (250,000)

CONTRIBUTION OF CAPITAL                         820,000            820        409,180             --       (208,500)       201,500

ISSUANCE OF STOCK OPTIONS                            --             --      1,014,200             --             --      1,014,200

NET LOSS                                             --             --             --     (1,364,393)            --     (1,364,393)
                                           -------------  -------------  -------------  -------------  -------------  -------------

BALANCE, DECEMBER 31, 2000                   22,020,000         22,020      1,850,679     (1,493,195)      (208,500)       171,004

STOCK ISSUED FOR SERVICES                       200,000            200        571,800             --             --        572,000

STOCK ISSUED FOR SERVICES - RELATED PARTY     4,342,800          4,343      4,782,557             --             --      4,786,900

STOCK ISSUED FOR CASH - RELATED PARTY           724,750            725      1,207,162             --             --      1,207,887

STOCK ISSUED FOR SUBSCRIPTIONS RECEIVABLE    12,639,620         12,640      7,352,860             --     (6,041,000)     1,324,500

ISSUANCE OF STOCK OPTIONS                            --             --             --             --             --             --

RETURN OF SHAREHOLDER CAPITAL                        --             --       (118,427)            --             --       (118,427)

NET LOSS                                             --             --              1     (6,927,525)            --     (6,927,524)
                                           -------------  -------------  -------------  -------------  -------------  -------------

BALANCE, DECEMBER 31, 2001                   39,927,170         39,927     15,646,632     (8,420,720)    (6,249,500)     1,016,340

STOCK ISSUED FOR SERVICES                        50,000             50         13,450                                       13,500

STOCK ISSUED FOR SERVICES - RELATED PARTY    10,000,000         10,000      4,990,000                                    5,000,000

STOCK ISSUED FOR CASH                           100,000            100          9,900                                       10,000

COLLECTION ON SUBSCRIPTIONS RECEIVABLE                                                                      515,500        515,500

CANCELLED SUBSCRIPTIONS RECEIVABLE           (1,000,000)        (1,000)   (499,000.00)                      500,000             --

ISSUANCE OF STOCK OPTIONS                        75,000             75        (27,575)                        37500         10,000

RETURN OF SHAREHOLDER CAPITAL                (1,100,000)        (1,100)      (570,900)                      572,000             --

RETURN OF STOCK SUBSCRIPTION                   (431,000)          (431)   (440,069.00)                                    (440,500)

NET LOSS                                             --             --             --     (6,542,127)            --     (6,542,127)
                                           -------------  -------------  -------------  -------------  -------------  -------------

BALANCE, DECEMBER 31, 2002                   47,621,170   $     47,621   $ 19,122,438   $(14,962,846)  $ (4,624,500)  $   (417,287)
                                           =============  =============  =============  =============  =============  =============


See accompanying notes to financial statements


                                                       SULPHCO, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                                  STATEMENT OF CASH FLOWS
                                          YEAR ENDED DECEMBER 31, 2002, 2001, 2000
                                                      AND INCEPTION TO
                                                            DATE


                                                                                                               Inception
                                                                 2002            2001            2000           to date
                                                             -------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $ (6,542,127)   $ (6,927,525)   $ (1,364,393)   $(14,962,847)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
     Depreciation and Amortization                                160,530         192,903          15,377         374,604
     Issuance of stock                                                 --       5,358,900       1,014,800       6,373,700
     (Increase) Decrease in:
        Receivable from related party                           1,360,685          16,935          (4,935)      1,359,185
        Construction in progress                                 (361,758)             --              --        (361,758)
        Prepaid expenses                                           40,948         (50,631)             --          (9,683)
        Inventory                                                  (1,625)             --              --          (1,625)
        Deposits                                                  (21,080)             --              --         (21,080)
     Increase (Decrease) in:
        Accounts payable                                           86,899          47,787          18,754         153,440
        Other payables                                            (23,384)             --              --         (23,384)
        Accrued liabilities                                        53,146          12,539          33,429          99,114
        Lawsuit settlement                                        100,000              --              --         100,000
                                                             -------------   -------------   -------------   -------------

          Net cash used in operating activities                (5,147,767)     (1,349,092)       (286,968)     (6,920,335)
                                                             -------------   -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                             (40,591)       (108,075)        (21,373)       (199,005)
   Investment in subsidiary                                            --        (220,086)             --        (220,086)
   Payments made to develop intangible assets                          --              --         (15,843)        (15,843)
                                                             -------------   -------------   -------------   -------------
          Net cash used in investing activities                   (40,591)       (328,161)        (37,216)       (434,934)
                                                             -------------   -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceed from issuance of stock subscription                     95,000       2,532,387        (208,500)      2,585,887
   Note payable                                                   250,000       1,000,000              --       1,250,000
   Line of credit                                                 500,000              --              --         500,000
   Return of capital                                                   --        (118,427)             --        (118,427)
   Stock issued for services                                    5,013,500              --         579,168       5,592,668
   Payments on contracs payable                                        --        (200,000)        (50,000)       (250,000)
   Proceeds from (repayment of) advance from related party       (830,000)     (1,461,285)        100,000      (2,191,285)
                                                             -------------   -------------   -------------   -------------
          Net cash provided by financing activities             5,028,500       1,752,675         420,668       7,368,843
                                                             -------------   -------------   -------------   -------------
Net increase in cash and cash equivalents                        (159,858)         75,422          96,484          13,574

Cash and cash equivalents at beginning of period                  173,432          98,010           1,526              --
                                                             -------------   -------------   -------------   -------------
Cash and cash equivalents at end of period                   $     13,574    $    173,432    $     98,010    $     13,574
                                                             =============   =============   =============   =============

See accompanying notes to financial statements.

                                  SULPHCO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                        December 31, 2002, 2001 And 2000

Note 1-Organization and Significant Accounting Policies

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

Pro-forma amounts as if the Companies had been combined as of January 1, 1999 are as follows:

                                                  2000               1999
                                                  ----               ----
Revenues                                      $         -       $        -

Loss from operations                           (1,364,393)        (128,802)
Loss from discontinued operations              (2,889,600)        (197,011)
                                               -----------        ---------

Net loss                                      $(4,253,993)      $ (325,813)
                                              ============      ===========


Actual results for the years ended December 31, 2002 and 2001 are the same as the pro-forma amounts.

BUSINESS
The Company was awarded with a $75,000 research contract with U.S. Navy to test and develop a way to remove sulfur from diesel #6 in beginning of the year. In July 2002, the Department of Defense delayed the research due to lack of a funding authorization and the Company stopped progressing on the contract. The Company received $42,967 in revenue as a result of this transaction. The Company is still considered as a developmental stage company in 2002, as defined by SFAS No. 7. The Company is engaged in the business of developing and marketing a process for removing sulfur from petroleum and plans to collect royalties from licensing and the deployment of their desulfurization units.

                                  SULPHCO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                        December 31, 2002, 2001 And 2000


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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash and cash equivalents.

INVENTORY
The Company's inventory is valued at cost. The Company recognizes inventory on any replacement parts it intended to sell and spare parts for its desulfurization unit.

CONSTRUCTION-IN-PROGRESS
Construction-In-Progress consist of uncommissioned and incomplete desulfurization units at the end of period. See Note 2 and 3 for detail.

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost, less accumulated depreciation. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets might not be recovered through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

Depreciation is determined using the straight-line and accelerated methods over the estimated useful lives of the asset for financial reporting purposes and amounted to $160,530 during 2002 and $192,903 during 2001. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in the statement of operations.

                                  SULPHCO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                        December 31, 2002, 2001 And 2000


Property and equipment consisted of the following at December 31, 2002:

                                               2002        2001
                                               ----        ----
            Machinery and equipment         $ 454,410   $ 431,702
            Furniture and fixtures             26,458      26,458
            Computer                           45,901      28,018
            Leasehold improvements             11,434      10,605
                                            ----------  ----------

                                              538,203     496,783

            Less: accumulated depreciation   (334,799)   (174,269)
                                            ----------  ----------

                                            $ 203,404   $ 322,514
                                            ==========  ==========


INTANGIBLE ASSETS
Intangible assets consist primarily of patent costs. Patent costs are amortized on a straight-line basis over the term of the patent. The Company assesses recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through discounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flow using a discount rate that reflects the Company's average cost of funds. The Company has no intangible assets as of December 31, 2002 and 2001.

RESEARCH AND DEVELOPMENT
The Company charges expenses to research and development as incurred. The Company expensed $261,629 in 2002 and $113,276 in 2001.

INCOME TAXES
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

GRD, Inc. was an S Corporation and was not subject to income taxes. Instead, the shareholders were taxed on their proportionate share of GRD Inc.'s taxable income. No pro forma adjustments for income taxes for GRD were necessary due to the loss incurred and a valuation allowance being recorded to offset the pro forma deferred tax asset.

It is estimated the Company does not owe any income taxes as of December 31, 2002 since it has not been profitable from its incorporation.

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

                                  SULPHCO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                        December 31, 2002, 2001 And 2000


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

SFAS No. 140, Accounting for transfers and servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Most provisions of SFAS No. 125 were carried forward to SFAS No. 140, without reconsideration by the Financial Accounting Standards Board (FASB), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.

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

NOTE 2-INVESTMENT IN SUBSIDIARY
On November 1, 2001, the Company formed a joint venture to implement its desulfurization process throughout Europe. To initiate the program, the Company granted an Exclusive Technology License to Innovative Clean Technologies S.A., a Luxembourg corporation and wholly owned subsidiary of Eliop International. Eliop International is a Luxembourg corporation owned 50.5% by the Company. These corporations are managed by Mr. Luigi Profumo, who controls Eliop Sr.1., a major petroleum refinery in Genoa, Italy. This investment was valued in 2001 based on the net book value of equipment provided to the refinery in Italy under the licensing agreement with Innovative Clean Technologies S.A. (ICT). ICT did not fulfill the requirements of its license in that it did not submit the monthly reports along with the royalty payments envisioned in the agreement.

                                  SULPHCO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                        December 31, 2002, 2001 And 2000


The joint venture agreement was cancelled as of August 5, 2002. As of this date, ICT has no authority to represent the Company and was demanded to immediately return the Company's equipment valued at $221,771 contributed to this venture. The Company reclassified the investment to construction-in-progress for reporting purposes to recognize the cancellation of the joint venture. The Company intends to lease out the unit or to use the parts in new equipment once the equipment arrives. As of the report date, the Company had not received the equipment from ICT.

NOTE 3-CONSTRUCTION-IN-PROGRESS
The Company has an incomplete desulfurization unit as of December 31, 2002. The desulfurization unit consists of a trailer containing equipment and machine used to remove sulfur from crude oil. The Company incurred $321,167 and accrued $40,591 in sales taxes on this unit during the year. On January 29, 2002, the Company's Board of Directors decided to maintain their ownership when the unit is completed and rather than selling the unit. Therefore, $361,758 was reclassified from inventory to Construction-In-Progress as of December 31, 2002.

NOTE 4-LINE OF CREDIT
The Company has negotiated a $500,000 revolving line of credit with Nevada State Bank at an interest rate of prime (currently 4.25%) with Rudolf W. Gunnerman, Chairman and CEO of the Company as the guarantor. The funds assisted the Company in meeting short-term cash flow requirements. Interest payments on any amounts borrowed are due 24th of each month. The line of credit expires on May 24, 2003, unless extended. At that time, all amount of principal and unpaid interest are due.

Under terms of the line of credit payable to Nevada State Bank, there is no financial requirement on the Company in order to maintain their status on the loan.

Payment obligations due in 2003 are as follows:

            Interest                         $  8,813
            Principal                         500,000
                                             ---------

                                             $508,813
                                             =========

At December 31, 2002, the Company owes $500,000 to Nevada State Bank under the line of credit agreement.

NOTE 5-NOTES PAYABLE
The Company's notes payable consists of the following:

            Note payable to Erika Herrmann with
            interest payable monthly at 9.6%             $ 250,000

            Note payable to Rudolf W. Gunnerman with
            interest monthly payable at 6.25%              170,000
                                                         ----------

                                                         $ 420,000
                                                         ==========


The $250,000 note due to Erika Herrmann requires monthly interest payment of $2,000. This note matures on August 30, 2003. Any unpaid accrued interest will be due with principal when the note matures.

                                  SULPHCO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                        December 31, 2002, 2001 And 2000


The $170,000 of notes sums numerous advances to the Company made by Rudolf W. Gunnerman in order to maintain the Company's cashflow in 2002. All notes due to Rudolf W. Gunnerman mature one year from the issuance date and bear interest at the rate of 6.25%. Payment obligations due to Rudolf W. Gunnerman subsequent to December 31, 2002 are as follows:

     Issuance Date                 Maturity Date               Amount
     -------------                 -------------               ------
    December 10,2002             December 10, 2003            $ 40,000
    December 2,2002              December 2, 2003               60,000
   November 27, 2002             November 27, 2003              20,000
   November 14, 2002             November 14, 2003              10,000
    October 29, 2002             October 29, 2003               30,000
    October 7, 2002               October 7, 2003               10,000
                                                              ---------

                                                              $170,000
                                                              =========

On January 29, 2003, the Board of Directors approved up to a $2.0 million dollar loan from Rudolf W. Gunnerman to the Company. All notes due to Rudolf W. Gunnerman will be consolidated into one promissory note with interest at prime plus 2% (currently 6.25%).

NOTE 6-OPERATING LEASES
The Company leases its office space from the majority shareholder of the company, Rudolf W. Gunnerman under a non-cancelable lease agreement. The lease expires in February 2004.

Following is a schedule of payments required under the rental lease agreement:

         2003                                $ 78,000
         2004                                  13,000
                                              --------

                                             $ 91,000
                                             =========

Rent expense under the lease was $78,315 and $108,201 in 2002 and 2001, respectively

Commencing March 1, 2003, the Company entered into a standard industrial lease agreement with DP Partners Dermody Industrial Group to lease a property at 850 Spice Islands Drive, Sparks, Nevada 89431. This 92,125 square feet property will allow the Company to assemble and market its desulfurization units more effectively. The Company agreed to pay $36,822.36 monthly on the first of every month. The lease term is one year.

NOTE 7-CONTINGENT LIABILITIES
On March 4, 2002, the Company received a letter from SEC Enforcement Division Staff recommending to the Commission that a civil injunctive action be commenced naming the Company and Rudolf W. Gunnerman as defendants for violating provisions of the federal securities laws. This letter invited the Company to submit a Wells Submission, providing defendants with an opportunity to respond to the proposed action recommended by the SEC staff. The Company provided a Wells Submission on March 27, 2002. It is uncertain as to what action the SEC may initiate in the future against the Company or those associated with the Company.

                                  SULPHCO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                        December 31, 2002, 2001 And 2000


On or about June 22, 2001, the Company filed a complaint against Amir I. Elgindy, also know as Anthony Elgindy and Tony Elgindy and doing business as Pacific Equity Investigations and InsideTruth.com. In an amended complaint in October 2001 the Company outlined causes of action as fraud, deceptive trade practices, trade disparagement and interference with prospective contractual and/or economic advantage. As of the reporting date, the Company entered into a settlement agreement with Mr. Elgindy in October of 2002.

On or about November 2, 2001, Mark Cullen, the former President of the Company, filed a complaint in the Second District Court of the State of Nevada in and for the County of Washoe naming the Company, Rudolf W. Gunnerman, Alexander H. Walker, Jr., Harry Holman and Joseph Sutton as defendants. The Complaint alleged breach of contract and breach of the covenant of good faith and fair dealing against all defendants. In that regard, the Complaint alleged that defendants breached an employment agreement between the Company and Mr. Cullen. The Complaint alleged the damages "in excess of $100,000" and the prayer for relief seeks a judgment against all defendants for compensatory damages in excess of $100,000, plus interest from August 3, 2001, plus reasonable attorneys fees and costs.

A settlement was reached on this Complaint on February 12, 2003. Mr. Cullen will receive 2 million shares previously cancelled when his employment ended at the Company. A total of $100,000 will also be paid to Mr. Cullen by the Company in installments with first payment of $25,000 due by March 3, 2003 and monthly payment of $6,818.18 will be due on the 1st day of each month until paid, without interest, beginning on April 1, 2003. The amount of this debt classified as current is $86,364 while the remaining $13,636 is shown on the balance sheet as long-term.

During the course of the audit, Mr. Art Beroff claimed that on or about January 15, 1998, the Company's predecessor known as the Patterson Group, Inc. granted him the right to purchase 9% of the Company's then outstanding shares at par value. Mr. Beroff claims to have issued a check in the amount of $701.34 as payment for shares, which could equate to 70,134 shares of the Company's current common stock. The Company is investigating the claim and notes the existence of an indemnification against claims such as these provided by Mr. Alexander H. Walker, Jr.

NOTE 8-RELATED PARTY
On April 11, 2001, the Company issued 24,750 shares to Harry P. Holman, a director of the Company. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

On June 29, 2001, the Company issued 350,000 shares to Rudolf W. Gunnerman, Chairman and CEO of the Company, for cash. Such shares were issued in reliance on the exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

On November 8, 2001, the Company issued 4,000,000 shares to Rudolf W. Gunnerman, Chairman and CEO of the Company. On May 8, 2002, 4,000,000 shares and also on September 25, 2002, 6,000,000 shares were awarded to Rudolf W. Gunnerman in consideration for services rendered and consulting provided to the Company. Such shares were issued in reliance on the exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

                                  SULPHCO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                        December 31, 2002, 2001 And 2000


Mr. Rudolf W. Gunnerman, Chairman and CEO of the Company, borrowed from the Company $1,360,685 at December 31, 2001 under notes signed by him payable to the Company upon demand and bearing interest at the prime rate on the date of each note. The note rate confirmed by the note holder was 8%. At December 31, 2000, the Company had advances from Rudolf W. Gunnerman, payable on demand with no interest in the amount of $100,000. Mr. Gunnerman used the advances to offset the receivable and repaid the remaining amount during 2002.

On May 24, 2002, the Company borrowed $500,000 line of credit at 4.25% from Nevada State Bank naming Mr. Rudolf W. Gunnerman as the guarantor of the loan. A guarantor was needed to borrow from the financial institution since the Company had not yet established their credit. The line of credit matures on May 24, 2003. (See Note 4)

At the reporting date, Rudolf W. Gunnerman anticipates loaning up to a total of $2.0 million dollars to the Company. (See Notes 5)

The Company leases its office space from the majority shareholder of the Company, Rudolf W. Gunnerman, under a non-cancelable lease agreement accounted for as an operating lease. (See Note 6)

Mr. Rudolf W. Gunnerman, through a company he wholly owns, has contracted with the Company to provide services as Chairman of the Board and Chief Executive Officer for a yearly fee. The agreement is set to terminate on July 1, 2003.

NOTE 9-STOCK SUBSCRIPTIONS RECEIVABLE/STOCK BASED COMPENSATION
The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for employees' stock options in the financial statements. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2002, 2001, 2000 and 1999, consistent with the provisions of SFAS No 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       2002           2001         2000          1999
                                                       ----           ----         ----          ----
Net earnings including stock option values        $ (6,576,607) $ (9,535,026) $ (2,379,193) $   (128,802)
                                                  ============= ============= ============= =============

Earnings per share including stock option values  $      (0.15) $      (0.30) $      (0.12) $      (0.01)
                                                  ============= ============= ============= =============

Weighted average shares outstanding                 43,774,170    31,448,585    20,400,000    20,000,000
                                                  ============= ============= ============= =============


The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                 December 31,
                                            ----------------------------------------------------------
                                                2002                 2001                     2000
                                                ----                 ----                     ----
      Expected dividend yield               $       -0-           $       -0-              $       -0-
      Expected stock price volatility       302.335               258.29% - 329.96%        695.40%
      Risk-free interest rate               3.2%                  3.44%-4.92%              6.00%
      Expected life of options              1 - 2 years           1 - 2 years              2 - 3 years

The weighted average fair value of options granted during 2002 is $0.18 compared to $1.11 in 2001 and to $0.46 in 2000.

                                  SULPHCO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                        December 31, 2002, 2001 And 2000


During 2002, the Company offered to cancel all stock issuances and receivables on the above stock options upon the return of the stock certificates. If the stock option holder agreed, the Company would then reissue the stock options at an exercise price of $0.10. The Company cancelled 431,000 issued shares under this offer.

The following table summarizes information about stock option outstanding at December 31, 2002, 2001 and 2000:

                                              Option Outstanding                       Options Exercisable
                               ------------------------------------------------- --------------------------------
                                                  Weighted
                                                   Average
                                                  Remaining        Weighted                         Weighted
    Range of                                     Contractual        Average                          Average
    Exercise                       Number           Life           Exercise          Number         Exercise
    Prices                      Outstanding        (Years)          Prices        Exercisable        Prices
    ------                      -----------        -------          ------        -----------        ------
    December 31, 2000
    $                 .50          9,456,000         1.9           $    .50         9,456,000         $  .50
    $                1.50            325,000         1.9           $   1.50           325,000         $ 1.50
    -------------------------- --------------- ---------------- ---------------- --------------- ----------------
    $         .50 to 1.50          9,781,000         1.9           $    .53         9,781,000         $  .53
    December 31, 2001
    $                 .50          2,100,000         1.5           $    .50         2,100,000         $  .50
    $                1.50            244,000         1.8           $   1.50           244,000         $ 1.50
    -------------------------- --------------- ---------------- ---------------- --------------- ----------------
    $         .50 to 1.50          2,344,000         1.6           $    .75         2,344,000         $  .75
    December 31, 2002
    $                 .10            431,000         1.5           $    .10           431,000         $  .10

On May 24, 2001, the Company issued the following shares in exchange for notes from the registered owners secured by the shares and bearing interest at rates varying from 4% to 7%:

                                                                            Stock
                                                    Number of      Sybscription receivable
Registered Owner         Position                    Shares          2002          2001
----------------         --------                    ------          ----          ----
R. W. Gunnerman          Chairman                   7,150,000    $ 3,575,000   $ 3,575,000
M. T. Cullen             Former Presidnet & CEO     1,000,000*            --       500,000
A. H. Walker, Jr         Secretary                  1,000,000*            --       500,000
Erika Hermann            Employee                     100,000             --       150,000
H. P. Holman             Director                     200,000        200,000       200,000
Loren Kalmen             Contractor                    25,000             --        37,500
S. D. Ligon              Consultant                    50,000             --        75,000
Rohinis Govind           Employee                      50,000             --        75,000
T. P. Orme               Employee                      50,000         75,000        75,000
Shii Kant Singh          Employee                      25,000         37,500        37,500
Majaba Ahadiantehrani    Employee                      25,000             --        37,500
P. C. Knauff             Former CFO                   206,000             --       103,000
                                                                  -----------   -----------
                           Total                                  $3,887,500    $5,365,500
                                                                  ===========   ===========

* These shares were later returned to the Company and cancelled.


All the shares identified in the table above were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933,as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

                                  SULPHCO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                        December 31, 2002, 2001 And 2000


On September 6, 2001, the Company issued 2,758,620 shares of its common stock under a subscription agreement in which Mark Neuhaus agreed to place the shares with investors interested in assisting the Company in reaching it objectives. The shares were valued at $0.725 per share for a total value of $2,000,000. At December 31, 2001, the Company had received $1,116,000 in cash from Mr. Neuhaus. Subsequent to year-end another $75,000 was received. On April 16, 2002 the Company requested Mr. Neuhaus to immediately remit the balance of $809,000 or return 1,123,611 shares for cancellation. These shares were issued pursuant to a registration statement filed in connection with such shares on Form S-8.

Including the Neuhaus shares and those issued on May 4, 2001 and September 6, 2001 the total stock subscription receivable was $4,624,500 and $6,249,500 at December 31, 2002 and 2001, respectively.

NOTE 10-RESEARCH AND DEVELOPMENT EXPENSE
The Company had a contract with Professor T.F. Yen at the University of Southern California (USC) wherein he performed research for the Company. The original agreement required payments of $100,000 each in 1999 and 2000. In 2000 an additional $75,000 was paid. The contract was extended through 2001 for an additional $100,000. During 2001, equipment that had been placed at USC to support Professor Yen's research was donated to USC; the net book value of this equipment has been charged to research and development expense. No payments were made in 2002.

NOTE 11-INCOME TAXES
A valuation allowance valued at nil has been provided for all deferred tax assets or liabilities at December 31, 2002 and 2001. SulphCo has a net operating loss carry forward for income tax purposes from the predecessor company, which may be limited due to the changes in ownership and may not be realizable. Therefore no amounts are reflected in the financial statements for these losses.

The Company has net operating loss carry forwards of approximately $15,000,000, which can be carried forward to offset future taxable income until the year 2015. These losses may be of nominal value because the Company has not yet developed a future income stream to offset these losses. Because the future realization of these loss carry forwards is uncertain, the financial statements show no provision for income taxes receivable on these losses.

Income tax expense differs from the amount computed at federal statutory rates as follows:

                                                    December 31,
                                         2002           2001            2000
                                         ----           ----            ----
Federal income tax benefit
   at statutory rate               $   732,221     $ 2,424,634     $   209,857

Difference due to S-corporation
   election                                                 --        (209,857)

Unrealized net operating losses       (732,221)     (2,424,634)             --
                                   ------------    ------------    ------------

                                   $        --     $        --     $        --
                                   ============    ============    ============

                                  SULPHCO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                        December 31, 2002, 2001 And 2000


NOTE 12-DIVIDENDS
During the year 2001 a dividend of $0.10 per unrestricted share was declared and paid to common shareholders of record as of the close of business on July 5, 2001. This dividend was accounted for as a return of paid in capital. No dividends were declared and/or paid during 2002.

NOTE 13-SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The actual amounts paid for interest totaled $15,450 and $2,610 for the years ended December 31, 2002 and 2001, respectively. There were no amounts paid for income taxes in either year.

The Company reclassified the equipment contributed to the `Investment in Subsidiary' to `Construction in Progress" to recognize the cancellation of joint venture agreement with Innovative Technologies, S.A. in Italy.

NOTE 14-SUBSEQUENT EVENTS
The Company has entered into an employment agreement with Kirk S. Schumacher to act as the President expiring February 17, 2008. The agreement provides the employee with an annual base salary, other employee benefits, plus a severance package if the agreement is terminated and an option to acquire 1,000,000 shares of the Company's Stock at an exercise price of $0.55 per share.

Subsequent to year-end, the Company was notified of a claim made by Mr. Art Beroff. (See Note 7)

Subsequent to the end of the year, the Company entered a month-to-month leasing agreement with Dermody Industrial Group to lease a property on 850 Spice Islands Drive, Sparks, Nevada. See note 6 for further details.

--------------------------------------------------------------------------------
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

            On April 5, 2002, the Company's independent accountants, Tanner + Co. in Salt Lake City, Utah, resigned as the Company's auditors. In a letter to management dated April 5, 2002, Tanner + Co. indicated that their decision to resign was based on their conclusion that they "may not be able to rely on management's representations" and that this "conclusion is based on issues raised by an investigation being conducted by the Securities and Exchange Commission that have not been resolved to [Tanner + Co.'s] satisfaction." This letter and their reportable conditions and material weakness letter of the same date were included as exhibits to the Company filing on form 8-K filed April 5, 2002. The Company's current independent accountants, Forbush and Associates, included the following going concern limitation in its audit of the Company's financial statements for the year ending December 31, 2001:

            "The accompanying financial statements have been presented assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered losses from operations and has yet to make a sale of the process, which raises doubt about its ability to continue as a going concern.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

            Similarly, Forbush and Associates has included the following going concern limitation in its audit of the Company's financial statements for the years ending December 31, 2001 and 2002:

            "The accompanying financial statements have been presented assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered losses from operations and has raised minimal sale of the process, which raises doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

            The change in accountants was not recommended by the Board of Directors. The Board of Directors approved Forbush and Associates as the Company's accountants. The Company has authorized Tanner + Co. to respond fully to the inquiries of Forbush & Associates. The Company has addressed with Forbush and Associates each of the reportable conditions and material weaknesses noted by Tanner + Co.

------------------------------------------------------------------------
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-----------------------------------------------------------------------

(a)         Directors and Executive Officers

            As of March 24, 2003, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

Name                      Age      Position                    Served As
                                   Officer/Director*
------------------       ----      -----------------        -----------------
Dr. Rudolf W. Gunnerman   74       Chief Executive Officer,
                                    Chairman of the Board,
                                     and Director           12-4-2000 to Present

Kirk S. Schumacher        47       President and Director   2-17-2003 to Present

Harry P. Holman           67       Director                 12-4-2000 to Present

Patrick E. Lacy           50       Controller and Director  7-14-2002 to Present

     *The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

(b)         Business Experience:

            Dr. Rudolf Gunnerman, Chief Executive Officer, the Company's Chairman of the Board and Director, is a 74-year-old entrepreneur who studied mathematics and physics at the University of Munich, Germany before he immigrated to the United States. Dr. Gunnerman has invented a series of successful technologies, including fireproof building materials and wood pellets. Thereafter, in his quest to reduce Nitrous Oxide, a major source of ozone depletion, Dr. Gunnerman invented A-55 Clean Fuels and is currently Chairman of Clean Fuels Technology, Inc. Dr. Gunnerman holds three honorary doctorate degrees.

            Kirk S. Schumacher, President and a Director, has been a lawyer in private practice with broad experience representing businesses. Most recently, Mr. Schumacher has been a shareholder with Woodburn and Wedge, a general practice law firm located in Reno, Nevada, for more than 15 years. Mr. Schumacher graduated with a bachelor's degree in business finance from the University of Nevada, Reno, in 1980 and a law degree from the University of Notre Dame in 1983. Mr. Schumacher was previously employed by Pillsbury, Madison & Sutro, now Pillsbury Winthrop LLP.

            Harry P. Holman, Director, has been an active participant in the security business, specializing in bringing private companies public on the stock exchange. Mr. Holman has been a consistent top producer over the last thirty years with three New York stock exchange firms. In 1980, he was awarded the National Account Executive of the Year at Birr Wilson & Co. Mr. Holman recently retired in November 2000 as First Vice President with the firm Dain Rauscher. Mr. Holman is a graduate of the University of Southern California in 1957 with a bachelor's degree in business administration. He is founder of the Northern Nevada University of Southern California Alumni Club.

            Patrick E. Lacy, Controller and a Director, received his bachelor's degree in accounting from Central Washington University in 1980 and his license as a Certified Public Accountant in 1986. Mr. Lacy has over twenty years of progressive accounting experience primarily in the manufacturing and agricultural industries.

            None of the directors hold directorships in any other reporting company.

(c)         Family Relationships:

            There are no family relationships between the directors, executive officers or any other person who may be selected as a director or executive officer of the Company.

(d)         Involvement in Certain Legal Proceedings:

            Except as noted below, none of the officers, directors, promoters or control persons of the Company have been involved in the past five (5) years in any of the following:

            (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time. Except for Starbright Charter, a company which Rudolf W. Gunnerman is President, filed for bankruptcy on August 29th 2002;

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

(e)         Audit Committee Expert.

            The Company does not currently have any audit committee financial expert. The Company is in the process of locating such an expert.

(f)         Section 16a Beneficial Ownership Compliance

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

--------------------------------------------------------------------------------
ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

            The following table sets forth information about compensation paid or accrued by the Company during the years ended December 31, 2002, 2001, and 2000 to the Company's chief executive officer. No other executive officer of the Company earned more than $100,000 during the years ended December 31, 2002, 2001 or 2000.

                                                         SUMMARY COMPENSATION TABLE
                                                               (e)                        (g)
                                                               Other      (f)             Securities                (i)
(a)                                                            Annual     Restricted      Under-         (h)        Other
Name and                           (c)          (d)            Compen-    Stock           lying          LTIP       Compen-
Principal                 (b)      Salary       Bonus          sation     Awards          Options/       Payouts    sation
Position                  Year     ($)          ($)            ($)        ($)             SARs (#)       ($)        ($)
----------                ----     ------       ----------     ------     ----------      ----------     -------    -------
Rudolf Gunnerman
----------------
CEO and                   2002     $None        $3,000,000     $None      $None           None           $None      $300,000
Chairman of               2001     $None        $4,400,000     $None      $None           None           $None      $None
the Board                 2000     $None        $None          $None      $None           7,500,000      $None      $None

Mark T. Cullen
--------------
Former CEO,               2002     $None        $None          $None      $None           None           $None      $None
President and             2001     $131,002     $None          $None      $None           1,000,000      $None      $None
Director                  2000     $50,002      $None          $None      $None           None           $None      $None

A. H. Walker, Jr.
-----------------
Former Secretary and
Director                  2002     $None        $1,500,000     $None      $None           None           $None      $None
                          2001     $None        $None          $None      $None           1,000,000      $None      $None
                          2000     $None        $None          $None      $None           None           $None      $None

Paul Knauff
-----------
Former Chief              2002     $None        $None          $None      $None           None           $None      $None
Financial Officer         2001     $None        $None          $None      $None           None           $None      $56,300
                          2000     $None        $None          $1,000     $None           106,000        $None      $2,917

Harry P. Holman
---------------
Director                  2002     $None        $500,000       $None      $None           None           $None      $30,000
                          2001     $None        $None          $None      $None           None           $None      $7,500
                          2000     $None        $None          $None      $None           None           $None      $None

--------------------------------------------------------------------------------
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

            The following information sets forth certain information as of March 24, 2003 about each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock and sets forth the securities ownership of management:

(a)         5% Shareholders:


  (1)                          (2)                        (3)                              (4)
 Title                   Name and Address           Amount and Nature                   Percent of
Of Class               Of Beneficial Owner           Of Beneficial                        Class
                                                       Ownership
--------------------------------------------------------------------------------------------------
Common                 Rudolf Gunnerman                  18,603,500                       39.02%
                       850 Spice Islands Drive
                       Sparks, Nevada 89431

Common                 Rudolf Gunnerman                  11,400,000                       23.91%
                       Doris Gunnerman, JJTEN
                       850 Spice Islands Drive
                       Reno, Nevada 89431

Common                 Cede & Co.                         5,158,402                       11.29%
                       P.O. Box 20
                       Bowling Green Station
                       New York, New York 10004

(b)         Security Ownership of Management

  (1)                          (2)                        (3)                              (4)
 Title                   Name and Address           Amount and Nature                   Percent of
Of Class               Of Beneficial Owner           Of Beneficial                        Class
                                                       Ownership
--------------------------------------------------------------------------------------------------

Common                 Rudolf Gunnerman                 30,003,500                        62.93%
                       850 Spice Islands Drive
                       Sparks, Nevada  89431

Common                 Harry P. Holman                   1,196,175                         2.62%
                       850 Spice Islands Drive
                       Sparks, Nevada  89431

Common                 Kirk S. Schumacher                   50,000                        Less than 1%
                       850 Spice Islands Drive
                       Sparks, Nevada  89431

Common                 Patrick E. Lacy                      52,000                        Less than 1%
                       850 Spice Islands Drive
                       Sparks, Nevada  89431

Common                 All Directors and                31,301,675                        66.08%
                       Officers as a Group

(c)         Changes in Control:

            None.

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

            On February 14, 2001, the Company issued 700,000 shares of the Company's common stock to Rudolf W. Gunnerman for services rendered and issued 120,000 shares of the Company's common stock to Mark T. Cullen, then President, for services rendered.

            In May of 2001, Alexander H. Walker, Jr. exercised previously granted option rights to acquire 1,000,000 shares of the Company's common stock in exchange for a promissory note. These shares have been returned to treasury and the promissory note has been canceled.

            On May 24, 2001 the Company issued 7,150,000 shares of the Company's common stock to Rudolf W. Gunnerman, the Chairman of the Board of Directors and Chief Executive Officer, in consideration of an unsecured promissory note in the principal amount of $3,575,000, bearing interest at 7% and due June 1, 2003. On May 24, 2001, the Company also issued to Harry P. Holman, a Director, 200,000 shares of the Company's common stock in consideration of an unsecured promissory note in the principal amount of $200,000, bearing interest at 7% and due June 1, 2003.

            On May 24, 2001, the Company issued to Mark T. Cullen, then President, 1,000,000 shares of the Company's common stock in consideration of an unsecured promissory note. These 1,000,0000 shares have been returned to treasury and the unsecured promissory note has been canceled pursuant to a settlement agreement.

            On May 24, 2001, the Company issued to Alexander H. Walker, Jr., then a Director, 1,000,000 shares of the Company's common stock in consideration of an unsecured promissory note. On May 30, 2002, these 1,000,000 shares were returned to treasury and the unsecured promissory note cancelled.

            On November 8, 2001, the Company issued 4,000,000 shares of the Company's common stock to Rudolf W. Gunnerman, Chairman of the Board and Chief Executive Officer, for services rendered.

            On March 25, 2002, the Company issued 6,000,000 shares of the Company's common stock to Rudolf W. Gunnerman, Chairman of the Board and Chief Executive Officer, for services rendered.

            Pursuant to an Employment Agreement, dated February 17, 2003, the Company granted to Kirk S. Schumacher, President, options to acquire 1,000,000 shares of the Company's common stock for $0.55 per share, expiring February 17, 2005.

            The Company leases vacant office space from Rudolf Gunnerman pursuant to a non-cancelable lease agreement which expires in February 2004. The approximate minimal rental payments under that lease are $78,000 for 2002, $78,000 for 2003 and $13,000 for 2004. Rental payments on this lease were approximately $12,000 in 2000, $108,000 in 2001, and $78,000 in 2002.

            During the year ended December 31, 2002, the Company obtained loans from Rudolf Gunnerman in the aggregate amount of $170,000. These loans were consolidated, together with additional borrowings in 2003, in a single note with a principal loan balance of $1,920,000. This consolidated note bears interest at 7.5% and is due on demand.

--------------------------------------------------------------------------------
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(4)         Exhibits

Assigned
Number                 Description
------                 -----------

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession: None.

(3)(iii) By-laws of the Company: incorporated by reference from the Company's October 8, 1999 Form 10-SB filing.

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

(16)                   Letter on Change in Certifying Accountant: None

(18)                   Letter on Change in Accounting Principles: None

(22)                   Published Report Regarding Matters Submitted to Vote:
                       None

(23)                   Consent of Experts and Counsel: None

(24)                   Power of Attorney: None

99(a)                  Certification of Rudolf W. Gunnerman

99(b)                  Certification of Patrick E. Lacy

(5)                    Reports on Form 8-K: None

--------------------------------------------------------------------------------
            SIGNATURES
--------------------------------------------------------------------------------

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SULPHCO, INC.


March 27, 2003                            By: /S/ Rudolf W. Gunnerman
                                              ----------------------------------
                                              Rudolf W. Gunnerman
                                              Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                         POSITION                                     DATE

/S/ Rudolf W. Gunnerman           Chairman of the Board of Directors,          March 27, 2003
--------------------------        and Chief Executive Officer
Rudolf W. Gunnerman               (Principal Executive Officer)


/S/ Kirk S. Schumacher            President, Secretary and Director            March 27, 2003
--------------------------
Kirk S. Schumacher


/S/ Patrick E. Lacy               Controller and Director                      March 27, 2003
--------------------------        (Principal Financial and
Patrick E. Lacy                              Accounting Officer)


/S/ Harry P. Holman               Director                                     March 27, 2003
--------------------------
Harry P. Holman


                          SECTION 302 CERTIFICATION

         I, Rudolf W. Gunnerman, Chairman of the Board and Chief Executive Officer of Sulphco, Inc., certify that:

1.    I have reviewed this annual report on Form 10-KSB of SulpCo, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003                       /S/ Rudolf W. Gunnerman
                                           -------------------------------------
                                           Rudolf W. Gunnerman
                                           Chairman of the Board and
                                           Chief Executive Officer

                           SECTION 302 CERTIFICATION

         I, Patrick E. Lacy, Controller of SulphCo, Inc., certify that:

1.    I have reviewed this annual report on Form 10-KSB of SulphCo, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003                      /S/ Patrick E. Lacy
                                          ----------------------------------
                                          Patrick E. Lacy
                                          Controller