Form 10KSB/A
period 2002-12-31
SULPHCO INC
filed 2003-04-22
CIK 1096560

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A

                                   -----------

                                 Amendment No. 1


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

                                                           SULPHCO, INC.
                                                   (A Development Stage Company)
                                           Statement of changes in stockholders' equity
                                                  From Date of Inception through
                                                         December 31, 2002


                                                   Common Stock                                            Stock         Total
                                           ----------------------------    Additional    Accumulated   Subscriptions  Stockholders'
                                               Shares       Amount      Paid-in Capital    Deficit       Receivable     Equity
                                           -------------  -------------  -------------  -------------  -------------  -------------
BALANCE, JANUARY 13, 1999                            --   $         --   $         --   $         --   $         --   $         --

STOCK ISSUED FOR CASH AT $167 PER SHARE           1,000              1        166,999             --             --        167,000

RESTATE. FROM RECAPITAL. OF GRD, INC         19,999,000         19,999        (19,999)            --             --             --

NET LOSS                                             --             --             --       (128,802)            --       (128,802)
                                           -------------  -------------  -------------  -------------  -------------  -------------

BALANCE, DECEMBER 31, 1999                   20,000,000         20,000        147,000       (128,802)            --         38,198

CONTRIBUTIONS FROM STOCKHOLDER:
   CASH                                              --             --        169,168             --             --        169,168
   EQUIPMENT                                         --             --        362,331             --             --        362,331

ACQUISITION OF FILMWORLD, INC                 1,200,000          1,200       (251,200)            --             --       (250,000)

CONTRIBUTION OF CAPITAL                         820,000            820        409,180             --       (208,500)       201,500

ISSUANCE OF STOCK OPTIONS                            --             --      1,014,200             --             --      1,014,200

NET LOSS                                             --             --             --     (1,364,393)            --     (1,364,393)
                                           -------------  -------------  -------------  -------------  -------------  -------------

BALANCE, DECEMBER 31, 2000                   22,020,000         22,020      1,850,679     (1,493,195)      (208,500)       171,004

STOCK ISSUED FOR SERVICES                       200,000            200        571,800             --             --        572,000

STOCK ISSUED FOR SERVICES - RELATED PARTY     4,342,800          4,343      4,782,557             --             --      4,786,900

STOCK ISSUED FOR CASH - RELATED PARTY           724,750            725      1,207,162             --             --      1,207,887

STOCK ISSUED FOR SUBSCRIPTIONS RECEIVABLE    12,639,620         12,640      7,352,860             --     (6,041,000)     1,324,500

ISSUANCE OF STOCK OPTIONS                            --             --             --             --             --             --

RETURN OF SHAREHOLDER CAPITAL                        --             --       (118,427)            --             --       (118,427)

NET LOSS                                             --             --              1     (6,927,525)            --     (6,927,524)
                                           -------------  -------------  -------------  -------------  -------------  -------------

BALANCE, DECEMBER 31, 2001                   39,927,170         39,927     15,646,632     (8,420,720)    (6,249,500)     1,016,340

STOCK ISSUED FOR SERVICES                        50,000             50         13,450                                       13,500

STOCK ISSUED FOR SERVICES - RELATED PARTY    10,000,000         10,000      4,990,000                                    5,000,000

STOCK ISSUED FOR CASH                           100,000            100          9,900                                       10,000

COLLECTION ON SUBSCRIPTIONS RECEIVABLE                                                                      515,500        515,500

CANCELLED SUBSCRIPTIONS RECEIVABLE           (1,000,000)        (1,000)   (499,000.00)                      500,000             --

ISSUANCE OF STOCK OPTIONS                        75,000             75        (27,575)                       37,500         10,000

RETURN OF SHAREHOLDER CAPITAL                (1,100,000)        (1,100)      (570,900)                      572,000             --

RETURN OF STOCK SUBSCRIPTION                   (431,000)          (431)   (440,069.00)                                    (440,500)

NET LOSS                                             --             --             --     (6,542,127)            --     (6,542,127)
                                           -------------  -------------  -------------  -------------  -------------  -------------

BALANCE, DECEMBER 31, 2002                   47,621,170   $     47,621   $ 19,122,438   $(14,962,846)  $ (4,624,500)  $   (417,287)
                                           =============  =============  =============  =============  =============  =============

See accompanying notes to financial statements

                                                                 F-6

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

Following is a schedule of payments required under the rental lease agreement:

         2003                                $ 78,000
         2004                                  13,000
                                             ---------

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

                                                    Number of      Subscription receivable

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

------------------------------------------------------------------------
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-----------------------------------------------------------------------

(a)         Directors and Executive Officers

            As of March 24, 2003, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

Name                      Age      Position                    Served As
                                   Officer/Director*
------------------       ----      -----------------        -----------------
Dr.Rudolf W. Gunnerman    74       Chief Executive Officer,
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

(16)                   Letter on Change in Certifying Accountant: None

(18)                   Letter on Change in Accounting Principles: None

(22)                   Published Report Regarding Matters Submitted to Vote:
                       None


(23)                   Consent of Experts and Counsel: Consent of Forbush and
                       Associates


(24)                   Power of Attorney: None


99                     Certification of CEO and CFO



(5)                    Reports on Form 8-K: None

--------------------------------------------------------------------------------
ITEM 14.  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

         Based upon an evaluation by our Chief Executive Officer and Chief Financial Officer within 90 days prior to the filing date of this Annual Report on Form 10-KSB they have concluded that our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under such Act.



         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SULPHCO, INC.



April 21 , 2003                            By: /S/ Rudolf W. Gunnerman

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



SIGNATURE                         POSITION                                     DATE


/S/ Rudolf W. Gunnerman           Chairman of the Board of Directors,          April 21 , 2003
--------------------------        and Chief Executive Officer

Rudolf W. Gunnerman               (Principal Executive Officer)



/S/ Kirk S. Schumacher            President, Secretary and Director            April 21 , 2003

--------------------------
Kirk S. Schumacher



/S/ Patrick E. Lacy               Controller and Director                      April 21 , 2003
--------------------------        (Principal Financial and

Patrick E. Lacy                   Accounting Officer)



/S/ Harry P. Holman               Director                                     April 21 , 2003

--------------------------
Harry P. Holman


 CERTIFICATION

         I, Rudolf W. Gunnerman, Chairman of the Board and Chief Executive Officer of Sulphco, Inc., certify that:


1.    I have reviewed this annual report on Form 10-KSB/A of SulpCo, Inc.;


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



Date: April 21 , 2003                       /S/ Rudolf W. Gunnerman

                                           -------------------------------------
                                           Rudolf W. Gunnerman
                                           Chairman of the Board and
                                           Chief Executive Officer

 CERTIFICATION

         I, Patrick E. Lacy, Controller of SulphCo, Inc., certify that:


1.    I have reviewed this annual report on Form 10-KSB/A of SulphCo, Inc.;


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



Date: April 21, 2003                      /S/ Patrick E. Lacy

                                          ----------------------------------
                                          Patrick E. Lacy
                                          Controller