Form 10QSB
period 2003-03-31
SULPHCO INC
filed 2003-05-14
CIK 1096560

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   -----------


{X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003.

{ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______ to ________.

                           Commission File No. 0-27599


                                  SULPHCO, INC.
                  ---------------------------------------------
                       (Name of the small business issuer)

         Nevada                                        88-0114817
------------------------                   ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


                   850 Spice Islands Drive, Sparks, NV 89431
            -------------------------------------------------------
                    (Address of principal executive offices)

                                  (775) 829-1310
                                -----------------
                           (Issuers telephone number)

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 47,671,170 common stock issued and outstanding as of May 6, 2003.

Transitional Small Business Disclosure Format: Yes { } No {X}


                                               PART I

Item 1.  Financial Statements.


                                            SULPHCO, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                           BALANCE SHEETS

                                                                      MARCH 31          DECEMBER 31
                                                                        2003               2002
                                                                      UNAUDITED           AUDITED
Current Assets:
      Cash and cash equivalents (Note 1)                            $    476,732       $     13,574
      Deposits                                                            69,144             21,080
      Prepaid expenses                                                     5,134             11,184

           Total current assets                                          551,010             45,838
                                                                    -------------      -------------

Property and equipment, net (Note 1)                                     265,360            202,575
Construction in progress (Note 1)                                        586,926            583,470
                                                                    -------------      -------------

           Total assets                                             $  1,403,296       $    831,883
                                                                    =============      =============

Liabilities and Stockholder's Equity

Current Liabilities:
      Accounts payable                                              $     78,551       $    153,439
      Accrued liabilities                                                 90,183             75,732
      Accrued interest                                                     1,462                 --
      Line of credit                                                          --            500,000
      Current portion of lawsuit settlement-Cullen                        68,182             86,364
      Note payable                                                       250,000            420,000
                                                                    -------------      -------------

           Total current liabilities                                     488,378          1,235,535
                                                                    -------------      -------------

Lawsuit settlement-Cullen, net of current                                     --             13,636

Stockholder's equity:
           Preferred stock: 10,000,000 shares authorized
           ($0.001 par value) none issued                                     --                 --
           Common stock: 100,000,000 shares authorized
           ($0.001 par value) 47,671,170 and 47,621,170 shares
           issued and outstanding at March 31, 2003 and
           December 31, 2002 respectively                                 47,671             47,621
           Paid in capital                                            19,138,888         19,122,438
           Stock subscription receivable (Note 2)                     (2,704,500)        (4,624,500)
           Deficit accumulated during the development stage          (15,567,141)       (14,962,846)
                                                                    -------------      -------------

                Total stockholder's equity                               914,918           (417,287)
                                                                    -------------      -------------

                     Total liabilities and equity                   $  1,403,296       $    831,883
                                                                    =============      =============

See accompanying notes to financial statements.

                                  SULPHCO, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                       THREE MONTHS ENDED
                                                    MARCH 31          MARCH 31
                                                      2003              2002
                                                    UNAUDITED         UNAUDITED

Revenue                                            $        2        $       --

Operating expenses:
      Depreciation                                     40,500            43,200
      General and administrative                      492,755         5,137,524
      Research and development                         71,042           126,563
                                                   -----------       -----------

          Total operating expenses                    604,297         5,307,288
                                                   -----------       -----------

               Loss from operations                   604,295         5,307,288

Other income (expenses)                                    --            99,435
                                                   -----------       -----------

      Net loss before taxes                                --         5,207,853

Income tax benefit                                         --                --
                                                   -----------       -----------

      Net loss                                     $  604,295        $5,207,853
                                                   ===========       ===========


Loss per common share                              $     0.01        $     0.10

See accompanying notes to financial statements.


                                            SULPHCO, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                             MARCH 31
                                                                      2003             2002
                                                                    UNAUDITED        UNAUDITED
Cash Flows From Operating Activities
Net income                                                      $    (604,295)    $  (5,207,853)

Adjustments to Reconcile Net Income to Cash
     Depreciation & amortization                                       40,500            43,200
     Stock issued for services                                              -         5,000,000
     (Increase) decrease in:
          Prepaid expenses                                              6,050            28,232
          Deposits                                                    (48,064)          (94,237)
     Increase (decrease) in:
          Accounts payable                                            (74,888)          (31,640)
          Accrued liabilities                                          15,914                 -
          Accrued interest                                                  -            (3,026)
          Lawsuit settlement                                          (31,818)                -
                                                                --------------    --------------
                  Net cash used in operating activities              (696,601)         (265,324)
                                                                --------------    --------------

Cash Flows From Investing Activities
     Purchase of property and Equip                                  (106,741)          (16,907)
                                                                --------------    --------------
                  Net cash used in investing activities              (106,741)          (16,907)
                                                                --------------    --------------

Cash Flows from Financing Activities
     Repayment of line of credit                                     (500,000)                -
     Short-term note payable to related party                        (170,000)
     Proceeds from issuance of stock                                        -            75,000
     Short-term note payable                                                -        (1,000,000)
     Stock subscription                                             1,920,000         1,000,000
     Stock returned and cancelled                                           -        (1,000,000)
     Stock options Exercised                                           16,500                 -
     Payments on related party advance                                      -         1,036,576
                                                                --------------    --------------
                  Net cash provided by
                  financing activities                              1,266,500           111,576
                                                                --------------    --------------

Net increase (decrease) in cash and cash equivalents                  463,158          (170,655)
                                                                --------------    --------------

Cash and cash equivalents at beginning of period                       13,574           173,432
                                                                --------------    --------------
Cash and cash equivalents at end of period                      $     476,732     $       2,777
                                                                ==============    ==============

See accompanying notes to financial statements.


                                                      SULPHCO, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               JANUARY 13, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2003

                                                                                                            STOCK           TOTAL
                                                 COMMON STOCK            ADDITIONAL     ACCUMULATED     SUBSCRIPTIONS   STOCKHOLDERS
                                             SHARES        AMOUNT     PAID-IN CAPITAL     DEFICIT         RECEIVABLE       EQUITY
                                          ------------  ------------  ---------------  --------------   -------------   ------------
Balance, January 13, 1999                 $         -   $         -   $            -   $           -    $          -    $         -

Stock issued for cash at $167 per share         1,000             1          166,999                                        167,000

Restatement from recapitalization of
GRD, Inc                                   19,999,000        19,999          (19,999)                                             -

Net loss                                                                                    (128,802)                      (128,802)
                                          ------------  ------------  ---------------  --------------   -------------   ------------

Balance, December 31, 1999                 20,000,000        20,000          147,000        (128,802)              -         38,198

Contributions from stockholder:
     Cash                                                                    169,168                                        169,168
     Equipment                                                               362,331                                        362,331

Acquisition of Filmworld, Inc.              1,200,000         1,200         (251,200)                                      (250,000)

Contribution of capital                       820,000           820          409,180                        (208,500)       201,500

Issuance of stock options                                                  1,014,200                                      1,014,200

Net loss                                                                                  (1,364,393)                    (1,364,393)
                                          ------------  ------------  ---------------  --------------   -------------   ------------

Balance, December 31, 2000                 22,020,000        22,020        1,850,679      (1,493,195)       (208,500)       171,004

Stock issued for services                     200,000           200          571,800                                        572,000

Stock issued for services related party     4,342,800         4,343        4,782,557                                      4,786,900

Stock issued for subscriptions receivable     724,750           725        1,207,162                                      1,207,887

Issuance of stock options                  12,639,620        12,640        7,352,860                      (6,041,000)     1,324,500

Return of shareholder capital                                               (118,427)                                      (118,427)

Net loss                                                                                  (6,927,525)                    (6,927,524)
                                          ------------  ------------  ---------------  --------------   -------------   ------------

Balance, December 31, 2001                 39,927,170        39,927       15,646,632      (8,420,720)     (6,249,500)     1,016,340
                                          ============  ============  ===============  ==============   =============   ============

Stock issued for services                      50,000            50           13,450                                         13,500

Stock Issued for services related party    10,000,000        10,000        4,990,000                                      5,000,000

Stock issued for cash                         100,000           100            9,900                                         10,000

Collection on subscriptions receivable                                                                       515,500        515,500

Cancelled Subscriptions Receivable         (1,000,000)       (1,000)        (499,000)                        500,000             --

Issuance of stock options                      75,000            75          (27,575)                         37,500         10,000

Return of shareholder capital              (1,100,000)       (1,100)        (570,900)                        572,000             --

Return of stock subscription                 (431,000)         (431)        (440,069)                                      (440,500)

Net loss                                                                                  (6,542,127)                    (6,542,127)
                                          ------------  ------------  ---------------  --------------   -------------   ------------

Balance December 31, 2002                  47,621,170        47,621       19,122,438     (14,962,846)     (4,624,500)      (417,287)
                                          ============  ============  ===============  ==============   =============   ============

Stock options exercised                        50,000            50           16,450                                         16,500

Payment on stock subscriptions                                                                             1,920,000

Net loss                                                                                    (604,295)                      (604,295)
                                          ------------  ------------  ---------------  --------------   -------------   ------------

Balance March 31, 2003                     47,671,170        47,671       19,138,888     (15,567,141)     (2,704,500)       914,918
                                          ------------  ------------  ---------------  --------------   -------------   ------------

See accompanying notes to financial statements.

                                 SULPHCO, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                         Notes to Financial Statements

                      March 31, 2003 and December 31, 2002



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


Pro forma amounts as if the Companies had been combined as of January 1, 1999 are as follows:


                                                    2000                1999
                                                    ----                ----
Revenues                                        $        --         $        --

Loss from operations                             (1,364,393)           (128,802)
Loss from discontinued operations                (2,889,600)           (197,011)
                                                ------------        ------------

Net loss                                        $(4,253,993)        $  (325,813)
                                                ============        ============

Net loss per share                              $     (0.21)        $     (0.02)
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

NOTE 2-SUBSCRIPTION RECEIVABLE

The Company's major shareholder has repaid a portion his subscription receivable.

Item 2.  Management's Discussion and Analysis of Financial Condition.

Except for the description of historical facts contained herein, this Form 10-QSB contains certain forward-looking statements concerning future applications of the technologies of the Company and the Company's proposed services and future prospects, that involve risks and uncertainties, including the possibility that the Company will: (i) be unable to successfully test and commercialize its technology, (ii) ever achieve profitable operations, or (iii) not receive the additional financing urgently required to support its current and future operations, as detailed herein and from time to time in the Company's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

Overview:
---------

SulphCo, Inc., a Nevada corporation (the "Company" or "Sulphco"), is developing and testing its proprietary technology for the reduction of the sulfur content of crude oils, lighter distillates and fuel oils. The Company is also investigating whether its technology will effectively reduce acids and certain metals in petroleum products. The Company is designing and developing proprietary closed-loop desulfurization units that can be scaled to treat large or small volumes of petroleum product. The desulfurization units are expected to operate at low temperature and atmospheric pressure and have a relatively small "footprint" compared with existing desulfurizing equipment.

The Company has nearly completed a 1,000 bbl per day unit intended to desulfurize crude oil. The Company expects to place this unit at an oil refinery or other suitable location for testing purposes within the next several months. Subject to the results of the testing, the Company also intends to move forward with licensing opportunities with petroleum producers, refiners and other established petroleum processors, as opportunities become available.

The time frames set forth above may be adversely affected by factors such as unforeseen delays in development and testing of the Company's technology and in the marketing and implementation of the licensing program. The Company's plans also could be adversely impacted by the patenting process for the devises and methods which comprise the Company's proprietary technology. In this regard, the need to keep aspects of the Company's technology secret during the patenting process could delay the Company's plans to bring its proprietary technology to market.

If the Company is required to initiate litigation to protect its interest in its proprietary technology or is required to defend an action challenging the Company's interest, the costs and delays associated with such litigation could negatively impact on the Company's ability to bring the proprietary technology to market.

Also, any delays or unforeseen impasses in developing working relationships with third-parties in connection with the development and marketing of industrial units for the proprietary technology would have not only impact on the timing of the Company's business plan but could entirely disrupt such plans and prevent the Company from bringing the proprietary technology to market.

Results of Testing:
-------------------

Since December 2000, the Company has been developing and testing its desulfurization technologies. Until recently, testing of the effectiveness of the Company's desulfurization process has been conducted primarily in-house, with some testing having been conducted by interested third parties. In order to validate and further refine the desulfurization process, the Company recently engaged the University of Nevada, Reno to perform limited initial testing of the results of the Company's current technologies for desulfurization and reduction of nitrogen. The University test results, which are not conclusive, tend to confirm a reduction in the sulfur content of the crude oil tested. However, these results indicate desulfurization to a lesser extent than the results previously obtained using the Company's in-house testing equipment, and have revealed anomalies which the Company is now investigating. While the Company has not tested for nitrogen reduction, the University test results also indicate the Company's current technologies reduced nitrogen levels of the crude oil tested. Further evaluation is underway to interpret these results, with a view towards refining the Company's technologies, if necessary, in order to achieve commercially viable desulfurization on a consistent basis.

Development and commercialization of a new technology, such as the Company's desulfurization process, is inherently subject to significant risks. Accordingly, there are no assurances that the Company will be able to successfully develop and commercialize its desulfurization technology. Introducing and enhancing new technology involves numerous technical challenges, substantial financial and personnel resources, and often takes many months to complete. The Company cannot be certain that it will be successful at commercializing its desulfurization technology on a timely basis, or in accordance with its milestones, if at all. In addition, the Company cannot be certain that, once a desulfurization unit is made operational, the unit will perform as expected. The Company's technology is complex and, despite further vigorous testing and quality control procedures, may contain undetected errors. Any inability to timely deliver a commercially viable desulfurization unit could have a negative effect on the Company's business, revenues, financial condition and results of operations.

Financial Results:
------------------

The Company recorded no revenue for the three months ended March 31, 2002, or for the three months ended March 31, 2003.

Even excluding the extraordinary salary expense of $4,542,800 incurred during the three months ended March 31, 2002, the Company's operating expenses have decreased from $721,287 for the three months ended March 31, 2002, to $575,855 for the three months ended March 31, 2003. The Company does not expect this trend to continue in view of increasing employee costs and increases in rent and related expenses. In March 2003, the Company leased from DP Partners a 92,125 sq. foot facility at 850 Spice Islands Drive, Sparks, Nevada, for a one-year term ending March 2004. The base rent of the Company's facility at 850 Spice Islands Drive, Sparks, Nevada is $29,000 per month and other tenant charges such as taxes, insurance and utilities could be as high as $9,000 per month. The Company is also responsible for the payment approximately $6,690 per month of rent and other charges on its former facility at 1650 Meadow Wood Lane, Reno, Nevada until that facility is subleased or sold.

Liquidity and Capital Resources:
--------------------------------

During the first quarter, the Company received a loan of $1,920,000 from its Chairman, CEO and majority stockholder, Rudolf W. Gunnerman, which was used to fully repay a $500,000 line of credit, to repay approximately $320,000 of existing short term advances made by Dr. Gunnerman, and to pay operating expenses of the Company, including salaries, rent expenses, litigation costs, and equipment purchase costs.

At December 31, 2003, Dr. Gunnerman owed the Company $3,575,000 for the issuance of 7,150,000 shares of the Company's common stock issued at $.50 per share. Effective February 28, 2003, Dr. Gunnerman and the Company agreed that the $1,920,000 loaned by Dr. Gunnerman to the Company be used to repay a portion of Dr. Gunnerman's $3,575,000 subscription receivable. On May 13, 2003, Rudolf W. Gunnerman paid the remaining $1,655,000 balance on his $3,575,000 subscription receivable. The interest on the $3,575,000 loan had been waived for the years ended 2001 and 2002. In view of the prepayment the Board of Directors waived the interest accrued through the date of payment.

At May 8, 2003, the Company had $36,725.59 in available cash reserves. The Company also has an undrawn line of credit of $500,000, however, that line of credit is subject to renewal on May 24, 2003 and there can be no assurance the bank will permit renewal. The Company's current monthly cash outflow, or cash burn rate, is approximately $250,000 per month.

The Company currently plans to meet its liquidity requirements primarily through the payment of the subscription receivable owed by its Chairman, CEO and majority stockholder, Rudolf W. Gunnerman, and in the longer term, revenue from the licensing of its technology and the operation of its desulfurization units. The Company expects the $1,655,000 payment by Dr. Gunnerman on May 13, 2003, will be sufficient to permit from 4 to 6 months of business operations at the current burn rate. There can be no assurance that these funds will be in amounts sufficient to enable the Company to begin to realize revenue from licensing and business operations, or that the revenues from the licensing and business operations will be sufficient to continue the business of the Company. If the Company is delayed in the commercialization of its technology, or in the receipt of revenue from its licensing and business operations, and the Company is unable to otherwise raise funds, on acceptable terms, it will not be able to continue to exist, conduct further development and testing of its technologies, take advantage of future opportunities or respond to unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

Research and Development:
-------------------------

On December 31, 2002, the United States Patent and Trademark Office issued a Notice of Allowance with respect to the Company's patent application entitled "Continuous Process for Oxidative Desulfurization of Fossil Fuels with Ultrasound and Products Therefrom," Patent No. US 6,500,219 B1. The Company is pursuing two patent applications pertaining to products related to the Company's desulfurization process. Subject to the receipt of revenue or other funding, the Company intends to continue its research and development program during the remainder of 2003.

Item 3.  Controls and Procedures.

Based on the evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, Rudolf W. Gunnerman, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Pat Lacy, Controller, Treasurer and Principal Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

Item 1.  Legal Proceedings.

The Company is not party to, and none of the Company's property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings that may have a materially adverse effect upon the Company's financial condition or operation, except as follows:

On February 12, 2003, the Company agreed to settle a lawsuit brought by Mark T. Cullen. The Company agreed to issue replacement certificates for a certificate for 2,000,000 shares of common stock purportedly lost and to confirm the issuance of those shares, to confirm the issuance of an additional 120,000 shares, and to pay a $100,000 severance payment in installments of approximately $7,000 per month with a $25,000 down payment. Mr. Cullen agreed that the issuance of 1,000,000 shares of the Company's stock in exchange for his $500,000 promissory note was properly cancelled by the Company and he relinquished any claim to those 1,000,000 shares and the Company agreed to cancel the $500,000 promissory note.

In March of 2003, Art Beroff filed suit as a plaintiff against the Company in the Second Judicial District Court, State of Nevada. Mr. Beroff claims that on or about January 20, 1998, he had exercised an option to acquire nine percent (9%) of the common stock of the Company's predecessor, Patterson Group, Inc., for $701.34 and had executed a Subscription Agreement for the purchase of 701,339 shares. Mr. Beroff claims the Company's predecessor accepted the Subscription Agreement but that no stock certificate was ever issued for the shares. The number of shares claimed could equate to approximately 70,134 shares of the Company's current common stock. The Company has answered the complaint by generally denying Mr. Beroff's claims. The Company notes the existence of an indemnification agreement by Alexander H. Walker, Jr. respecting claims such as Mr. Beroff's claims.

Item 2.  Changes in Securities.

On January 16, 2003, the Company issued 50,000 shares of common stock to Kirk S. Schumacher upon exercise of an option to acquire the shares in consideration of $.33 per share or $16,500. Such shares were issued in reliance on the exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

On February 12, 2003, the Company confirmed the December 4, 2000 issuance of 2,000,000 shares of common stock to Mark T. Cullen, and the February 14, 2001 issuance of 120,000 shares of common stock to Mr. Cullen, in settlement of a lawsuit as further described in Item 1, Legal Proceedings.

Item 4.  Submission of Matter to a Vote of the Securities Holders.

No matter was submitted during the quarter year covered by this report to a vote of the securities holders through the solicitation of proxies. No shareholder action was taken during that time via a consent of a majority of shareholders pursuant to applicable state law.

Item 6.  Exhibits and Reports on Form 8-K.

            (a) Exhibits.

            Exhibit 3.  Amended and Restated Bylaws.

            Exhibit 10.1.  Employment Agreement of Kirk S. Schumacher

            Exhibit 99.  Certification of CEO and CFO

            (b) Reports on Form 8-K. None.

                                   SIGNATURES

            In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 2003.               SULPHCO, INC. (Registrant)

                                    /s/ Rudolf W. Gunnerman
                                    --------------------------
                                    By: Rudolf W. Gunnerman
                                    Its: Chairman of the Board of Directors
                                    and Chief Executive Officer


                                    /s/ Pat Lacy
                                    --------------------------
                                    By: Pat Lacy
                                    Its: Controller and Treasurer
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

         I, Rudolf W. Gunnerman, Chairman of the Board of Directors and Chief Executive Officer, certify that:

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

Dated: May 14, 2003.                         /s/ Rudolph W. Gunnerman
                                             -----------------------------------
                                             By: Rudolph W. Gunnerman
                                             Its: Chairman of the Board, and
                                             Chief Executive Officer

                                 CERTIFICATIONS

         I, Pat Lacy, Controller and Treasurer, certify that:

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

Dated: May 14, 2003.                /s/ Pat Lacy
                                    --------------------------
                                    By: Pat Lacy
                                    Its: Controller and Treasurer
                                    (Principal Financial and Accounting Officer)