Form 10QSB
period 2003-06-30
SULPHCO INC
filed 2003-08-08
CIK 1096560

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   -----------


{X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003.

{ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______ to ________.

                           Commission File No. 0-27599


                                  SULPHCO, INC.
                  ---------------------------------------------
                       (Name of the small business issuer)

         Nevada                                        88-0224817
------------------------                   ------------------------------------
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

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 47,721,170 common stock issued and outstanding as of August 5, 2003.

Transitional Small Business Disclosure Format: Yes { } No {X}

                                     PART I


Item 1.  Financial Statements.

                                        SULPHCO, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEETS

                                                                  JUNE 30       DECEMBER 31
                                                                   2003            2002
                                                                 UNAUDITED        AUDITED
                                                               -------------   -------------
Current Assets:
      Cash and cash equivalents (Note 1)                       $  1,330,077    $     13,574
      Accounts receivable                                             1,715              --
      Inventory (Note 1)                                            121,623              --
      Deposits                                                       49,749          21,080
      Prepaid expenses                                               26,287          11,184

           Total current assets                                   1,529,452          45,838
                                                               -------------   -------------

Property and equipment, net (Note 1)                                595,441         202,575
Plant pre-production costs (Note 1)                                 150,280              --
Work in progress (Note 1)                                           221,711         583,470
                                                               -------------   -------------

           Total assets                                        $  2,496,884    $    831,883
                                                               =============   =============

Liabilities and Stockholder's Equity

Current Liabilities:
      Accounts payable                                         $    101,344    $    153,439
      Accrued liabilities                                            61,410          75,732
      Line of credit                                                     --         500,000
      Current portion of lawsuit settlement-Cullen                   54,545          86,364
      Note payable                                                  250,000         420,000
                                                               -------------   -------------

           Total current liabilities                                467,299       1,235,535
                                                               -------------   -------------

Lawsuit settlement-Cullen, net of current                                --          13,636

Stockholder's equity:
      Preferred stock: 10,000,000 shares authorized
         ($0.001 par value) none issued                                  --              --
      Common stock: 100,000,000 shares authorized
         ($0.001 par value) 47,721,170 and 47,621,170 shares
         issued and outstanding at June 30, 2003 and
         December 31, 2002 respectively                              47,721          47,621
       Paid in capital                                           19,154,838      19,122,438
         Stock subscription receivable (Note 2)                  (1,049,500)     (4,624,500)
         Deficit accumulated during the development stage       (16,123,474)    (14,962,846)
                                                               -------------   -------------

           Total stockholder's equity                             2,029,585        (417,287)
                                                               -------------   -------------

                Total liabilities and equity                   $  2,496,884    $    831,883
                                                               =============   =============

See accompanying notes to financial statements.


                                            SULPHCO, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JUNE 30                        JUNE 30
                                           2003            2002            2003            2002
                                         UNAUDITED       UNAUDITED       UNAUDITED       UNAUDITED
                                       -------------   -------------   -------------   -------------
Revenue                                $         --    $     25,000    $         --    $     25,000

Operating expenses:
      Depreciation                           53,388          40,500          93,888          83,700
      General and administrative            400,678         242,166         893,433       5,379,691
      Research and development              102,267         118,782         173,309         245,345
                                       -------------   -------------   -------------   -------------

           Total operating expenses         556,333         401,448       1,160,630       5,708,736
                                       -------------   -------------   -------------   -------------

                Loss from operations       (556,333)       (376,448)     (1,160,630)     (5,683,736)

Other income (expenses)                          --         (94,226)              3           5,208
                                       -------------   -------------   -------------   -------------

      Net loss before taxes                (556,333)       (470,674)     (1,160,628)     (5,678,527)

Income tax benefit                               --              --              --              --
                                       -------------   -------------   -------------   -------------

      Net loss                         $   (556,333)   $   (470,674)   $ (1,160,628)   $ (5,678,527)
                                       =============   =============   =============   =============


Loss per common share                  $       0.01    $       0.01    $       0.02    $       0.13
                                       =============   =============   =============   =============

Weighted average shares
      basic and fully diluted (Note)     47,687,837      47,560,503      47,679,503      45,193,837
                                       =============   =============   =============   =============

See accompanying notes to financial statements.


                                      SULPHCO, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                        JUNE 30
                                                                  2003          2002
                                                                UNAUDITED     UNAUDITED
                                                              ------------   ------------
Cash Flows From Operating Activities
Net income                                                    $(1,160,628)   $(5,678,527)
Adjustments to Reconcile Net Income to Cash
     Depreciation & amortization                                   93,888         83,700
     Stock issued for services                                     16,000      5,000,000
     (Increase) decrease in:
          Accounts receivable                                      (1,715)       (25,000)
          Other receivables                                            --           (125)
          Prepaid expenses                                        (15,103)        31,852
          Deposits                                                (28,669)        (1,200)
          Inventory                                              (121,623)       (78,758)
     Increase (decrease) in:
          Accounts payable                                        (52,096)       (15,394)
          Accrued liabilities                                     (12,859)         9,735
          Accrued interest                                         (1,462)
          Lawsuit settlement                                      (45,455)
                                                              ------------   ------------
                  Net cash used in operating activities        (1,329,722)      (673,717)
                                                              ------------   ------------

Cash Flows From Investing Activities
     Plant pre-production costs                                  (150,280)            --
     Purchase of property and Equip                              (124,996)       (36,643)
                                                              ------------   ------------
                  Net cash used in investing activities          (275,276)       (36,643)
                                                              ------------   ------------

Cash Flows from Financing Activities
     Repayment of note payable                                   (170,000)    (1,000,000)
     Payback line of credit                                      (500,000)       120,000
     Payments on stock subscription receivables                 3,575,000         75,000
     Stock subscriptions cancelled                                     --        572,000
     Stock returned and cancelled                                      --       (572,000)
     Stock options Exercised                                       16,500             --
     Payments on related party advance                                 --      1,360,685
                                                              ------------   ------------
                  Net cash provided by financing activities     2,921,500        555,685
                                                              ------------   ------------

                                                              ------------   ------------
Net increase (decrease) in cash and cash equivalents            1,316,503       (154,674)
                                                              ------------   ------------


Cash and cash equivalents at beginning of period                   13,574        173,432
                                                              ------------   ------------
Cash and cash equivalents at end of period                    $ 1,330,077    $    18,758
                                                              ============   ============

See accompanying notes to financial statements.


                                                           SULPHCO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    JANUARY 13, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2003

                                                                                                        STOCK           TOTAL
                                             COMMON STOCK             ADDITIONAL      ACCUMULATED   SUBSCRIPTIONS    STOCKHOLDERS
                                        SHARES          AMOUNT      PAID-IN CAPITAL     DEFICIT       RECEIVABLE        EQUITY
                                     -------------   -------------   -------------   -------------   -------------   -------------
Balance, January 13, 1999            $         --    $         --    $         --    $         --    $         --    $         --

Stock issued for cash at $167
   per share                                1,000               1         166,999                                         167,000

Restatement from
   recapitalization of GRD, Inc.       19,999,000          19,999         (19,999)                                             --

Net loss                                                                                 (128,802)                       (128,802)
                                     -------------   -------------   -------------   -------------   -------------   -------------

Balance, December 31, 1999             20,000,000          20,000         147,000        (128,802)             --          38,198

Contributions from stockholder:
    Cash                                                                  169,168                                         169,168
    Equipment                                                             362,331                                         362,331

Acquisition of Filmworld, Inc.          1,200,000           1,200        (251,200)                                       (250,000)

Contribution of capital                   820,000             820         409,180                        (208,500)        201,500

Issuance of stock options                                               1,014,200                                       1,014,200

Net loss                                                                               (1,364,393)                     (1,364,393)
                                     -------------   -------------   -------------   -------------   -------------   -------------

Balance, December 31, 2000             22,020,000          22,020       1,850,679      (1,493,195)       (208,500)        171,004

Stock issued for services                 200,000             200         571,800                                         572,000

Stock issued for services
   related party                        4,342,800           4,343       4,782,557                                       4,786,900

Stock issued for
   subscriptions receivable               724,750             725       1,207,162                                       1,207,887

Issuance of stock options              12,639,620          12,640       7,352,860                      (6,041,000)      1,324,500

Return of shareholder capital                                            (118,427)                                       (118,427)

Net loss                                                                                               (6,927,525)     (6,927,524)
                                     -------------   -------------   -------------   -------------   -------------   -------------

Balance, December 31, 2001             39,927,170          39,927      15,646,632      (8,420,720)     (6,249,500)      1,016,340
                                     =============   =============   =============   =============   =============   =============

Stock issued for services                  50,000              50          13,450                                          13,500

Stock Issued for services
   related party                       10,000,000          10,000       4,990,000                                       5,000,000

Stock issued for cash                     100,000             100           9,900                                          10,000

Collection on subscriptions
   receivable                                                                                             515,500         515,500

Cancelled Subscriptions
   receivable                          (1,000,000)         (1,000)       (499,000)                        500,000              --

Issuance of stock options                  75,000              75         (27,575)                         37,500          10,000

Return of shareholder capital          (1,100,000)         (1,100)       (570,900)                        572,000              --

Return of stock subscription             (431,000)           (431)       (440,069)                                       (440,500)

Net loss                                                                               (6,542,127)                     (6,542,127)
                                     -------------   -------------   -------------   -------------   -------------   -------------

Balance December 31, 2002              47,621,170          47,621      19,122,438     (14,962,846)     (4,624,500)       (417,287)
                                     =============   =============   =============   =============   =============   =============

Stock options exercised                    50,000              50          16,450                                          16,500

Payment on stock subscriptions                                                                          1,920,000

Net loss                                                                                 (604,295)                       (604,295)
                                     -------------   -------------   -------------   -------------   -------------   -------------

Balance March 31, 2003                 47,671,170          47,671      19,138,888     (15,567,141)     (2,704,500)        914,918
                                     -------------   -------------   -------------   -------------   -------------   -------------

Payment on stock subscriptions                                                                          1,655,000

Stock issued for services                  50,000              50          15,950                                          16,000

Net loss                                                                                 (556,333)                       (556,333)
                                     -------------   -------------   -------------   -------------   -------------   -------------

Balance June 30, 2003                  47,721,170          47,721      19,154,838     (16,123,474)     (1,049,500)      2,029,585
                                     -------------   -------------   -------------   -------------   -------------   -------------


See accompanying notes to financial statements.

SULPHCO, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements


June 30, 2003 and December 31, 2002


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

INVENTORIES

Inventories are stated at the lower of cost or market, using actual costs. Costs include materials and labor related to the purchase and production of inventory.


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


PLANT PRE-PRODUCTION COSTS

Plant costs are being capitalized until the company begins production, at which time the pre-production costs will be amortized over the term of the lease.


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

NOTE 2-SUBSCRIPTION RECEIVABLE

The Company's major shareholder has paid in full his subscription for stock.

Item 2.  Management's Discussion and Analysis of Financial Condition.

Except for the description of historical facts contained herein, this Form 10-QSB contains certain forward-looking statements concerning future applications of the technologies of the Company and the Company's proposed services and future prospects, that involve risks and uncertainties, including the possibility that the Company will: (i) be unable to successfully test and commercialize its technology, (ii) ever achieve profitable operations, or (iii) not receive the licensing revenue and/or additional financing urgently required to support its current and future operations, as detailed herein and from time to time in the Company's filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

Overview:
---------

SulphCo, Inc., a Nevada corporation (the "Company" or "Sulphco"), is developing and testing its proprietary technology for the reduction of the sulfur content of crude oils, lighter distillates and fuel oils. The Company is also investigating whether its technology will effectively reduce nitrogen, acids and certain metals in petroleum products. The Company is designing and developing proprietary closed-loop desulfurization units that can be scaled to treat large or small volumes of petroleum product. The desulfurization units are expected to operate at low temperature and atmospheric pressure and have a relatively small "footprint" compared with existing desulfurizing equipment.

The Company has now completed a 1,000 bbl per day unit intended to desulfurize crude oil. The Company expects to place this unit for testing purposes at a petroleum refinery within the next several weeks. The Company expects the unit will soon be undergoing tests of its desulfurization capabilities, as well as undergoing tests for the reduction of nitrogen, acids and metals. The testing is likely to occur over a several month period. If the results of the testing are sufficiently positive, the Company intends to move forward with the licensing of its proprietary technology with a major petroleum company. However, there are no assurances that, even if testing is successful, it will be able to enter into a licensing agreement or that the terms of any such licensing agreement will be favorable. If the results of the testing are negative or not sufficiently positive, the Company likely will not be able to continue its business or continue development or further testing absent additional funding. As discussed below, the Company presently has no commitments for additional funding, and there are no assurances that additional funding will be available at the times and in the amounts required.

The time frames set forth above for testing may be adversely affected by factors such as unforeseen delays or difficulties in the placement of the 1,000 bbl per day unit, including obtaining necessary governmental permits for the placement of the unit, in the testing of the Company's technology and in the negotiation of the licensing agreement. The Company's plans also could be adversely impacted by the patenting process for the devices and methods which comprise the Company's proprietary technology. In this regard, the need to keep aspects of the Company's technology secret during the patenting process could delay the Company's plans to bring its proprietary technology to market.

If the Company is required to initiate litigation to protect its interest in its proprietary technology or is required to defend an action challenging the Company's interest, the costs and delays associated with such litigation could negatively impact the Company's ability to bring the proprietary technology to market.

Also, any delays or unforeseen impasses in developing or maintaining working relationships with third-parties in connection with the testing and licensing of the technology, and the development and marketing of industrial units, would not only have an impact on the timing of the Company's business plan but could entirely disrupt such plans and prevent the Company from bringing the proprietary technology to market.

Results of Testing:
-------------------

Since December 2000, the Company has been developing and testing its desulfurization technologies. Except for limited and inconclusive testing performed by the University of Nevada, Reno, testing of the effectiveness of the Company's desulfurization process has been conducted primarily in-house, with some testing having been conducted by interested third parties. The Company's results have been generally favorable but rely on batch testing of low volumes of petroleum product. The results of these low volume batch tests are difficult to interpret, both with respect to what is exactly happening in the sample and the magnitude of the change in the sample. The 1,000 bbl per day unit is a designed continuous process unit and will be tested in a environment which will permit volume sampling. The Company expects that the tests conducted on the 1,000 bbl day unit will determine if its technology is sufficiently effective for a commercially viable desulfurization unit.

Development and commercialization of a new technology, such as the Company's desulfurization process, is inherently subject to significant risks. Accordingly, there are no assurances that the Company will be able to successfully develop and commercialize its desulfurization technology. Introducing and enhancing new technology involves numerous technical challenges, substantial financial and personnel resources, and often takes many months or years to complete. The Company cannot be certain that it will be successful at commercializing its desulfurization technology on a timely basis, or in accordance with its milestones, if at all. In addition, the Company cannot be certain that, once a desulfurization unit is made operational, the unit will perform as expected. The Company's technology is complex and, despite further vigorous testing and quality control procedures, may contain undetected errors. Any inability to timely deliver a commercially viable desulfurization unit could have a negative effect on the Company's business, revenues, financial condition and results of operations.

Financial Results:
------------------

The Company recorded $25,000 revenue for the three months ended June 30, 2002, and recorded no revenue for the three months ended June 30, 2003.

The Company's operating expenses increased from $401,448 for the three months ended June 30, 2002, to $556,333 for the three months ended June 30, 2003. The Company expects this trend to continue in view of the increased number of employees, the current and expected increase in plant and equipment, and the full realization of the increases in rent and related expenses.

Liquidity and Capital Resources:
--------------------------------

At August 7, 2003, the Company had $865,619.00 in available cash reserves. The Company did not apply for a renewal of its former bank line of credit of $500,000. As the Company is a development stage company, it has not generated any material revenues, and it does not anticipate generating any material revenues unless and until a licensing agreement or other commercial arrangement is entered into with respect to its technology. The Company's current monthly cash outflow, or cash burn rate, is approximately $250,000 per month. Therefore, unless licensing revenue or additional funds are received, the Company will be required to substantially reduce or cease its business operations by the end of November, 2003.

The Company currently plans to meet its liquidity requirements primarily through revenue from the licensing of its technology, the operation of its desulfurization units and proceeds from debt or equity financings. However, the Company presently has no commitments for any such licensing arrangements or financings. If the testing of the 1,000 bbl per day unit is unfavorable or not sufficiently favorable, or if the receipt of revenue from its licensing and business operations is delayed, and the Company is unable to otherwise raise funds on acceptable terms, it will not be able to continue to exist, conduct further development and testing of its technologies, take advantage of future opportunities or respond to unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

Research and Development:
-------------------------

The Company is pursuing two patent applications pertaining to products related to the Company's desulfurization process. Subject to the receipt of licensing revenue or other funding, the Company intends to continue its research and development program during the remainder of 2003.

Item 3.  Controls and Procedures.

Based on the evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, Rudolf W. Gunnerman, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Pat Lacy, Controller, Treasurer and Principal Financial and Accounting Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

Item 1.  Legal Proceedings.

The Company is not party to, and none of the Company's property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings, except as follows:

As previously reported by the Company in reports filed with the U.S. Securities and Exchange Commission ("SEC"), on or about March 4, 2002, the Salt Lake City, Utah office of the SEC sent letters to the Company and its principal shareholder Rudolf Gunnerman, indicating that as a result of its investigation captioned "In the Matter of SulphCo, Inc." (SL-02337), that the staff of the Salt Lake District Office was recommending that a complaint be filed naming the Company and Mr. Gunnerman as defendants. The SEC letter to the Company alleges violations of Section 5(a) and 5(c) and Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The letter to Mr. Gunnerman alleges violations of Sections 5(a) and 5(c) and 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 and Rule 101 and Regulation M thereunder. The letters invited the Company and Mr. Gunnerman to submit written statements regarding the staff's allegations. These written statements are generally referred to as "Wells Committee Submissions." The Company and Mr. Gunnerman deny the staff's allegations in the letters and retained legal counsel who submitted a Wells submission responding to the staff's allegations.

As previously reported by the Company in Form 8-K filed with the SEC on July 8, 2003, on or about June 27, 2003, the Salt Lake District Office again sent letters to Mr. Gunnerman and the Company stating that the staff intended to recommend that the Commission file an administrative action and a civil lawsuit against the Company and Mr. Gunnerman for violations previously described above. The letters invited a second Wells Submission from both the Company and Mr. Gunnerman. The Company again denies the alleged improper conduct. Further, the Company and Mr. Gunnerman have advised the SEC that they intend to submit a second Wells Submission in response to the letters received. Any litigation the SEC may initiate against either the Company or Mr. Gunnerman or both may have a material adverse effect on the Company's future prospects and activities.

In March of 2003, Art Beroff filed suit as a plaintiff against the Company in the Second Judicial District Court, State of Nevada. Mr. Beroff claims that on or about January 20, 1998, he had exercised an option to acquire nine percent (9%) of the common stock of the Company's predecessor, Patterson Group, Inc., for $701.34 and had executed a Subscription Agreement for the purchase of 701,339 shares. Mr. Beroff claims the Company's predecessor accepted the Subscription Agreement but that no stock certificate was ever issued for the shares. The number of shares claimed could equate to approximately 70,134 shares of the Company's current common stock. The Company has answered the complaint by generally denying Mr. Beroff's claims. The Company notes the existence of an indemnification agreement by Alexander H. Walker, Jr. respecting claims such as Mr. Beroff's claims. Counsel for Mr. Walker advises that Mr. Walker has settled the matter subject to certain conditions but the lawsuit remains undismissed.

Item 2.  Changes in Securities.

On May 8, 2003, the Company issued 50,000 shares of common stock to Loren J. Kalmen for his services as a director. All such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

Item 4.  Submission of Matter to a Vote of the Securities Holders.

No matter was submitted during the quarter covered by this report to a vote of the securities holders through the solicitation of proxies. No shareholder action was taken during that time via a consent of a majority of shareholders pursuant to applicable state law except as follows:

Effective June 10, 2003, pursuant to the written consent of a shareholder holding a majority of the Company's outstanding Common Stock, the following actions were taken:

         1. Rudolf W. Gunnerman, Harry P. Holman, Kirk S. Schumacher, Patrick E. Lacy and Loren J. Kalmen were elected to serve as directors of the Company for the ensuing year; and

         2. The appointment of Forbush & Associates as the Company's independent public accountants was ratified.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

         Exhibit 99.     Certifications.

         (b) Reports on Form 8-K. On July 8, 2003, the Company filed a Form 8-K, relating to Item 5 of that form, with respect to the SEC investigation captioned "In the Matter of SulphCo, Inc." (SL-02337). The information disclosed in that Form 8-K is incorporated herein by this reference.

                                   SIGNATURES

            In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 7, 2003.             SULPHCO, INC. (Registrant)

                                    /s/ Rudolf W. Gunnerman
                                    --------------------------------------------
                                    By: Rudolf W. Gunnerman
                                    Its: Chairman of the Board of Directors
                                    and Chief Executive Officer


                                    /s/ Pat Lacy
                                    --------------------------------------------
                                    By: Pat Lacy
                                    Its: Controller and Treasurer
                                    (Principal Financial and Accounting Officer)

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

Dated: August 7, 2003.                       /s/ Rudolf W. Gunnerman
                                             -----------------------------------
                                             By: Rudolf W. Gunnerman
                                             Its: Chairman of the Board and
                                             Chief Executive Officer

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

Dated: August 7, 2003.              /s/ Pat Lacy
                                    --------------------------------------------
                                    By: Pat Lacy
                                    Its: Controller and Treasurer
                                    (Principal Financial and Accounting Officer)