Form 10QSB
period 2003-09-30
SULPHCO INC
filed 2003-10-29
CIK 1096560

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   -----------


{X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003.

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

                                  (775) 829-1310
                                -----------------
                           (Issuer's telephone number)

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 47,521,170 shares of common stock issued and outstanding as of October 28, 2003.

Transitional Small Business Disclosure Format: Yes { } No {X}

                                     PART I
                                     ------

Item 1.  Financial Statements.

                                          SULPHCO, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                         BALANCE SHEETS

                                                                    SEPTEMBER 30    DECEMBER 31
                                                                       2003            2002
                                                                     UNAUDITED        AUDITED
                                                                   -------------   -------------
Current Assets:
      Cash and cash equivalents (Note 1)                           $    458,521    $     13,574
      Accounts receivable                                                    --              --
      Inventory (Note 1)                                                658,911              --
      Deposits                                                           34,325          21,080
      Prepaid expenses                                                   15,661          11,184

           Total current assets                                       1,167,418          45,838
                                                                   -------------   -------------

Property and equipment, net (Note 1)                                    228,801         202,575
Plant pre-production costs (Note 1)                                     304,830              --
Work in progress (Note 1)                                               221,711         583,470
                                                                   -------------   -------------

           Total assets                                            $  1,922,760    $    831,883
                                                                   =============   =============

Liabilities and Stockholder's Equity

Current Liabilities:
      Accounts payable                                             $     39,385    $    153,439
      Accrued liabilities                                                46,031          75,732
      Line of credit                                                         --         500,000
      Current portion of lawsuit settlement-Cullen                       34,091          86,364
      Note payable                                                      250,000         420,000
                                                                   -------------   -------------

           Total current liabilities                                    369,507       1,235,535
                                                                   -------------   -------------

Lawsuit settlement-Cullen, net of current                                    --          13,636

Stockholder's equity:
           Preferred stock: 10,000,000 shares authorized
             ($0.001 par value) none issued                                  --              --
           Common stock: 100,000,000 shares authorized
             ($0.001 par value) 47,521,170 and 47,621,170 shares
             issued and outstanding at September 30, 2003 and
             December 31, 2002 respectively                              47,521          47,621
           Paid in capital                                           18,955,038      19,122,438
           Stock subscription receivable (Note 2)                      (849,500)     (4,624,500)
           Deficit accumulated during the development stage         (16,599,806)    (14,962,846)
                                                                   -------------   -------------

                Total stockholder's equity                            1,553,253        (417,287)
                                                                   -------------   -------------

                     Total liabilities and equity                  $  1,922,760    $    831,883
                                                                   =============   =============

See accompanying notes to financial statements.


                                        SULPHCO, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF OPERATIONS

                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                              SEPTEMBER 30                SEPTEMBER 30
                                       --------------------------  --------------------------
                                           2003          2002         2003          2002
                                         UNAUDITED     UNAUDITED    UNAUDITED     UNAUDITED
                                       ------------  ------------  ------------  ------------
Revenue                                $        --   $    22,745   $        --   $    52,953

Operating expenses:
      Depreciation                          46,090        40,500       139,978       124,200
      General and administrative           341,351       224,647     1,234,784     5,648,106
      Research and development              88,891        72,328       262,200       273,904
                                       ------------  ------------  ------------  ------------

           Total operating expenses        476,332       337,475     1,636,963     6,046,210
                                       ------------  ------------  ------------  ------------

                Loss from operations       476,332       314,730     1,636,963     5,993,257

Other income (expenses)                         --                           3
                                       ------------  ------------  ------------  ------------

      Net loss before taxes                476,332       314,730     1,636,960     5,993,257

Income tax benefit                              --            --            --            --
                                       ------------  ------------  ------------  ------------

      Net loss                         $   476,332   $   314,730   $ 1,636,960   $ 5,993,257
                                       ============  ============  ============  ============


Loss per common share                  $      0.01   $      0.01   $      0.03   $      0.13
                                       ============  ============  ============  ============

Weighted average shares
      basic and fully diluted (Note  )  47,589,920    45,675,170    47,649,642    45,354,281
                                       ============  ============  ============  ============

See accompanying notes to financial statements.



                                                   SULPHCO, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENT OF CASH FLOWS

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 September 30                  September 30
                                                          ---------------------------   ---------------------------
                                                             2003           2002           2003           2002
                                                           UNAUDITED      UNAUDITED      UNAUDITED      UNAUDITED
                                                          ------------   ------------   ------------   ------------
Cash Flows From Operating Activities
Net income                                                $  (476,332)   $  (314,730)   $(1,636,960)   $(5,993,257)
Adjustments to Reconcile Net Income to Cash
     Depreciation & amortization                               46,090         40,500        139,978        124,200
     Stock issued for services                                     --             --         16,000      5,000,000
     (Increase) decrease in:
          Accounts receivable                                   1,715            870             --        (25,756)
          Other receivables                                        --             --             --          1,500
          Prepaid expenses                                     10,626          2,215         (4,477)        34,067
          Deposits                                             15,424             --        (13,245)        (1,200)
          Inventory (Note 3)                                 (186,522)       (90,817)      (658,911)      (169,574)
     Increase (decrease) in:
          Accounts payable                                    (61,958)       (39,985)      (114,054)       (55,379)
          Accrued liabilities                                 (15,379)       (38,413)       (28,238)       (28,678)
          Accrued interest                                         --             --         (1,462)            --
          Lawsuit settlement                                  (20,454)            --        (65,909)            --
                                                          ------------   ------------   ------------   ------------
                  Net cash used in operating activities      (686,790)      (440,360)    (2,367,278)    (1,114,077)
                                                          ------------   ------------   ------------   ------------

Cash Flows From Investing Activities
     Plant pre-production costs                              (154,550)            --       (304,830)            --
     Purchase of property and equip (Note 3)                  (30,216)         8,496        195,555        (28,146)
                                                          ------------   ------------   ------------   ------------
                  Net cash used in investing activities      (184,766)         8,496       (109,275)       (28,146)
                                                          ------------   ------------   ------------   ------------

Cash Flows from Financing Activities
     Proceeds from issuance of stock                               --          5,000             --          5,000
     Proceeds from issuance of note payable                       --         420,000             --             --
     Repayment of note payable                                     --             --       (170,000)      (750,000)
     Proceeds from line of credit                                  --             --             --        290,000
     Payback line of credit                                        --             --       (500,000)            --
     Payments on stock subscription receivables                    --             --      3,575,000         75,000
     Stock options exercised                                       --             --         16,500             --
     Payments on related party advance                             --             --             --      1,360,685
                  Net cash provided by
                  financing activities                             --        425,000      2,921,500        980,685
                                                          ------------   ------------   ------------   ------------

                                                          ------------   ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents         (871,556)        (6,864)       444,947       (161,538)
                                                          ------------   ------------   ------------   ------------

Cash and cash equivalents at beginning of period            1,330,077         18,758         13,574        173,432
                                                          ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period                $   458,521    $    11,894    $   458,521    $    11,894
                                                          ============   ============   ============   ============

See accompanying notes to financial statements.


                                                           SULPHCO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  JANUARY 13, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2003

                                                                               STOCK       TOTAL
                                   COMMON STOCK      ADDITIONAL  ACCUMULATED SUBSCRIPTIONSTOCKHOLDERS
                                 SHARES     AMOUNT   PAID-IN CAPITDEFICIT    RECEIVABLE   EQUITY
                                     -------------   -------------   -------------   -------------   -------------   -------------
Balance, January 13, 1999            $         --    $         --    $         --    $         --    $         --    $         --

Stock issued for cash at
  $167 per share                            1,000               1         166,999                                         167,000

Restatement from
  recapitalization of
  GRD, Inc.                            19,999,000          19,999         (19,999)             --              --              --

Net loss                                                                                 (128,802)                       (128,802)
                                     -------------   -------------   -------------   -------------   -------------   -------------

Balance, December 31, 1999             20,000,000          20,000         147,000        (128,802)             --          38,198

Contributions from stockholder:
    Cash                                                                  169,168                                         169,168
    Equipment                                                             362,331                                         362,331

Acquisition of Filmworld, Inc.          1,200,000           1,200        (251,200)                                       (250,000)

Contribution of capital                   820,000             820         409,180                        (208,500)        201,500

Issuance of stock options                                               1,014,200                                       1,014,200

Net loss                                                                               (1,364,393)                     (1,364,393)
                                     -------------   -------------   -------------   -------------   -------------   -------------

Balance, December 31, 2000             22,020,000          22,020       1,850,679      (1,493,195)       (208,500)        171,004
                                     =============   =============   =============   =============   =============   =============

Stock issued for services                 200,000             200         571,800                                         572,000

Stock issued for services
  related party                         4,342,800           4,343       4,782,557                                       4,786,900

Stock issued for
  subscriptions receivable                724,750             725       1,207,162                                       1,207,887

Issuance of stock options              12,639,620          12,640       7,352,860                      (6,041,000)      1,324,500

Return of shareholder capital                                            (118,427)                                       (118,427)

Net loss                                                                               (6,927,525)                     (6,927,524)
                                     -------------   -------------   -------------   -------------   -------------   -------------

Balance, December 31, 2001             39,927,170          39,927      15,646,632      (8,420,720)     (6,249,500)      1,016,340
                                     =============   =============   =============   =============   =============   =============

Stock issued for services                  50,000              50          13,450                                          13,500

Stock Issued for services
  related party                        10,000,000          10,000       4,990,000                                       5,000,000

Stock issued for cash                     100,000             100           9,900                                          10,000

Collection on
  subscriptions receivable                                                                                 515,500         515,500

Cancelled Subscriptions Receivable     (1,000,000)         (1,000)       (499,000)                         500,000              --

Issuance of stock options                  75,000              75         (27,575)                          37,500          10,000

Return of shareholder capital          (1,100,000)         (1,100)       (570,900)                         572,000              --

Return of stock subscription             (431,000)           (431)       (440,069)                                        (440,500)

Net loss                                                                               (6,542,127)                      (6,542,127)
                                     -------------   -------------   -------------   -------------   -------------   -------------

Balance December 31, 2002              47,621,170          47,621      19,122,438     (14,962,846)     (4,624,500)       (417,287)
                                     =============   =============   =============   =============   =============   =============

Stock options exercised                    50,000              50          16,450                                          16,500

Payment on stock subscriptions                                                                          1,920,000

Net loss                                                                                 (604,295)                       (604,295)
                                     -------------   -------------   -------------   -------------   -------------   -------------

Balance March 31, 2003                 47,671,170          47,671      19,138,888     (15,567,141)     (2,704,500)        914,918
                                     -------------   -------------   -------------   -------------   -------------   -------------

Payment on stock subscriptions                                                                          1,655,000       1,655,000

Stock issued for services                  50,000              50          15,950                                          16,000

Net loss                                                                                 (556,333)                       (556,333)
                                     -------------   -------------   -------------   -------------   -------------   -------------

Balance June 30, 2003                  47,721,170          47,721      19,154,838     (16,123,474)     (1,049,500)      2,029,585
                                     -------------   -------------   -------------   -------------   -------------   -------------

Stock returned and cancelled             (200,000)           (200)       (199,800)                                       (200,000)

Stock subscription cancelled                                                                              200,000         200,000

Net Loss                                                                                 (476,332)                       (476,332)
                                     -------------   -------------   -------------   -------------   -------------   -------------

Balance September 30, 2003           $ 47,521,170    $     47,521    $ 18,955,038    $(16,599,806)   $   (849,500)   $  1,553,253
                                     -------------   -------------   -------------   -------------   -------------   -------------

See accompanying notes to financial statements.

                                  SULPHCO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         Notes to Financial Statements
                    September 30, 2003 and December 31, 2002


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

NOTE 2-SUBSCRIPTION RECEIVABLE

The Company's major shareholder has paid in full his subscription for stock. A director's stock subscription receivable was cancelled and the stock was returned to the treasury and retired.

NOTE 3-PURCHASE OF PROPERTY AND EQUIPMENT

In 2002, the Company's Management was capitalizing the first desulfurization unit and going to charge royalties to customers for its use. In 2003 Management decided to sell the unit to its customers and therefore, the unit was reclassed from fixed assets to Inventory.

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

The Company's 1,000 bbl per day unit has been placed within a petroleum refinery for testing purposes. The required oil and water lines, and electrical service, have not been run to the 1,000 bbl day unit for two reasons. First, the petroleum company is conducting further testing on the results of the Company's bench scale desulfurization unit. The petroleum company has indicated that it requires additional satisfactory testing before commencing test runs using the 1,000 bbl per day unit. Second, a required environmental permit has not been received which is necessary to operate the 1,000 bbl per day unit in the petroleum refinery. The environmental agency is reviewing whether to require the Company to substitute low-emission valves for the valves currently installed in the unit. If valve substitution is required, the additional work will create a requirement for additional funds which the Company has not secured and will require a delay of up to two or three months. Once the testing of the 1,000 bbl per day unit occurs, and if the results of the testing are sufficiently positive, the Company intends to move forward with the licensing of its proprietary technology with a major petroleum company. However, there are no assurances that, even if testing is successful, it will be able to enter into a licensing agreement or that the terms of any such licensing agreement will be favorable. If the results of the testing are negative or not sufficiently positive, the Company likely will not be able to continue its business or continue development or further testing absent additional funding. As discussed below, the Company presently has no commitments for additional funding, and there are no assurances that additional funding will be available at the times and in the amounts required.

The time frames set forth above for testing may be adversely affected by factors such as unforeseen delays or difficulties in the operation of the 1,000 bbl per day unit, including obtaining necessary governmental permits for the operation of the unit, in the testing of the Company's technology and in the negotiation of the licensing agreement. The Company's plans also could be adversely impacted by the patenting process for the devices and methods which comprise the Company's proprietary technology. In this regard, the need to keep aspects of the Company's technology secret during the patenting process could delay the Company's plans to bring its proprietary technology to market.

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

Results of Testing:
-------------------

Since December 2000, the Company has been developing and testing its desulfurization technologies. Except for limited and inconclusive testing performed by the University of Nevada, Reno, testing of the effectiveness of the Company's desulfurization process has been conducted primarily in-house, with some testing having been conducted by interested third parties, including testing by a major petroleum company. The Company's results have been generally favorable but rely on batch testing of low volumes of petroleum product. The results of the testing by interested third parties which have been shared with the Company have also been generally favorable, but are subject to the same low volume limitations and additionally have revealed anomalies in the tests which have been run. The results of these low volume batch tests are difficult to interpret, both with respect to what is exactly happening in the samples and the magnitude of the change in the samples. The 1,000 bbl per day unit is a designed continuous process unit and is expected to be tested in an environment which will permit volume sampling. The Company expects that the tests conducted on the 1,000 bbl day unit will determine if its technology is sufficiently effective for a commercially viable desulfurization unit.

Development and commercialization of a new technology, such as the Company's desulfurization process, is inherently subject to significant risks. Accordingly, there are no assurances that the Company will be able to successfully develop and commercialize its desulfurization technology. Introducing and enhancing a new technology involves numerous technical challenges, substantial financial and personnel resources, and often takes many months or years to complete. The Company cannot be certain that it will be successful at commercializing its desulfurization technology on a timely basis, or in accordance with its milestones, if at all. In addition, the Company cannot be certain that, once a desulfurization unit is made operational, the unit will perform as expected. The Company's technology is complex and, despite further vigorous testing and quality control procedures, may contain undetected errors. Any inability to timely deliver a commercially viable desulfurization unit could have a negative effect on the Company's business, revenues, financial condition and results of operations.

Financial Results:
------------------

The Company recorded $22,745 in revenue for the three months ended September 30, 2002, but recorded no revenue for the three months ended September 30, 2003.

The Company's operating expenses increased from $314,730 for the three months ended September 30, 2002, to $476,332 for the three months ended September 30, 2003. The Company expects the quarterly comparisons to continue to reflect an increased expenditure level in view of the increased number of employees, the increase in plant and equipment, and the full realization of the increases in rent and related expenses over the prior period.

Liquidity and Capital Resources:
--------------------------------

At October 28, 2003, the Company had $239,006.98 in available cash reserves. As the Company is a development stage company, it has not generated any material revenues, and it does not anticipate generating any material revenues unless and until a licensing agreement or other commercial arrangement is entered into with respect to its technology. The Company's current monthly cash outflow, or cash burn rate, is approximately $250,000 per month. Therefore, unless licensing revenue or additional funds are received, the Company will be required to substantially reduce or cease its business operations by the end of November 2003.

The Company currently plans to meet its liquidity requirements primarily through revenue from the licensing of its technology, the operation of its desulfurization units and proceeds from debt or equity financings. The Company's major shareholder has agreed with the Company to provide the Company with an additional $500,000.00 in capital by purchasing 2,173,913 shares of the Company's common stock for $500,000 or approximately twenty-three cents per share. This equity financing is expected to be concluded by the end of October

2003. Other than this purchase of shares for $500,000, the Company presently has no commitments for any such licensing arrangements or financings. If the Company's major shareholder fails to provide the $500,000 in equity financing, the Company must cease its business operations by the end of November 2003. Even if the funding is received, but the testing of the Company's bench scale process or of the 1,000 bbl per day unit is unfavorable or not sufficiently favorable, or if the receipt of revenue from its licensing and business operations is delayed, and the Company is unable to otherwise raise funds on acceptable terms, it will not be able to continue to exist, conduct further development and testing of its technologies, take advantage of future opportunities or respond to unanticipated requirements, any of which would negatively impact its business, operating results and financial condition.

Research and Development:
-------------------------

The Company continues to pursue two patent applications pertaining to products related to the Company's desulfurization process. Subject to the receipt of licensing revenue or other funding, the Company intends to continue its research and development program during the remainder of 2003.

Item 3.  Controls and Procedures.

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based upon and as of the date of the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective, in all material respects, with respect to the recordings, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

In March of 2003, Art Beroff filed suit as a plaintiff against the Company in the Second Judicial District Court, State of Nevada. Mr. Beroff claimed that on or about January 20, 1998, he had exercised an option to acquire nine percent (9%) of the common stock of the Company's predecessor, Patterson Group, Inc., for $701.34 and had executed a Subscription Agreement for the purchase of 701,339 shares. Mr. Beroff claims the Company's predecessor accepted the Subscription Agreement but that no stock certificate was ever issued for the shares. The number of shares claimed could equate to approximately 70,134 shares of the Company's current common stock. The Company has answered the complaint by generally denying Mr. Beroff's claims. The Company has been advised that Mr. Beroff has received approximately 70,000 shares from Alexander H. Walker, Jr. who the Company claims is obligated to provide indemnification for claims such as Mr. Beroff's claims. Counsel for Mr. Walker advises that Mr. Walker has settled the matter subject to certain conditions but the lawsuit remains undismissed.

Item 2.  Changes in Securities.

On August 25, 2003, the Company cancelled and returned to treasury 200,000 shares held by Harry H. Holman in exchange for the cancellation of promissory notes in the total principal sum of $200,000.00.

Item 4.  Submission of Matter to a Vote of the Securities Holders.

No matter was submitted during the quarter covered by this report to a vote of the securities holders through the solicitation of proxies or otherwise.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

         Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

         Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

         Exhibit 32.1 - Certification of CEO and CFO Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. The registrant filed a Current Report on Form 8-K dated July 7, 2003 regarding Item 5 (Other Events) reporting communications with the SEC.

                                   SIGNATURES

            In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 28, 2003.           SULPHCO, INC. (Registrant)

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