Form 10KSB
period 2003-12-31
SULPHCO INC
filed 2004-03-29
CIK 1096560

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
         1934

                   For the fiscal year ended December 31, 2003

                         Commission file number 0-27599


                                  SULPHCO, INC.
                      -----------------------------------
                 (Name of Small Business Issuer in its Charter)


             Nevada                                            88-0224817
---------------------------------                         --------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)


  850 Spice Islands Drive, Sparks, NV                            89431
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


Issuer's Telephone number:  (775) 829-1310
                            --------------


Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.001 Per Share
                    ----------------------------------------
                                (Title of Class)

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

            State issuer's revenues for its most recent fiscal year: The Company had no revenue for the year ending December 31, 2003.

            State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: On March 10, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of which the common equity was sold on that date, equals $29,051,751.

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

         On September 1, 1994, an Exchange Agreement was executed between the Company and the stockholders of The Patterson Group, Inc., a California corporation, whereby the California corporation was acquired as a wholly-owned subsidiary of the Company. This transaction resulted in a name change for the Company to The Patterson Group, Inc., a reverse split of the Company's stock of 40 to 1, and the issuance to the stockholders of the California corporation of 4,500,000 shares. Until 1996, the Company's business of providing hazardous waste transportation was conducted through its wholly-owned subsidiary. During 1996, the subsidiary ceased its operations. In June of 1998, the subsidiary sought relief under Chapter 7 of the bankruptcy laws before the United States Bankruptcy Court for the Central District of California. During 1997, the Company organized another subsidiary, APF Holdings, to conduct its business. As part of this reorganization, the Company changed its name to American Pacific Financial Services. APF Holdings ceased doing business in 1998.

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

         As of March 10, 2004, there were issued and outstanding 50,820,083 shares of the Company's authorized shares of common stock.

         Except as described above, to management's knowledge, the Company has not been subject to bankruptcy, receivership or any similar proceeding.

         The Company maintains its principal executive offices and facilities at 850 Spice Islands Drive, Sparks, Nevada 89431. The Company owns all of its assets as shown on the financial statements hereunder as of December 31, 2003.

(b)      Business of the Issuer

(1)      Principal Products and Services and Their Markets

         The Company's principal business is the development and licensing of its proprietary technology for the reduction of the sulfur content of crude oils and petroleum fuels. The Company is also investigating whether its technology will effectively reduce nitrogen, acids and certain metals in crude oils and refined products, as well as upgrade crude oils through the conversion of the heavy hydrocarbon components of petroleum residua to lighter components and by shifting the boiling point of crude oils. The Company also intends to enter into agreements for the further development of its proprietary technology and for the licensing of the technology to third parties. To provide impetus to the expected licensing efforts, the Company is designing and developing proprietary desulfurization units. The desulfurization units are expected to operate at low temperature and atmospheric pressure and have a relatively small "footprint" compared with existing desulfurizing equipment.

         The market for the Company's technology and desulfurization units will be the producers and refiners of crude oils and refined products. If the Company is able to commercially develop its technology for the reduction of sulfur in crude oils, producers would be able to equalize the price differential between high sulfur crude oil and low sulfur crude oil. In addition, crude oil reserves which are underutilized due to high sulfur content would become more economically viable. By reducing the sulfur content of the crude oils, refiners would be able to utilize high sulfur crude oil more efficiently in their existing hydrotreaters.

         Refiners and fuel distributors are faced with the challenge of meeting tough new and proposed environmental regulations for reduced sulfur petroleum fuels. The Company's technology is intended to provide a cost effective solution that aids refiners, oil producers and fuel distributors in meeting the mandated sulfur limits in petroleum fuels.

(2)      Distribution Methods

         The Company intends to enter into agreements with others to market its technology and units both domestically and internationally to crude oil producers, petroleum refiners, and fuel distributors.

(3)      Status of Publicly Announced New Products or Services

         The Company has announced no new products.

(4)      Competitive Business Conditions

         The Company is a new entrant in the market for development and sale of sulfur reduction technology to the oil industry. The Company faces well-established and well-funded competition. There can be no assurance that the Company will be able to enter into agreements for the further development and marketing of its technology.

(5)      Dependence on Major Customers

         As indicated throughout this Item 1, the Company is a development stage company which is in the process of commercializing its proprietary technology. The Company is largely dependent on the efforts of others to further develop its technology and then market the technology to crude oil producers, petroleum refiners, and fuel distributors.

(6)      Patents, Trademarks, Licenses, Copyrights, etc.

         The Company owns three United States patents, Unites States Patent Nos. 6,402,939, 6,500,219, and 6,652,992, and has multiple foreign patent applications pending relating to these three United States patents. The Company has filed two further patent applications. First, the Company filed a patent application relating to power supplies for ultrasonic probes. Second, the Company filed a patent application relating to the conversion of the heavy hydrocarbon components of petroleum residua to lighter components through ultrasonic treatment. The second patent application describes a shift in the entire boiling point to lower boiling points and permits the refining of a greater proportion of usable fractions from petroleum residua. The Company has also applied for the trademark "deSN" with reference to its desulfurization units.

         The Company attempts to minimize unauthorized duplication of its process by a variety of methods, however, there can be no assurance that unauthorized duplication will not occur. The Company attempts, and will continue to attempt, to protect its desulfurization and upgrading process by relying on patent laws as well as non-disclosure and confidentiality agreements with its employees and all other persons who have access to its proprietary technology.

(7) Governmental Approval, Effect of Governmental Regulations and Costs and Effects of Compliance with Environmental Laws.

         The Company does not expect to be adversely affected by any required governmental approvals, or by the effect of any governmental regulations or the costs of compliance with environmental laws.

(8)      Research and Development in the Last Two Years

         The Company is engaged in a research and development program for its technology. The Company expects to continue to research and develop its continuous flow system and to explore the expansion of the range of petroleum products that can be desulfurized or upgraded with the Company's technology. During the past two years, SulphCo's research and development costs have totaled $513,151.20. During that time, substantially all of SulphCo's business efforts were spent on research and development.

(9)      Employees

         As of March 10, 2004, the Company had fourteen (14) full-time employees and a consulting agreement with RWG, Inc., for the services of its Chairman and CEO, Rudolf W. Gunnerman. One of the five (5) officers and/or directors of the Company also performs accounting services on behalf of the Company but does so on a non-exclusive basis. None of the Company's employees or independent contractors are subject to a collective bargaining agreement and the Company believes its relations with its employees and independent contractors are good.

(c)      Reports to Security Holders

         The Company is a "reporting company" and it files reports with the Securities and Exchange Commission. In this regard, the Company files quarterly reports on Form 10-QSB, annual reports on Form 10-KSB and, as required, files reports on Form 8-K. To the extent that the Company is required to deliver annual reports to security holders through its status as a reporting company, the Company shall deliver annual reports. Also, to the extent the Company is required to deliver annual reports by the rules or regulations of any exchange upon which the Company's shares are traded, the Company shall deliver annual reports. All annual reports will contain audited financial statements as may be required.

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

--------------------------------------------------------------------------------
ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

(1) Principal Plants and Property and Description of Real Estate and Operating Data

         The Company's executive offices and facilities are located at 850 Spice Islands Drive, Sparks, Nevada 89431. The Company leases this space from Dermody Industrial Group and has an option to purchase the property for $3,100,000. The Dermody Industrial Group lease and option was extended for one year and now expires March of 2005. This property is adequate for the Company's currently anticipated needs and is adequately insured.

(2)      Investment Policies

         The Company's plan of operations is focused on the development of its proprietary technology and marketing endeavors described in Item 1 above. Accordingly, the Company has no particular policy regarding each of the following types of investments:

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

    On or about March 4, 2002, the Salt Lake City, Utah office of the Securities and Exchange Commission sent letters to the Company and its CEO, Rudolf W. Gunnerman, indicating that as a result of its investigation captioned In the Matter of SulphCo, Inc. (SL-02337), the staff of the Salt Lake District Office was recommending that a civil injunctive action be filed naming the Company and Mr. Gunnerman as defendants. The letter to the Company alleges violations of Sections 5(a), 5(c) and 17(a) of the Securities Act of 1934 and Section 10(b) of the Securities Act of 1934 and Rule 10b-5 thereunder. The letter to Mr. Gunnerman alleges violations of Section 5(a), 5(c), and 17(a) of the Securities Act of 1934 and Section 10(b) of the Securities Act of 1934 and Rule 10b-5 and Rule 101 under Regulation M thereunder. The letters invite the Company and Mr. Gunnerman to submit written statements concerning the staff's allegations. Such written statements are generally as known as "Wells Committee Submissions." The Company and Mr. Gunnerman deny the allegations made by staff in the letters and have retained counsel who submitted an initial Wells submission response to the staff's allegations in March 2002. In response to a second set of letters received in June 2003 detailing basically the same allegations and including a proposed administrative proceeding against the Company and Mr. Gunnerman, the Company retained replacement counsel who submitted a second set of Wells submission responses in August 2003. The Company met with the staff of the Salt Lake City, Utah office in February 2004 and was advised that the staff is actively seeking authorization from the Securities and Exchange Commission to commence the civil injunctive action and administrative proceedings against the Company and Mr. Gunnerman. The Company is unable to predict the outcome of any action, if commenced. Any such action could have a material adverse effect on the Company.

         In March of 2003, Art Beroff filed suit as a plaintiff against the Company in the Second Judicial District Court, State of Nevada, Civil Action No. CV03-01481. Mr. Beroff claims that on or about January 20, 1998, he had exercised an option to acquire nine percent (9%) of the common stock of the Company's predecessor, The Patterson Group, Inc., for $701.34 and had executed a Subscription Agreement for the purchase of 701,339 shares. Mr. Beroff claims the Subscription Agreement was accepted by the Company's predecessor but that no stock certificate was ever issued for the shares. The number of shares claimed could equate to approximately 70,134 shares of the Company's current common stock. The Company has learned that its former general counsel, Alexander H. Walker, Jr., transferred 70,000 shares of the Company's common stock owned by him to Mr. Beroff, apparently to fulfill Mr. Walker's indemnity obligations to the Company. As a result of this transfer of shares, the lawsuit against the Company was dismissed with prejudice on January 22, 2004.

         On January 5, 2004, the Company filed a lawsuit in the Second Judicial District Court for the State of Nevada, Case No. CV04-00013, against Alexander
H. Walker, Jr., the Company's former general counsel and director, and Nevada Agency & Trust Company, a Nevada corporation and the Company's former transfer agent. The complaint alleges breaches of fiduciary duty, contract violations and conversion, and other related claims, in connection with the sale of shares of the Company's common stock to Coldwater Capital, LLC and Mark Neuhaus in 2001. The Company claims it did not receive approximately $737,000 of the purchase price for the shares sold. The defendants have answered the complaint, generally denying the allegations and raising affirmative defenses, and cross complaining against Coldwater Capital, LLC and Mark Neuhaus for the payment of the funds owed the Company.

--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders through the solicitation of proxies. No shareholder action was taken during that time via a consent of a majority of shareholders pursuant to applicable state law.

                                     PART II

--------------------------------------------------------------------------------
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

a.       Market Information

         Quotations for the Company's common stock are made on the system of the National Association of Securities Dealers, Inc. ("NASD"), known on the Over the Counter Bulletin Board under the symbol "SLPH".

         The following table sets forth the range of high and low bid prices for the Company's common stock for each quarterly period indicated as reported by the Research Department of the NASDAQ Stock Market, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Common Stock

         Quarter Ended                    High Bid   Low Bid
         -------------                    --------   -------
         December 31, 2003                $  0.65    $ 0.00
         September 30, 2003               $  0.56    $ 0.21
         June 30, 2003                    $  0.40    $ 0.26
         March 31, 2003                   $  0.70    $ 0.30
         December 31, 2002                $  0.39    $ 0.19
         September 30, 2002               $  0.39    $ 0.14
         June 30, 2002                    $  0.53    $ 0.18
         March 31, 2002                   $  0.73    $ 0.40

b.       Holders

         There were approximately 294 holders of record of the Company's common stock as of February 28, 2004.

c.       Dividends

         There were no cash dividends declared on any class of the Company's stock in 2002 or 2003.

d.       Issuances of Certain Shares in 2003

         On November 4, 2003, the Company issued 2,173,913 shares to Rudolf W. Gunnerman, the Company's Chairman of the Board and Chief Executive Officer, in consideration of the cash payment of $500,000. Such shares were issued in reliance on the exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

e.       Securities Authorized for Issuance Under Equity Compensation Plans

         The following table sets forth certain information as of December 31, 2003, with respect to compensation plans (including individual arrangements) under which equity securities of the Company are authorized for issuance:

                                            Equity Compensation Plan Information
----------------------------- ---------------------------- ------------------------ ----------------------------------------
                                          (a)                        (b)                               (c)
----------------------------- ---------------------------- ------------------------ ----------------------------------------
                               Number of securities to be       Weighted-average         Number of securities remaining
                                issued upon exercise of        exercise price of       available for future issuance under
                                 outstanding options,         outstanding options,    equity compensation plans (excluding
     Plan Category                warrants and rights         warrants and rights     securities reflected in column (a))
     -------------                -------------------         -------------------     -----------------------------------
Equity Compensation
   Plans Approved by
   Security holders (1)                      --                         --                               --
----------------------------- ---------------------------- ------------------------ ----------------------------------------

Equity Compensation Plans
   Not Approved by Security
   holders (2)                        1,100,000                       $.53                              (3)
----------------------------- ---------------------------- ------------------------ ----------------------------------------

Total                                 1,100,000                       $.53                               --

----------------------------- ---------------------------- ------------------------ ----------------------------------------

------------
(1) As of December 31, 2003, the Company did not maintain equity compensation plans that its shareholders have approved.
(2) Represents grants to officers and directors pursuant to individual compensation plans.
(3) Future grants are within the discretion of the Board of Directors and, therefore, cannot be determined at this time.

         The Company does not presently maintain equity compensation plans covering officers or directors, but maintains a 2003 Non-Officer Limited Stock Appreciation Rights Plan for employees who are not officers or directors. In the past the Company has granted options to officers, directors and other employees on a case-by-case basis. Included in the table above are the following options granted pursuant to individual compensation arrangements with officers and directors. On February 17, 2003, Kirk S. Schumacher, President of the Company, was granted stock options to purchase 1,000,000 shares of the Company's stock at an exercise price of $.55 per share, expiring February 14, 2005. On May 8, 2003, Pat Lacy, Controller of the Company, was granted stock options to purchase 100,000 shares of the Company's common stock at an exercise price of $.35 per share, expiring May 8, 2005.

--------------------------------------------------------------------------------
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

         Statements contained in this Item and elsewhere in this report that are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories, changes in the regulatory environment in which the Company competes, and access to sources of capital.

Plan of Operation

1.       Business Plans

         During 2004, the Company intends to further develop its proprietary technology and to develop and produce a commercially feasible desulfurization unit to desulfurize and upgrade crude oil. In this regard, the Company has completed the fabrication of a 1,000 bbl per day desulfurization unit that has been placed at a petroleum refinery. All required environmental and other regulatory permits for the testing have now been obtained. The Company expects to test this desulfurization unit within the next several months, assuming that the results of the testing of its bench scale apparatus are sufficiently positive as discussed below in "Results of Testing." The petroleum company has stated that it will expend the funds necessary to test the 1,000 bbl per day desulfurization unit only if the results of the analytical testing of the Company's bench scale unit are sufficiently positive.

         If the refinery testing of the 1,000 bbl per day desulfurization unit in fact occurs and is successful, the Company intends to develop a desulfurization unit which will process more than 1,000 bbl per day of crude oil. Once a larger desulfurization unit is developed and tested, the Company intends to commence the manufacture of the units in its manufacturing facilities and sell or lease the units to petroleum producers, refiners, and distributors in collaboration with others. The Company also intends to license petroleum producers, refiners and distributors with rights to its proprietary technology in collaboration with others. However, there are no assurances that, even if the refinery testing is successful, it will be able to enter into a licensing agreement or that the terms of any such licensing agreement will be favorable. If refinery testing does not occur, or if the results of the refinery testing are negative or not sufficiently positive, the Company likely will not be able to continue its business or continue development or further testing absent additional funding. As discussed below in "Liquidity and Capital Resources", the Company presently has insufficient commitments for additional funding, and there are no assurances that additional funding will be available at the times and in the amounts required.

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

         Also, any delays or unforeseen impasses in the development of the proprietary technology or the marketing of licenses and industrial units for the proprietary technology would have not only an impact on the timing of the Company's business plan but could entirely disrupt such plans and prevent the Company from bringing the proprietary technology to market.

2.       Results of Testing

         Since December 2000, the Company has been developing and testing its desulfurization technologies. Except for limited and inconclusive testing performed by the University of Nevada, Reno, testing of the effectiveness of the Company's desulfurization process has been conducted primarily in-house, with some testing having been conducted by interested third parties, including recent testing by a major petroleum company. The Company's results have been generally favorable but rely on batch testing of low volumes of petroleum product. The results of the testing by the petroleum company which have been shared with the Company have also been generally favorable, but are subject to the same low volume limitations and additionally have revealed anomalies in the tests which have been run. The results of these low volume batch tests are difficult to interpret, both with respect to what is exactly happening in the samples and the magnitude of the change in the samples. The Company continues to provide samples produced by its batch process bench scale desulfurization unit to the petroleum company. The Company has been advised that refinery testing of the 1,000 bbl per day desulfurization unit is dependent upon favorable results of the analytical testing of the samples as conducted by the petroleum company.

         Development and commercialization of a new technology, such as the Company's desulfurization process, is inherently subject to significant risks. Accordingly, there are no assurances that the desulfurization technology will perform as indicated in the initial testing or that the Company will be able to successfully develop and commercialize its desulfurization technology. Introducing and enhancing a new technology involves numerous technical challenges, substantial financial and personnel resources, and often takes many months or years to complete. The Company cannot be certain that it will be successful at commercializing its desulfurization technology on a timely basis, or in accordance with its milestones, if at all. In addition, the Company cannot be certain that, once a desulfurization unit is made operational, the unit will perform as expected. The Company's technology is complex and, despite further vigorous testing and quality control procedures, may contain undetected errors. Any inability to timely deliver a commercially viable desulfurization unit could have a negative effect on the Company's business, revenues, financial condition and results of operations.

3.       Liquidity and Financial Results

         As of March 19, 2004, the Company had $348,527 in available cash reserves. The Company has a commitment from Erika Herrmann to fund an additional $250,000 loan to the Company which retires an existing $250,000 loan. As the Company is a development stage company, it did not generate any material revenues in the year ended December 31, 2003, and it does not anticipate generating any material revenues unless and until a licensing agreement or other commercial arrangement is entered into with respect to its technology. The Company's cash operating expenses were $2,314,073 for the year ended December 31, 2003, which is higher than the Company's cash operating expenses of $1,909,777 for the year ended December 31, 2002. In addition, the Company incurred in 2003 a new cash expenditure in capitalized plant preproduction costs totaling $475,940. Including the capitalized plant preproduction costs, the Company's current monthly cash outflow, or cash burn rate, is approximately $250,000 per month. Therefore, assuming the $250,000 loan from Erika Herrmann is funded and unless licensing revenue or additional funds are received, through loans or equity financing, the Company will be required to substantially reduce or cease its business operations by the end of April 2004 and it will not be able to continue to exist, conduct further development and testing of its technologies, take advantage of future opportunities or respond to unanticipated requirements, any of which would negatively impact its business, operating results and financial condition. Other than the commitment from Erika Herrmann to fund $250,000, the Company has no commitments for additional funds, and there are no assurances that such funds will be available at the times and in the amounts required by the Company, if at all.

4.       Research and Development

         The Company will continue its research and development program during 2004 in order to expand the development of the design and manufacture of commercial desulfurization units which embody the Company's proprietary technology. Management anticipates that its research and development costs will be approximately $600,000 for the year 2004, subject to the availability of funding.

5.       Facilities and Personnel

         In March of 2003, the Company moved from its offices and laboratory at 1650 Meadow Wood Lane, Reno, Nevada 89502, to its offices, laboratory and production space at 850 Spice Islands Drive, Sparks, Nevada 89431. The Company employs approximately 14 full-time employees in March 2004, and has the full-time service of its Chairman and CEO, and would increase or decrease that number as its needs require and as is normal in general business operations.

6.       Change in G & A Expense

         The premises rental increased by $30,148 per month during 2003 as the Company moved into a facility that combined business offices, research facilities and manufacturing space.

--------------------------------------------------------------------------------
ITEM 7.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  SULPHCO, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

                                  SULPHCO INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                DECEMBER 31, 2003
                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------







                                                                          PAGE
                                                                          ----

Report of independent auditor                                             F-2

Balance sheet                                                             F-3

Statement of operations                                                   F-4

Statement of stockholders' equity                                         F-5

Statement of cash flows                                                   F-6

Notes to financial statements                                             F-7

                             FORBUSH AND ASSOCIATES
                       1155 West Fourth Street, Suite 210
                               Reno, Nevada 89503
                    Phone (775) 337-6001 Cell (775) 771-5129
                               Fax (775) 337- 6220
                           email: danforbush@juno.com

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
    And Shareholders of
    SulphCo, Inc.

We have audited the balance sheet of SulphCo, Inc. (A Development Stage Company) as of December 31, 2003, 2002 and 2001 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on my audit.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of SulphCo, Inc. (A Development Stage Company) as of December 31, 2003, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted in the United States of America.

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




Reno, Nevada
March 25, 2004

                                                       SULPHCO, INC
                                               (A DEVELOPMENT STAGE COMPANY)
                                                       BALANCE SHEET

                                                                                           December 31
                                                                         -------------------------------------------------
ASSETS                                                                       2003              2002               2001
--------------------------------------------------------------------     -------------     -------------     -------------
Currents Assets:
    Cash and cash equivalents (Note 1)                                   $    735,733      $     13,574      $    173,432
    Accounts Receivable                                                           231                --                --
    Receivable from related party (Note 7)                                         --                --         1,360,685
    Other Receivables                                                              --                --             1,500
    Deposits                                                                   36,822            21,080                --
    Prepaid expenses                                                           10,973            11,184            50,631
                                                                         -------------     -------------     -------------

          Total current assets                                                783,759            45,838         1,586,248

Property and equipment, net (Note 1)                                          222,516           202,575           322,514
Construction in progress (Note 1)                                                  --           583,470                --
Inventory                                                                   1,005,177
Investment in subsidiary (Note 2)                                                  --                --           220,086
                                                                         -------------     -------------     -------------

                                                                         $  2,011,452      $    831,883      $ 2,128,848
                                                                         =============     =============     ============

--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------


Current liabilities:
    Accounts payable                                                     $     20,060      $    153,439      $     66,541
    Accrued liabilities                                                        77,480            75,732            45,968
    Line of credit (Note 3)                                                        --           500,000                --
    Note payable (Note 4)                                                     750,000           420,000         1,000,000
    Current portion of lawsuit settlement-Cullen (Note 7)                      13,634            86,364                --
                                                                         -------------     -------------     -------------

          Total current liabilities                                           861,174         1,235,534         1,112,509

Lawsuit settlement-Cullen, net of current                                          --            13,636                --

Stockholders' equity:
    Preferred stock: 10,000,000 shares authorized ($0.001 par value)
        none issued                                                                --                --                --
    Common stock: 100,000,000 shares authorized ($0.001 par value)
       49,667,118, 47,621,170 and 39,927,170 shares issued and
       outstanding at December 31, 2003, 2002 and 2001, respectively           49,670            47,621            39,927
    Paid in capital                                                        19,415,389        19,122,438        15,646,632
    Stock subscription receivable (Note 9)                                   (812,000)       (4,624,500)       (6,249,500)
    Deficit accumulated during the development stage                      (17,502,781)      (14,962,846)       (8,420,720)
                                                                         -------------     -------------     -------------

           Total stockholder's equity                                       1,150,278          (417,287)        1,016,339
                                                                         -------------     -------------     -------------

                                                                         $  2,011,452      $    831,883      $ 2,128,848
                                                                         =============     =============     ============

                                     See accompanying notes to financial statements.

                                                SULPHCO, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENT OF OPERATIONS
                             YEAR ENDED DECEMBER 31, 2003, 2002, 2001, 2000, AND
                                              INCEPTION TO DATE

                                                                                                Inception to
                                               2003              2002             2001              date
                                          -------------     -------------     -------------     -------------
Revenue                                   $         --      $    (42,967)     $         --      $    (42,967)

Operating Expenses:
   Depreciation                                191,043           160,530           192,903           565,647
   General and administrative                1,588,123         6,168,148         6,655,442        15,608,522
   Research and development (Note 9)           725,950           261,629           113,276         1,376,070
                                          -------------     -------------     -------------     -------------

      Total operating expenses               2,505,116         6,590,307         6,961,621        17,550,239
                                          -------------     -------------     -------------     -------------

         Loss from operations               (2,505,116)       (6,547,340)       (6,961,621)      (17,507,272)

Other income (expenses)                        (34,818)            5,213            34,096             4,491
                                          -------------     -------------     -------------     -------------

         Net income before taxes            (2,539,934)       (6,542,127)       (6,927,525)      (17,502,780)

Income tax benefit (Note 10)                        --                --                --                --
                                          -------------     -------------     -------------     -------------

         Net loss                         $ (2,539,934)     $ (6,542,127)     $ (6,927,525)     $(17,502,780)
                                          =============     =============     =============     =============

Loss per common share -
   basic and diluted                      $      (0.05)     $      (0.15)     $      (0.22)
                                          =============     =============     =============

Weighted average shares outstanding -
   basic and diluted                        46,722,127        43,774,170        31,448,585
                                          =============     =============     =============

                               See accompanying notes to financial statements.

                                                            SULPHCO, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   FROM DATE OF INCEPTION THROUGH
                                                          DECEMBER 31, 2003

                                              Common Stock              Additional                       Stock            Total
                                      -----------------------------      Paid-in       Accumulated    Subscriptions   Stockholders'
                                          Shares          Amount         Capital         Deficit       Receivable        Equity
                                      -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, JANUARY 13, 1999                       --    $         --    $         --    $         --    $         --    $         --

STOCK ISSUED FOR CASH AT $167
  PER SHARE                                  1,000               1         166,999              --              --         167,000

RESTATE FROM RECAPITAL OF GRD, INC.     19,999,000          19,999         (19,999)             --              --              --

NET LOSS                                        --              --              --        (128,802)             --        (128,802)
                                      -------------   -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31, 1999              20,000,000          20,000         147,000        (128,802)             --          38,198

CONTRIBUTIONS FROM STOCKHOLDER:
   CASH                                         --              --         169,168              --              --         169,168
   EQUIPMENT                                    --              --         362,331              --              --         362,331

ACQUISITION OF FILMWORLD, INC            1,200,000           1,200        (251,200)             --              --        (250,000)

CONTRIBUTION OF CAPITAL                    820,000             820         409,180              --        (208,500)        201,500

ISSUANCE OF STOCK OPTIONS                       --              --       1,014,200              --              --       1,014,200

NET LOSS                                        --              --              --      (1,364,393)             --      (1,364,393)
                                      -------------   -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31, 2000              22,020,000          22,020       1,850,679      (1,493,195)       (208,500)        171,004

STOCK ISSUED FOR SERVICES                  200,000             200         571,800              --              --         572,000

STOCK ISSUED FOR SERVICES
  - RELATED PARTY                        4,342,800           4,343       4,782,557              --              --       4,786,900

STOCK ISSUED FOR CASH
  - RELATED PARTY                          724,750             725       1,207,162              --              --       1,207,887

STOCK ISSUED FOR SUBSCRIPTIONS
  RECEIVABLE                            12,639,620          12,640       7,352,860              --      (6,041,000)      1,324,500

ISSUANCE OF STOCK OPTIONS                       --              --              --              --              --              --

RETURN OF SHAREHOLDER CAPITAL                   --              --        (118,427)             --              --        (118,427)

NET LOSS                                        --              --               1      (6,927,525)             --      (6,927,524)
                                      -------------   -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31, 2001              39,927,170    $     39,927    $ 15,646,632    $ (8,420,720)   $ (6,249,500)   $  1,016,340
                                      =============   =============   =============   =============   =============   =============

                                           See accompanying notes to financial statements.

                                                            SULPHCO, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   FROM DATE OF INCEPTION THROUGH
                                                          DECEMBER 31, 2003

                                              Common Stock              Additional                       Stock            Total
                                      -----------------------------      Paid-in       Accumulated    Subscriptions   Stockholders'
                                          Shares          Amount         Capital         Deficit       Receivable        Equity
                                      -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 2001              39,927,170    $     39,927    $ 15,646,632    $ (8,420,720)   $ (6,249,500)   $  1,016,340

STOCK ISSUED FOR SERVICES                   50,000              50          13,450              --              --          13,500

STOCK ISSUED FOR SERVICES
  - RELATED PARTY                       10,000,000          10,000       4,990,000              --              --       5,000,000

STOCK ISSUED FOR CASH                      100,000             100           9,900              --              --          10,000

COLLECTION ON SUBSCRIPTIONS
  RECEIVABLE                                    --              --              --              --         515,500         515,500

CANCELLED SUBSCRIPTIONS RECEIVABLE      (1,000,000)         (1,000)       (499,000)             --         500,000              --

ISSUANCE OF STOCK OPTIONS                   75,000              75         (27,575)             --          37,500          10,000

RETURN OF SHAREHOLDER CAPITAL           (1,100,000)         (1,100)       (570,900)             --         572,000              --

RETURN OF STOCK SUBSCRIPTION              (431,000)           (431)       (440,069)             --              --        (440,500)

NET LOSS                                        --              --              --      (6,542,127)             --      (6,542,127)
                                      -------------   -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31, 2002              47,621,170    $     47,621    $ 19,122,438    $(14,962,846)   $ (4,624,500)   $   (417,287)

STOCK ISSUED FOR SERVICES                  100,000             100          32,400              --              --          32,500

PAYMENT ON "STOCK SUBSCRIPTION                  --              --              --              --       3,575,000       3,575,000

RETURN OF STOCK SUBSCRIPTION              (225,000)           (225)       (237,275)             --         237,500              --

STOCK ISSUED FOR CASH                    2,173,913           2,174         497,826              --              --         500,000

ROUNDING                                        --              --              --              --              --              (1)

NET LOSS                                        --              --              --      (2,539,934)             --      (2,539,934)
                                      -------------   -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31, 2003              49,670,083    $     49,670    $ 19,415,389    $(17,502,781)   $   (812,000)   $  1,150,278
                                      =============   =============   =============   =============   =============   =============

                                          See accompanying notes to financial statements.

                                                           SULPHCO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENT OF CASH FLOWS
                                          YEAR ENDED DECEMBER 31, 2003, 2002, 2001, 2000
                                                       AND INCEPTION TO DATE

                                                                                                                       Inception
                                                                    2003              2002             2001             to date
                                                               -------------     -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $ (2,539,934)     $ (6,542,127)     $ (6,927,525)     $(14,962,846)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
    Depreciation and Amortization                                   191,043           160,530           192,903           559,853
    Issuance of stock                                                    --                --         5,358,900         6,373,700
    (Increase) Decrease in:
        Accounts receivable                                            (231)               --                --              (231)
        Receivable from related party                                    --         1,360,685            16,935         1,372,685
        Prepaid expenses                                                211            40,947           (50,631)           (9,473)
        Deposits                                                    (15,742)          (21,080)               --           (36,822)
    Increase (Decrease) in:                                              --                --
        Accounts payable                                           (133,379)           86,898            47,787            20,060
        Other payables                                                   --           (23,384)               --           (23,384)
        Accrued liabilities                                           1,748            53,145            12,539           100,861
        Lawsuit settlement                                          (86,366)          100,000                --            13,634
                                                               -------------     -------------     -------------     -------------

            Net cash used in operating activites                 (2,582,650)       (4,784,386)       (1,349,092)       (6,605,597)
                                                               -------------     -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                              (210,984)          (40,591)         (108,075)         (199,005)
   Investment in subsidiary                                              --                --          (220,086)         (220,086)
   Inventory                                                       (421,707)           (1,625)               --          (423,332)
   Payments made to develop intangible assets                            --                --                --           (15,843)
                                                               -------------     -------------     -------------     -------------

            Net cash used in investing activites                   (632,691)          (42,216)         (328,161)         (858,266)
                                                               -------------     -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock                                  295,000             7,344         1,207,887         1,382,231
   Proceed from stock subscriptions                               3,575,000           147,000                --         3,722,000
   Note payable                                                     330,000           250,000         1,000,000         1,580,000
   Line of credit                                                  (500,000)          500,000                --                --
   Return of capital                                                     --                --          (118,427)         (118,427)
   Stock issued for services                                             --         3,476,156                --         4,055,324
   Stock subscriptions, net                                         237,500                --         1,324,500         1,353,500
   Payments on contracts payable                                         --                --          (200,000)         (250,000)
   Proceeds from (repayment of) advance from related party               --          (830,000)       (1,461,285)       (2,191,285)
                                                               -------------     -------------     -------------     -------------

            Net cash provided by financing activites              3,937,500         3,550,500         1,752,675         9,533,343
                                                               -------------     -------------     -------------     -------------

Net increase in cash and cash equivalents                           722,159        (1,276,103)           75,422         2,069,479

Cash and cash equivalents at beginning of period                     13,574           173,432            98,010                --
                                                               -------------     -------------     -------------     -------------

Cash and cash equivalents at end of period                     $    735,733      $ (1,102,671)     $    173,432      $  2,069,479
                                                               =============     =============     =============     =============

                                          See accompanying notes to financial statements.

                                  SULPHCO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2003, 2002, 2001 AND 2000

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

Since the shareholders of GRD continue to control the Company the merger has been accounted for as a recapitalization of GRD. Consequently the results of operations are those of GRD since its inception on January 13, 1999.

BUSINESS
The Company is still considered as a developmental stage company in 2003, as defined by SFAS No. 7. The Company is engaged in the business of developing and marketing a process for removing sulfur from petroleum and plans to collect royalties from their desulfurizing units in near future.

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

INVENTORY
The Company's inventory is valued at cost. The Company recognizes inventory on any replacement parts it intends to sell and spare parts for it's desulfurizing unit.

                                  SULPHCO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002, AND 2001

CONSTRUCTION-IN-PROGRESS
Construction-In-Progress consist of uncommissioned and incomplete desulfurizing units at the end of period. See Note 2 and 3 for detail.

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

Depreciation is determined using the straight-line and accelerated methods over the estimated useful lives of the asset for financial reporting purposes and amounted to $191,043 during 2003 and $160,530 during 2002. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in the statement of operations.

Property and equipment consisted of the following at December 31:

                                             2003          2002          2001
                                          ----------    ----------    ----------

         Machinery and equipment          $ 585,985     $ 454,410     $ 431,702
         Furniture and fixtures              44,669        26,458        26,458
         Computer                            67,367        45,901        28,018
         Leasehold improvements              50,337        11,434        10,605
                                          ----------    ----------    ----------

                                            748,358       538,203       496,783

         Less: accumulated depreciation    (525,842)     (334,799)     (174,269)
                                          ----------    ----------    ----------

                                          $ 222,516     $ 203,404     $ 322,514
                                          ==========    ==========    ==========

INTANGIBLE ASSETS
Intangible assets consist primarily of patent costs. Patent costs are amortized on a straight-line basis over term of the patent. The Company assesses recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through discounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flow using a discount rate that reflects the Company's average cost of funds. The Company has no intangible assets as of December 31, 2003 and loan origination fee of $8,333.38 as of December 31, 2002.

RESEARCH AND DEVELOPMENT
The Company charges expenses to research and development as incurred. The Company expensed $204,392 in 2003 and $190,656 in 2002.

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

                                  SULPHCO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002, AND 2001

to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company had not prepared 2002 tax return as of December 31, 2003. It is estimated the Company does not owe any income taxes on the tax return since the operation was not profitable in 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and amended by SFAS No, 138, issued in June 2000. The requirements of SFAS No. 133, as amended, are effective for the Company in the first quarter of the fiscal year beginning January 1, 2001. The standard establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Under the standard, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has determined SFAS 133 have no impact on the Company's financial position and results of operations because the Company has no derivative activity.

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

                                  SULPHCO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002, AND 2001

2. INVENTORY
   The Company has $1,005,177 in inventory as of December 31, 2003. This amount includes $361,728 reclassified from CONSTRUCTION-IN-PROGRESS and expenses incurred on additional parts and equipments acquired for the desulfurizing unit in 2003.

3. CONSTRUCTION-IN-PROGRESS
   The Company has an uncommissioned desulfurizing unit as of December 31, 2003. The desulfurizing unit consists of a trailer containing equipment and machine used to remove sulfur from crude oil. The Company incurred $321,167 and accrued $40,591 in sales taxes on this unit in 2002 and classified it as property plant and equipment because the Company intended to own its machines and receive a rental payment for the unit. Management has since determined that the equipment will be manufactured and sold to the companies customers. Therefore, $361,758 was reclassified to inventory from Construction-In-Progress as of December 31, 2003 and the sales tax accrual removed from the accounts of the Company.

4. INVESTMENT IN SUBSIDIARY
   On November 1, 2001, the Company formed a joint venture to implement its desulfurization process throughout Europe. To initiate the program, the company granted an Exclusive Technology License to Innovative Clean Technologies S.A., a Luxembourg corporation and wholly owned subsidiary of Eliop International. Eliop International is a Luxembourg corporation owned 50.5% by the Company. These corporations are managed by Mr. Luigi Profumo, who controls Eliop Sr.1., a major petroleum refinery in Genoa, Italy. This investment is valued in 2001 based on the net book value of equipment provided to the refinery in Italy under the licensing agreement with Innovative Clean Technologies S.A. (ICT). ICT has not fulfilled the requirements of its license in that it has not submitted the monthly reports along with the royalty payments envisioned in the agreement.

   The joint venture agreement was cancelled as of August 5, 2002. As of this date, ICT has no authority to represent the Company and was demanded to immediately return the Company's equipment valued at $221,771 contributed to this venture. The Company reclassified the investment to construction-in-progress for the reporting purposes to recognize the cancellation of joint venture. As of the report date, it is determined the Company will not received their equipment back from ICT therefore the Company wrote off the investment and the related inventory for the Company's equipment.

5. LINE OF CREDIT
   The Company negotiated a $500,000 revolving line of credit with Nevada State Bank at an interest rate of prime (4.25%) with Rudolf W. Gunnerman, Chairman and President of the Company as the guarantor in 2002. The funds assisted the Company in meeting short-term cash flow requirements. Interest payments on outstanding amounts borrowed are due 24th of each month. The line of credit expired on May 24, 2003. At that time, all amount of principal and unpaid interest were due. Under terms of the line of credit payable to Nevada State Bank, there is no financial requirement on the Company in order to maintain their status on the loan.

   In February 2003, the Company paid $501,821.25 on the line of credit, which includes $500,000 principle and outstanding interest incurred as of the payment date. However, this equity account remained open until its expiration date of May 24, 2003.

   At December 31, 2002, the Company owed $500,000 to Nevada State Bank under the line of credit agreement.

                                  SULPHCO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002, AND 2001

6. NOTES PAYABLE

   The Company's notes payable consists of the following as of December 31, 2003:

   Note payable to Erika Herrmann with
   interest payable monthly at 9.6%                           $     250,000

   Note payable to Erika Herrmann with
   interest payable in 500,000 shares of common stocks              250,000

   Note payable to Rudolf W. Gunnerman with
   interest payable in 500,000 shares of common stocks              250,000
                                                              --------------

                                                              $     750,000
                                                              ==============

   The $250,000 note due to Erika Herrmann requires monthly interest payment of $2,000. This note matures on March 1, 2004. Any unpaid accrued interest will be due with principal when the note matures. In 2003, the Company paid $18,000 of interest on the note and principal amount of $250,000 is still outstanding as of December 31, 2003.

   On December 30, 2003, under the Board's approval, the Company issued $500,000 note to Rudolf W. and Doris Gunnerman and $500,000 note to Erika Herrmann. Each note is entitled to 500,000 shares of the Company's common stock in lieu of interest payment and these stocks needs to be delivered to the note holder by January 15, 2004. Subsequent to year-end, the Company issued 500,000 shares to Rudolf W. and Doris Gunnerman and 500,000 shares to Erika Herrmann.

7. OPERATING LEASE
   The Company entered into a new lease agreement as of March 1, 2003 on its new location 850 Spice Island Drive, Sparks, Nevada with Dermody Industrial Group, a Nevada joint venture. The Company is responsible for monthly payments which include, base rent of $29,580, $1,252.90 system replacement cost, $6,089.46 additional rent based on the square footage of the property and any other cost related to maintaining the property. On February 18, 2004, the Company extended their lease term with Dermody Industrial Group for an additional one year to March 3, 2005.

   Following is a schedule of payments required under the rental lease agreement with Dermody Industrial Group:

                  2004                               $ 443,068
                  2005                                  73,845
                                                     ----------

                                                     $ 516,913
                                                     ----------

   In 2003, the Company was also obligated for the lease of 1650 Meadow Lane between the Company and is majority shareholder, R.W. Gunnerman under a non-cancelable lease agreement. The lease required the Company to make lease payments until either the lease term expires, in February 2004 or the property is sold, which ever comes first. The property sold in November 2003.

   The Company paid $426,139 and $78,315 for rent expense in 2003 and 2002, respectively

                                  SULPHCO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002, AND 2001

8. CONTINGENT LIABILITIES
   Mr. Art Beroff claimed that on or about January 15, 1998 when the Company's predecessor then known as the Patterson Group, Inc., granted him the right to purchase 9% of the Company's then outstanding shares at par value. Mr. Beroff claims to have issued a check in the amount of $701.34 as payment for shares, which could equate to 70,134 shares of the Company current common stock. Mr. Alexander H. Walker, Jr. under an indemnification against such claims settled the claim with Mr. Beroff by transferring 70,000 shares of the Company's stock from Mr. Walker to Mr. Beroff.

   On or about November 2, 2001, Mark Cullen filed a complaint in the Second District Court of the State of Nevada in and for the County of Washoe naming the Company, Rudolf W. Gunnerman, Alexander H. Walker, Jr., Harry Holman and Joseph Sutton as defendants. The Complaint alleges breach of contract and breach of the covenant of good faith and fair dealing against all defendants. In that regard, the Complaint alleges that defendants breached an employment agreement between the Company and Mr. Cullen. The Complaint alleges the damages "in excess of $100,000"and the prayer for relief seeks a judgment against all defendants for compensatory damages in excess of $100,000, plus interest from August 3, 2001, plus reasonable attorneys fees and costs.

   A settlement was reached on the Complaint on February 12, 2003. Mr. Cullen received the 2 million shares that were previously cancelled when his employment ended at the Company. Total sum of $100,000 will also be paid to Mr. Cullen by the Company in installment basis with first payment of $25,000 due by March 3, 2003 and monthly payment of $6,818.18 will be due on the 1st day of each month until paid, without interest beginning on April 1, 2003. As of December 31, 2003, the Company owes $13,636.38

9. RELATED PARTY
   On April 11, 2001, the Company issued 24,750 shares to Harry P. Holman, a director of the Company. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

   On June 29, 2001, the Company issued 350,000 shares to Rudolf W. Gunnerman, Chairman and CEO of the Company, for cash. Such shares were issued in reliance on the exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

   On November 8, 2001, the Company issued 4,000,000 shares to Rudolf W. Gunnerman, Chairman and CEO of the Company. On September, 6,000,000 shares were awarded to Rudolf W. Gunnerman in consideration for services rendered and consulting provided to the Company. Such shares were issued in reliance on the exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

                                  SULPHCO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002, AND 2001

   Mr. Rudolf W. Gunnerman, Chairman and CEO of the Company, had borrowed from the Company $1,360,685 at December 31, 2001 under notes signed by him payable to the Company upon demand and bearing interest at the prime rate on the date of each note. The note rate confirmed by the note holder was 8%. At December 31, 2000, the Company had advances from Rudolf W. Gunnerman, Chairman and CEO of the Company, payable on demand with no interest in the amount of $100,000. Mr. Gunnerman used the advances to offset the receivable and repaid the remaining receivable during 2002.

   On May 24, 2002, the Company borrowed $500,000 line of credit at 4.230% from Nevada State Bank naming Mr. Rudolf W. Gunnerman as the guarantor of the loan. A guarantor was needed to borrow from the financial institution since the Company had not yet established its credit. The line of credit matures on May 24, 2003. See Note 5 for detail.

   At the reporting date, Mr. Rudolf W. Gunnerman has loaned an additional $250,000 to the Company. Also see Notes 6.

   Mr. Rudolf W Gunnerman, through a company he wholly owns, has contracted with the Company to provide services as Chairman of the Board and Chief Executive Officer for a yearly fee. The agreement is set to terminate on July 1, 2004.

10. STOCK SUBSCRIPTIONS RECEIVABLE/STOCK BASED COMPENSATION
   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for employees in the financial statements. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2002, 2001, 2000 and 1999, consistent with the provisions of SFAS No 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                            2003            2002            2001            2000            1999
                                                            ----            ----            ----            ----            ----
     Net earnings including stock option values        $ (2,539,934)   $ (6,542,127)   $ (9,535,026)   $ (2,379,193)   $   (128,802)
                                                       =============   =============   =============   =============   =============

     Earnings per share including stock option values  $      (0.05)   $      (0.15)   $      (0.30)   $      (0.12)   $      (0.01)
                                                       =============   =============   =============   =============   =============

     Weighted average shares outstanding                 46,722,127      43,774,170      31,448,585      20,400,000      20,000,000
                                                       =============   =============   =============   =============   =============

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                          December 31,
                                                   -----------------------------------------------------------
                                                       2003                 2001                     2000
                                                       ----                 ----                     ----
        Expected dividend yield                        $  -0-                    $ -0-                 $ -0-
        Expected stock price volatility             272.3391%        258.29% - 329.96%               695.40%
        Risk-free interest rate                         4.00%              3.44%-4.92%                 6.00%
        Expected life of options                      3 years              1 - 2 years           2 - 3 years

The weighted average fair value of options granted during 2003 is $0.67, 2001 is $1.11 compared to $0.46 in 2000.

                                  SULPHCO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002, AND 2001

During 2002, the Company offered to cancel all stock subscription receivables on the above stock options upon the return of the stock certificates. If the stock option holder agreed, the Company would then reissue the stock options at an exercise price of $0.10, which approximated the market price on the date of offer to exchange. As of December 31, 2003 all options issued under this exchange offer had expired or been exercised.

The following table summarizes information about stock option outstanding at December 31, 2003:

                                               Option Outstanding                    Options Exercisable
                                               ------------------                    -------------------
                                                    Weighted
                                                    Average
                                                   Remaining        Weighted                         Weighted
         Range of                                 Contractual        Average                          Average
         Exercise                Number               Life          Exercise          Number         Exercise
          Prices               Outstanding          (Years)          Prices        Exercisable        Prices
          ------               -----------          -------          ------        -----------        ------
December 31, 2000
              $        .50          9,456,000         1.9           $     .50        9,456,000      $     .50
              $       1.50            325,000         1.9           $    1.50          325,000      $    1.50
--------------------------- ------------------ --------------- --------------- ---------------- --------------
              $.50 to 1.50          9,781,000         1.9           $     .53        9,781,000      $     .53
December 31, 2001
              $        .50          2,100,000         1.5           $     .50        2,100,000      $     .50
              $       1.50            244,000         1.8           $    1.50          244,000      $    1.50
--------------------------- ------------------ --------------- --------------- ---------------- --------------
              $.50 to 1.50          2,344,000         1.6           $     .75        2,344,000      $     .75
--------------------------- ------------------ --------------- --------------- ---------------- --------------
December 31, 2003
              $        .35            100,000         3.0           $     .35          100,000      $     .35
              $        .55          1,000,000         3.0           $     .55        1,000,000      $     .55
--------------------------- ------------------ --------------- --------------- ---------------- --------------
              $ .35 to .55          1,100,000         3.0           $     .53        1,100,000      $     .53
--------------------------- ------------------ --------------- --------------- ---------------- --------------

On May 24, 2001, the Company issued the shares noted in the following schedule in exchange for notes from the registered owners secured by the shares and bearing interest at rates varying from 4% to 7%. The following table shows the shares issued and the outstanding receivable in each year:

                                                                  Number of              Stock subscription receivable
Registered Owner                          Position                  Shares            2003            2002           2001
----------------                          --------                  ------            ----            ----           ----
R. W. Gunnerman                Chairman                            7,150,000       $       -     $ 3,575,000     $ 3,575,000
M. T. Cullen                   Former President & CEO              1,000,000 *             -         500,000         500,000
A. H. Walker, Jr               Secretary                           1,000,000 *             -         500,000         500,000
Paul Neilson                   Consultant                            100,000 *             -               -               -
Kevin Brown                                                            5,000 *             -               -               -
P. M. Johnson                                                         15,000 *             -               -               -
Erika Herrmann                 Employee                              100,000 *             -         150,000         150,000
H. P. Holman                   Director                              200,000 *             -         200,000         200,000
Henry Heimes                   Consultant                             50,000 *             -               -               -
Loren Kalmen                   Contractor                             25,000 *             -          37,500          37,500
S. D. Ligon                    Consultant                             50,000 *             -          75,000          75,000
Rohinis Govind                 Employee                               50,000 *             -          75,000          75,000
T. P. Orme                     Employee                               50,000          75,000          75,000          75,000
Shii Kant Singh                Employee                               25,000 *                        37,500          37,500
Majtaba Ahadiantehrani         Employee                               25,000 *             -          37,500          37,500
Edward Ripley                                                          5,000 *             -               -               -
R. W. Chappell                                                         5,000 *             -               -               -
P. C. Knauff                   Former CFO                            206,000 *             -         103,000         103,000
                                                                                   ----------    ------------    ------------

                                   Total                                           $  75,000     $ 5,365,500     $ 5,365,500
                                                                                   ==========    ============    ============

* These shares were later returned to the Company and cancelled.

                                                             F-15

                                  SULPHCO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001

    All the shares identified in the table above were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933,as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

    In 2003, R. W. Gunnerman, the company's major shareholder has paid in full his subscription for stock. Harry Holman's, a director, stock subscription receivable was cancelled and the stock was returned to the treasury and retired in the third quarter of 2003.

    On September 6, 2001, the Company issued 2,758,620 shares of its common stock under a subscription agreement in which Mark Neuhaus agreed to place the shares with investors interested in assisting the Company in reaching it objectives. The shares were valued at $0.725 per share for a total value of $2,000,000. At December 31, 2001, the company had received $1,116,000 in cash from Mr. Neuhaus. Subsequent to year-end another $75,000 was received. On April 16, 2002 the Company requested the Mr. Neuhaus immediately remit the balance of $737,000 or return 1,023,611 shares for cancellation. These shares were issued pursuant to a registration statement filed in connection with such shares on Form S-8.

    Including the shares issued on May 4, 2001 and September 6, 2001 the total stock subscription receivable was $6,249,500, $4,624,500 and $812,000 at December 31, 2003, 2002 and 2001, respectively.

11. RESEARCH AND DEVELOPMENT EXPENSE
    The Company entered a contract with Professor T.F. Yen at the University of Southern California (USC) wherein he performed research for the Company. The original agreement required payments of $100,000 each in 1999 and 2000. In 2000 an additional $75,000 was paid. The contract was extended through 2001 for an additional $100, 000. During 2001, equipment that had been placed at USC to support Professor Yen's research was donated to USC; the net book value of this equipment has been charged to research and development expense. No payments were made in 2002 or 2003.

12. INCOME TAXES
    A valuation allowance has been provided for all deferred tax assets or liabilities at December 31, 2003,m 2002 and 2001. SulphCo has a net operating loss carry forward for income tax purposes, which is limited due to the changes in ownership and may not be realizable. These losses may be of nominal value because of the change in ownership.

    The Company has net operating loss carry forwards of approximately $17,000,000, which can be carried forward to offset future taxable income until the year 2016. These losses may be of nominal value because the Company has not yet developed a future income stream to offset these losses.

    Income tax expense differs from the amount computed at federal statutory rates as follows:

                                                                     December 31,
                                                          2003           2002            2001
                                                     ------------    ------------    ------------
     Federal income tax benefit at statutory rate    $   816,634     $   732,221     $ 2,424,634

     Difference due to S-corporation election                 --              --              --

     Unrealized net operating losses                    (816,634)       (732,221)     (2,424,634)
                                                     ------------    ------------    ------------

                                                     $        --     $        --     $        --
                                                     ============    ============    ============

                                  SULPHCO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002, AND 2001

13. DIVIDENDS
    There were no cash dividends declared on any class of the Company's stock in the 1999 and 2000 fiscal years. During the year 2001 one dividend of $0.10 per unrestricted share was declared and paid to common shareholders of record as of the close of business on July 5, 2001. This dividend was accounted for as a return of paid in capital. No dividend were declared and/or paid during 2002.

14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    The actual amounts paid for interest totaled $ 24 489, $16,869 and $2,610 for the years ended December 31, 2003, 2002 and 2001, respectively. There were no amounts paid for income taxes in these years.

    The Company reclassified the equipment contributed to the 'Investment in Subsidiary' to 'Inventory' to recognize the cancellation of joint venture agreement with Innovative Technologies, S.A. in Italy in 2002.

15. SUBSEQUENT EVENTS
    There are no material subsequent events.

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

         The change in accountants was not recommended by the Board of Directors. The Board of Directors approved Forbush and Associates as the Company's accountants. The Company has authorized Tanner + Co. to respond fully to the inquiries of Forbush and Associates. The Company has addressed with Forbush and Associates each of the reportable conditions and material weaknesses noted by Tanner + Co.

         The Company's current independent accountants, Forbush and Associates, included the following going concern limitation in its audit of the Company's financial statements for the years ending December 31, 2001, 2002 and 2003:

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

--------------------------------------------------------------------------------
ITEM 8A.  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

         The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

--------------------------------------------------------------------------------
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

(a)      Directors and Executive Officers

         As of March 10, 2004, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer are as follows:

Name                       Age      Position                    Served From
                                    Officer/Director*
-----------------------    ----     ------------------------    ---------------

Dr. Rudolf W. Gunnerman     75      Chief Executive Officer,        12-4-2000
                                      Chairman of the Board,
                                      and Director

Kirk S. Schumacher          48      President, Secretary and        2-17-2003
                                      Director

Harry P. Holman             68      Director                        12-4-2000

Patrick E. Lacy             51      Controller and Director         7-14-2002

Loren J. Kalmen             51      Director                        6-10-2003

         *The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board, subject to contractual provisions, if any.

         All directors receive 50,000 shares of the Company's common stock when they first join the Board. Directors receive no other compensation for their services as directors, but are reimbursed for expenses incurred in attending board meetings.

(b)      Business Experience

         Dr. Rudolf W. Gunnerman, the Company's Chief Executive Officer, Chairman of the Board and Director, is a 75-year-old entrepreneur who studied mathematics and physics at the University of Munich, Germany before he immigrated to the United States. Dr. Gunnerman has invented a series of successful technologies, including fireproof building materials and wood pellets. Thereafter, in his quest to reduce Nitrous Oxide, a major source of ozone depletion, Dr. Gunnerman invented A-55 Clean Fuels. Dr. Gunnerman holds three honorary doctorate degrees.

         Kirk S. Schumacher, President, Secretary and Director, has been a lawyer in private practice with broad experience representing businesses. Most recently, Mr. Schumacher has been a shareholder with Woodburn and Wedge, a general practice law firm located in Reno, Nevada, for more than 15 years. Mr. Schumacher graduated with a bachelor's degree in business finance from the University of Nevada, Reno, in 1980 and a law degree from the University of Notre Dame in 1983. Mr. Schumacher was previously employed by Pillsbury, Madison & Sutro, now Pillsbury Winthrop LLP.

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

         Patrick E. Lacy, Controller and Director, received his bachelor's degree in accounting from Central Washington University in 1980 and his license as a Certified Public Accountant in 1986. Mr. Lacy has over twenty years of progressive accounting experience primarily in the manufacturing and agricultural industries.

         Loren J. Kalmen, Director, received his bachelor's degree in accounting from the University of Nevada, Reno, in 1974 and his license as a Certified Public Accountant in 1978. Mr. Kalmen has been practicing as a Certified Public Accountant ever since, either as an employee or owner. He has maintained his own practice in Reno, Nevada, since 1988.

         None of the directors hold directorships in any other reporting company.

(c)      Family Relationships

         There are no family relationships between the directors, executive officers or any other person who may be selected as a director or executive officer of the Company.

(d)      Involvement in Certain Legal Proceedings

         Except as noted below, none of the officers, directors, promoters or control persons of the Company have been involved in the past five (5) years in any of the following:

        (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, except that Starbright Charter, a company which Rudolf W. Gunnerman is President, filed for bankruptcy on August 29, 2002;

        (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

        (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

        (4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities law or a commodities law, and the judgment has not been reversed, suspended, or vacated. The officers and directors who are identified above are significant employees of the Company.

(e)      Audit Committee Financial Expert

         The Company's audit committee consists of Harry P. Holman and Loren J. Kalmen. The Board of Directors has designated Loren J. Kalmen as the Company's audit committee financial expert as such term is defined in applicable SEC regulations. Loren J. Kalmen is not considered independent of the Company because the Company pays Mr. Kalmen $1,500 per month to consult with the Company regarding various tax issues. Loren J. Kalmen also participated in the preparation of the Company's financial statements for 2001 and prior years. The Company is in the process of locating an independent audit committee financial expert but has not yet succeeded in its efforts.

(f)      Section 16(a) Beneficial Ownership Compliance

         To the Company's knowledge the officers, directors and beneficial owners of more than 10% of the Company's common stock have filed their initial statements of ownership on Form 3 on a timely basis with respect to fiscal 2003, and the officers, directors and beneficial owners of more than 10% of the Company's common stock have also filed the required Forms 4 or 5 on a timely basis with respect to fiscal 2003, except for Rudolf W. Gunnerman who filed late Form 4 reports on 4 occasions. All such delinquent forms have been filed prior to or concurrently with the filing of this Form 10-KSB.

(g)      Code of Ethics

         The Board of Directors has adopted a Code of Ethics applicable to its principal executive officer and principal financial officer. A copy of the Code of Ethics is included as an exhibit to this Form 10-KSB.

--------------------------------------------------------------------------------
ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The following table sets forth information about compensation paid or accrued by the Company during the years ended December 31, 2003, 2002, and 2001 to the Company's chief executive officer and president for all services rendered in all capacities during the respective periods. No other executive officers of the Company earned more than $100,000 during the year ended December 31, 2003, 2002 or 2001.

                                                     Summary Compensation Table
                                                       Long Term Compensation

--------------------------------------------------------------------------- ------------------------------ -------------------------
                         Annual Compensation                                           Awards                      Payouts
--------------------------------------------------------------------------- ------------------------------ -------------------------
                                                                 (e)                        (g)
                                                                 Other      (f)             Securities                  (i)
(a)                                                              Annual     Restricted      Under-         (h)          Other
Name and                        (c)           (d)                Compen-    Stock           lying          LTIP         Compen-
Principal               (b)     Salary        Bonus              sation     Awards          Options/       Payouts      sation
Position                Year    ($)           ($)                ($)        ($)             SARs (#)       ($)          ($)(1)
----------              ----    ------        ----------         ------     --------        ----------     -------      -------
Rudolf W. Gunnerman
-------------------
CEO and                 2003    $None         $None              $None      $None           None           $None        $300,000
Chairman of             2002    $None         $3,000,000 (2)     $None      $None           None           $None        $300,000
the Board               2001    $None         $3,400,000 (3)     $None      $None           None           $None        $None

Kirk Schumacher
---------------
President,              2003    $300,000      $100,000           $None      $None           1,000,000      $None        $None
Secretary and           2002    $None         $None              $None      $None           None           $None        $None
Director                2001    $None         $None              $None      $None           None           $None        $None

----------------
(1) The $300,000 annual payments are consulting payments paid to RWG, Inc., a Nevada corporation, owned by Rudolf W. Gunnerman.

(2) Comprised of 6,000,000 shares of the Company's common stock at $.50 per share, being the fair market value of the stock at the time of the award on March 25, 2002.

(3) Comprised of 4,000,000 shares of the Company's common stock at $.85 per share, being the fair market value of the stock at the time of the award on November 8, 2001. The Company has previously reported $4,400,000 in bonus payments to Rudolf W. Gunnerman in 2001. The $4,400,000 figure was reported in error and the correct bonus payment for 2001 is $3,400,000 as set forth in the table above.

Employment and Consulting Contracts

         The Company procures the services of its Chairman of the Board and Chief Executive Officer, Rudolf W. Gunnerman, pursuant to a Consulting Agreement with RWG, Inc., a Nevada corporation owned by Rudolf W. Gunnerman. The Company is obligated to a fee of $300,000 annually as a consulting payment through July 2004.

         The Company has entered into an Executive Employment Agreement with its President, Kirk S. Schumacher. The agreement continues through February 17, 2008 and provides for an initial signing bonus of $100,000 which was paid February 2003, a base salary of $300,000 annually and incentive compensation commencing in 2004. The agreement includes a grant of stock options for 1,000,000 shares of the Company's common stock at an exercise price of $.55 per share, expiring February 14, 2005. The agreement contains customary benefits and contained certain conditions which have been satisfied or waived.

Option Grants in the Last Fiscal Year

         The following table sets forth certain information at December 31, 2003, and for the year then ended, with respect to stock options granted to the individuals named in the Summary Compensation Table above. No options have been granted at an option price below the fair market value of the common stock on the date of grant.

                                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                Individual Grants

                                                   % of Total
                              Number of             Options/
                              Securities              SARs
                              Underlying            Granted to           Exercise or
                             Options/SARs           Employees               Base
           Name               Granted(#)          In Fiscal Year         Price($/Sh)     Expiration Date
           ----               ----------          --------------         -----------     ---------------
    Kirk Schumacher           1,000,000                91%                   $.55           2-14-2005

         The following table summarizes certain information regarding the number and value of all options to purchase Common Stock of SulphCo, Inc. held by the individuals named in the Summary Compensation Table.

                                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                                Value of
                                                              Number of Securities            Unexercised
                                                             Underlying Unexercised           In-the-Money
                               Shares                        Options/SARs At Fiscal           Options/SARs
                             Acquired On       Value                Year End             At Fiscal Year End($)*
           Name               Exercise      Realized ($)          Exercisable                 Exercisable
           ----               ---------     ------------          -----------                 -----------
    Kirk Schumacher               -              -                 1,000,000                    $40,000

(*) Based on the closing price of the Company's common stock on the last trading day of the fiscal year ended December 31, 2003.

--------------------------------------------------------------------------------
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

            The following information sets forth certain information as of February 29, 2004 about each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's common stock and sets forth the securities ownership of management:

(a)      5% Shareholders:

  (1)                          (2)                         (3)                        (4)
 Title                   Name and Address           Amount and Nature             Percent of
Of Class               Of Beneficial Owner       Of Beneficial Ownership             Class
---------------------------------------------------------------------------------------------
Common                 Rudolf W. Gunnerman and            33,037,713                 65%
                       Rudolf W. Gunnerman and
                       Doris Gunnerman, JJTEN
                       850 Spice Islands Drive
                       Reno, Nevada 89431

(b)         Security Ownership of Management

  (1)                          (2)                         (3)                        (4)
 Title                   Name and Address           Amount and Nature             Percent of
Of Class               Of Beneficial Owner       Of Beneficial Ownership             Class
---------------------------------------------------------------------------------------------
Common                 Rudolf W. Gunnerman                33,037,713                 65%
                       850 Spice Islands Drive
                       Sparks, Nevada  89431

Common                 Harry P. Holman                     1,100,130                  2.16%
                       850 Spice Islands Drive
                       Sparks, Nevada  89431


Common                 Kirk S. Schumacher                  1,100,000 (1)              2.16%
                       850 Spice Islands Drive
                       Sparks, Nevada  89431


Common                 Patrick E. Lacy                       152,000 (2)              Less than 1%
                       850 Spice Islands Drive
                       Sparks, Nevada  89431

Common                 Loren J. Kalmen                       100,000                  Less than 1%
                       850 Spice Islands Drive
                       Sparks, Nevada  89431
Common                 All Directors and                  35,389,843 (3)              69.71%
                       Officers as a Group

(1)    Includes 1,000,000 shares which may be acquired upon exercise of options.

(2)    Includes 100,000 shares which may be acquired upon exercise of options.

(3)    Includes 1,100,000 shares which may be acquired upon exercise of options.


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

         The Company procures the services of its Chairman of the Board and Chief Executive Officer, Rudolf W. Gunnerman, pursuant to a Consulting Agreement with RWG, Inc., a Nevada corporation owned by Rudolf W. Gunnerman. The Company is obligated to a fee of $300,000 annually as a consulting payment through July 2004.

         At the end of 2001, Rudolf W. Gunnerman owed the Company $1,360,685 and the Company owed Rudolf Gunnerman $100,000. The net sum owed the Company was repaid during 2002.

         On March 25, 2002, the Company issued 6,000,000 shares of the Company's common stock to Rudolf W. Gunnerman for services rendered.

         On May 24, 2002, the Company entered into a $500,000 line of credit agreement with Nevada State Bank. The Company's obligations were guaranteed by Rudolf W. Gunnerman. The line of credit matured and was retired on May 24, 2003.

         The Company leased vacant office space from Rudolf W. Gunnerman pursuant to a non-cancelable lease agreement which was terminated in November 2003. Rental payments on this lease were approximately $78,315 in 2002 and $71,500 in 2003.

         Pursuant to an Employment Agreement, dated February 17, 2003, the Company granted to Kirk S. Schumacher, President and Secretary, options to acquire 1,000,000 shares of the Company's common stock for $0.55 per share, expiring February 17, 2005.

         At the end of 2002, the Company owed Rudolf W. Gunnerman loans aggregating $170,000. These loans were consolidated, together with additional borrowings in 2003, in a single note with a principal loan balance of

$1,920,000. This consolidated note bore interest at 7.5% and was cancelled in February 2003, when Rudolf W. Gunnerman paid for 7,150,000 shares of the Company's common stock issued under a subscription agreement.

         On August 25, 2003, the Company agreed to cancel a subscription receivable of $200,000 owed by Harry P. Holman, a Director, for the purchase of 200,000 shares originally issued on May 24, 2001 upon return and cancellation of the shares. Harry P. Holman returned for cancellation 196,875 shares on August 25, 2003, and the remaining 3,125 shares on September 30, 2003.

         On November 4, 2003, the Company issued 2,173,913 shares of the Company's common stock to Rudolf W. Gunnerman in consideration of the payment of $500,000 in cash.

         In December 2003, the Company borrowed $250,000 in cash and entered into a loan commitment for an additional $250,000 loan with Rudolf W. Gunnerman. The Company issued 500,000 shares of the Company's common stock as interest on the entire principal of the cash loan and of the committed loan funds for the period ending on the maturity date, in December 2004.

         On June 10, 2003, the Company issued 50,000 shares of the Company's common stock to Loren J. Kalmen for services as a director.

         On March 3, 2004, the Company issued 50,000 shares of the Company's common stock to Kirk S. Schumacher for services as a director.

--------------------------------------------------------------------------------
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(4)         Exhibits

Assigned
Number              Description
------              -----------

(3)(i) Restated Articles of Incorporation of SulphCo, Inc. as filed on December 30, 2003 with the Nevada Secretary of State.

*(3)(ii)            Amended and Restated By-laws of the Company.

*(10.1) Executive Employment Agreement dated as of February 17, 2003, by and between SulphCo, Inc. and Kirk S. Schumacher.

(10.2)              2003 Non-Officer Limited Stock Appreciation Rights Plan.

(14)                Code of Ethics, adopted by the Board of Directors on March
                    12, 2004.

(31.1) Certifications of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

(31.2) Certifications of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

(32.1)              Certifications of CEO and CFO Pursuant to 18 U.S.C. ss.
                    1350, as Adopted Pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

-------------------

* Incorporated by reference from the Company's Form 10-QSB for the quarter ended March 31, 2003 (SEC File No. 000-27599) as filed with the SEC on May 14, 2003.

--------------------------------------------------------------------------------
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------------------------------------

         The aggregate fees billed to the Company by the Company's principal accountant, Forbush and Associates, for the audit of the Company's annual financial statements and for the review of the financial statements included in the Company's quarterly reports on Form 10-QSB totaled $34,657.58 and $30,985.00 in 2002 and 2003, respectively. Audit fees consist of fees for the audit and review of the Company's financial statements, statutory audits, consents and assistance with and review of documents filed with the SEC.

         No other fees were billed to the Company by Forbush and Associates in 2002 and 2003 other than as described above.

--------------------------------------------------------------------------------
            SIGNATURES
--------------------------------------------------------------------------------

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SULPHCO, INC.


March 26, 2004                            By: /s/ Rudolf W. Gunnerman
                                              -----------------------
                                              Rudolf W. Gunnerman
                                              Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         POSITION                                     DATE
/s/ Rudolf W. Gunnerman           Chairman of the Board of Directors,          March 26, 2004
-----------------------           Chief Executive Officer
Rudolf W. Gunnerman               (Principal Executive Officer)


/s/ Kirk S. Schumacher            President, Secretary and Director            March 26, 2004
-----------------------
Kirk S. Schumacher


/s/ Patrick E. Lacy               Controller and Director                      March 26, 2004
-----------------------           (Principal Financial and
Patrick E. Lacy                   Accounting Officer)


/s/ Harry P. Holman               Director                                     March 26, 2004
-----------------------
Harry P. Holman


/s/ Loren J. Kalmen               Director                                     March 26, 2004
-----------------------
Loren J. Kalmen

                                             22