Form 10QSB
period 2004-03-31
SULPHCO INC
filed 2004-05-17
CIK 1096560

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   -----------


{X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2004.

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


                    850 Spice Islands Drive, Sparks, NV 89431
             -------------------------------------------------------
                     Address of principal executive offices)

                                 (775) 829-1310
                                -----------------
                           (Issuer's telephone number)

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,820,083 shares of common stock issued and outstanding as of April 30, 2004.


Transitional Small Business Disclosure Format: Yes { } No {X}

                                     PART I
                                     ------

Item 1.  Financial Statements.

         Until May 14, 2004, the accounting firm of Forbush and Associates was engaged as the Company's independent accountants since April 18, 2002. Under rules promulgated by the U.S. Securities and Exchange Commission ("SEC"), the interim financial statements required to be presented in the Company's quarterly reports on Form 10-QSB, including this Report, must be reviewed by an independent accountant meeting the eligibility requirements established by the SEC and applicable law. Under the Sarbanes-Oxley Act of 2002 and rules adopted thereunder, Forbush and Associates was required to register with the Public Company Accounting Oversight Board ("PCOAB") by October 2003 in order to be able to issue audit reports or to review financial statements for companies such as SulphCo which are registered under the Securities Exchange Act of 1934.

         On May 6, 2004, the Company was advised by Forbush and Associates that Forbush and Associates did not complete its application for registration with the PCOAB until March 31, 2004. As of the date of this Report this application is pending and has not been approved. Unless and until the application for registration is approved by the PCOAB, Forbush and Associates is unable under applicable federal law to review the interim financial statements which have been prepared by the Company. Therefore, the Company is unable to include these financial statements in this Report until such time as the financial statements are reviewed by an independent accounting firm meeting the applicable legal requirements.

         Furthermore, Forbush and Associates was not registered with the PCOAB in October 2003, when Forbush and Associates reviewed the interim financial statements included in the Company's Form 10-QSB for the quarter ended September 30, 2003, and in March 2004, when such firm issued its report on the Company's audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2003.

         Because the Company has been advised by Forbush and Associates that it is unable to determine when or if its application for registration with the PCOAB will be approved, on May 14, 2004, the Company appointed Mark Bailey & Company, CPA's, Ltd. as the principal auditor of the Company, effective as of such date, and dismissed Forbush and Associates as the principal auditor of the Company, effective as of such date.

         As soon as the Company is able to obtain the appropriate reviews or audit report, as the case may be, from Mark Bailey & Company, CPA's, Ltd., it will promptly: (i) amend this Report to include the reviewed interim financial statements, (ii) amend its 2003 Form 10-KSB to include a new audit report, and
(iii) complete the re-review of its previously issued interim financial statements included in the Company's Form 10-QSB for the quarter ended September 30, 2003. However, the Company has no reason to believe that the financial information contained in its previously filed financial statements require restatement. Further, as discussed below in "Item 2 - Plan of Operation," there have been no material adverse changes in the Company's financial condition since the date of its most recent financial statements covering the year ended December 31, 2003.

         For further information regarding the dismissal of Forbush and Associates and the retention of Mark Bailey & Company, CPA's, Ltd., see Part II,
Item 5 - "Other Information."

Item 2.  Plan of Operation.

1.  Business Plan
    -------------

         SulphCo, Inc., a Nevada corporation (the "Company" or "SulphCo"), is engaged in the development and commercialization of its patented, patent pending and proprietary ultrasound technologies intended to extract sulfur from petroleum and petroleum products, to increase API gravity and to reduce residuum. During the next 12 months the Company intends to continue development and commercialization activities currently underway and to explore new activities. In this regard, the Company has completed the fabrication of a 1,000 bbl per day pre-production desulfurization unit that has been placed at a petroleum refinery. The Company expects to test this desulfurization unit at this refinery over the next several months. If the refinery testing of the 1,000 bbl per day desulfurization unit is successful, the Company intends to develop and commercialize desulfurization units capable of processing crude oil on a commercial scale.

         During the next 12 months the Company will continue to explore licensing, joint venture and other collaborative opportunities with petroleum producers, refiners and distributors. These activities may include licensing of the Company's technology, joint ventures involving development, manufacturing or marketing, and other commercial activities. The precise nature and timing of these activities over the next 12 months and beyond cannot be predicted, as they are dependent upon a number of variables, including the timing of completion of development and commercialization milestones and the requirements of third parties.

2.  Liquidity and Financial Results; Financial Statements
    -----------------------------------------------------

         As of May 14, 2004, the Company had $195,174.62 in available cash reserves. Rudolf W. Gunnerman, the Chairman and CEO of the Company, has signed a commitment to fund up to an additional $2,000,000 in loans to the Company, of which $250,000 have been advanced and are included in the available cash reserves as of May 14, 2004. As of May 2004, the Company's current monthly cash outflow, or cash burn rate, has been reduced to approximately $200,000 per month. Accordingly, the Company believes that its existing resources will be sufficient to satisfy its cash requirements through at least the remainder of 2004 based upon its current levels of expenditures.

         As the Company is a development stage company, it did not generate any material revenues in the quarter ended March 31, 2004, and it does not anticipate generating any material revenues unless and until a licensing agreement or other commercial arrangement is entered into with respect to its technology.

         As discussed in Part I, Item 1 of this report, entitled "Financial Statements," and Part II, Item 5 - "Other Information," interim financial statements have been omitted from this report because of the unavailability of the Company's independent accountant, Forbush and Associates, and the subsequent retention of new independent accountants, Mark Bailey & Company, CPA's, Ltd., on May 14, 2004. These interim financial statements will be included by way of an amendment to this report as soon as the financial statements are reviewed by Mark Bailey & Company, CPA's, Ltd. However, there have been no material adverse changes to the results of operations or financial condition of the Company since December 31, 2003.

3.  Forward-looking Statements
    --------------------------

         Statements contained in this Item and elsewhere in this report that are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories, risks inherent in the development and commercialization of new technologies, changes in the regulatory environment in which the Company competes, and access to sources of capital.

Item 3.  Controls and Procedures.

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

                                     PART II
                                     -------

Item 1.  Legal Proceedings.

         The Company is not party to, and none of the Company's property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings, except as set forth in its Form 10-KSB filed on March 29, 2004, which is incorporated by reference.

Item 2.  Changes in Securities.

         On January 5, 2004, the Company issued 500,000 shares to Rudolf W. Gunnerman, the Company's Chairman of the Board and Chief Executive Officer, and Doris Gunnerman, his spouse, as interest in lieu of a cash interest payment for a loan of $500,000 which has been wholly funded in cash. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

         On January 5, 2004, the Company issued 500,000 shares to Erika Hermann as interest in lieu of a cash interest payment for a loan of $500,000 which has been wholly funded through the retirement of existing debt. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of these shares.

         On January 21, 2004, the Company issued 100,000 shares of common stock to Fuad A M A Alghareeb for his consulting services in Kuwait. All such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

         On March 30, 2004, the Company issued 50,000 shares of common stock to Kirk S. Schumacher, the Company's President and Secretary, for his services as a director. All such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares.

Item 4.  Submission of Matter to a Vote of the Securities Holders.

         No matter was submitted during the quarter covered by this report to a vote of the securities holders through the solicitation of proxies or otherwise.

Item 5.  Changes in Registrant's Certifying Accountants

         On May 14, 2004, the Company dismissed Forbush and Associates as the principal auditor of the Company, effective as of such date. On May 14, 2004, the Company appointed Mark Bailey & Company, CPA's, Ltd. as the principal auditor of the Company, effective as of such date. The dismissal of Forbush and Associates and the appointment of Mark Bailey & Company, CPA's, Ltd. was approved by the Company's Audit Committee.

         The reports of Forbush and Associates on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports of Forbush and Associates for each of the past two fiscal years was qualified as to uncertainty of the ability of the Company to continue as a going concern. The Company has authorized Forbush and Associates to respond fully to questions of its successor independent auditors.

         There were no disagreements with Forbush and Associates for the past two fiscal years and the subsequent interim periods through the date of dismissal, on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which if not resolved to the satisfaction of Forbush and Associates, would have caused Forbush and Associates to make reference to the matter in their report.

         The Company has requested Forbush and Associates to furnish it a letter addressed to the SEC stating whether it agrees with the above statements. A copy of that letter, dated May 14, 2004 is filed as Exhibit 16.1 to this Form 10-QSB.

         For further information regarding the termination of Forbush and Associates and the retention of Mark Bailey & Company, CPA's, Ltd., see Part I,
Item 1, entitled "Financial Statements," and Part II, Item 5 - "Other Information," appearing elsewhere in this report.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

         Exhibit 16.1 - Letter from Forbush and Associates to the U.S. Securities and Exchange Commission dated May 14, 2004.

      * Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

      * Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

      * Exhibit 32.1 - Certification of CEO and CFO Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

         --------------

         * These Exhibits will be filed by the registrant by way of an amendment to this Form 10-QSB together with the required interim financial statements as soon as practicable following review of these financial statements by the registrant's new independent auditors, Mark Bailey & Company, CPA's, Ltd. The registrant's former auditors, Forbush and Associates, are ineligible to review these financial statements unless and until their pending application for registration with the Public Company Accounting Oversight Board is approved. For further information, see "Part I, Item 1 - Financial Statements" and Part II,
Item 5 - "Other Information" appearing elsewhere in this Report.

         (b) Reports on Form 8-K. None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 2004                SULPHCO, INC. (Registrant)


                                    /s/ Rudolf W. Gunnerman
                                    ---------------------------------------
                                    By: Rudolf W. Gunnerman
                                    Its: Chairman of the Board of Directors
                                    and Chief Executive Officer


                                    /s/ Pat Lacy
                                    ---------------------------------------
                                    By: Pat Lacy
                                    Its: Controller and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)