Form 10KSB/A
period 2003-12-31
SULPHCO INC
filed 2004-06-14
CIK 1096560

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                                   -------------

                                 Amendment No. 1

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

[        ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF
         1934

                   For the fiscal year ended December 31, 2003

                         Commission file number 0-27599


                                  SULPHCO, INC.
                 ----------------------------------------------
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

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: On March 10, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of the common equity on that date, equals $29,051,751.

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE
                                ----------------


         SulphCo, Inc. (the "Company") is filing this Form 10-KSB/A ("Amendment") to amend its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (the "Original Filing") filed on March 29, 2004 with the Securities and Exchange Commission ("SEC") in order to (i) refile in its entirety "Part I - Item 7. Financial Statements" to include new audited financial statements for the years ended December 31, 2003 and December 31, 2002 and the report thereon prepared by the Company's new independent auditors, Mark Bailey & Company, Ltd. dated June 7, 2004, (ii) to refile in its entirety the section of Part I - Item 7 entitled "3. Liquidity and Financial Results," and
(iii) to refile in its entirety "Part III - Item 13. Exhibits and Reports on Form 8-K" to reflect the updated certifications of our Chief Executive Officer and Chief Financial Officer included with this Amendment. As previously reported in the Company's Form 10-Q for the quarter ended March 31, 2004, the Company's former independent accountants, Forbush and Associates, were not registered with the Public Company Accounting Oversight Board ("PCOAB")when Forbush and Associates issued its report dated March 25, 2004 on the Company's audited financial statements included in the Original Filing.

         The new audit report prepared by Mark Bailey & Company, Ltd. included in this Amendment does not contain the going concern limitation set forth in the audit report of Forbush and Associates contained in the Original Filing. In addition, pursuant to Statement of Position 98-5 -- Reporting the Costs of Start-up Activities, the Company is restating the financial statements for the year ended December 31, 2003. The restatement resulted in an increase in the Net Loss for the year ended December 31, 2003 from the Net Loss previously reported in the Original Filing by $475,940, to $3,048,353, and an increase in the previously reported Deficit accumulated during the development stage to $18,011,199 at December 31, 2003. There were no other material changes from the financial statements filed with the Original Filing.

         This Amendment does not amend any other information previously filed in the Original Filing. The Original Filing is hereby superseded and amended with respect to the sections set forth in this Amendment.

--------------------------------------------------------------------------------
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

3.       Liquidity and Financial Results

         As of March 19, 2004, the Company had $348,527 in available cash reserves. The Company has a commitment from Erika Herrmann to fund an additional $250,000 loan to the Company which retires an existing $250,000 loan. As the Company is a development stage company, it did not generate any material revenues in the year ended December 31, 2003, and it does not anticipate generating any material revenues unless and until a licensing agreement or other commercial arrangement is entered into with respect to its technology. The Company's cash operating expenses were $2,790,013 for the year ended December 31, 2003, which is higher than the Company's cash operating expenses of $1,909,777 for the year ended December 31, 2002. The Company's current monthly cash outflow, or cash burn rate, is approximately $250,000 per month. Therefore, assuming the $250,000 loan from Erika Herrmann is funded and unless licensing revenue or additional funds are received, through loans or equity financing, the Company will be required to substantially reduce or cease its business operations by the end of April 2004 and it will not be able to continue to exist, conduct further development and testing of its technologies, take advantage of future opportunities or respond to unanticipated requirements, any of which would negatively impact its business, operating results and financial condition. Other than the commitment from Erika Herrmann to fund $250,000, the Company has no commitments for additional funds, and there are no assurances that such funds will be available at the times and in the amounts required by the Company, if at all.

--------------------------------------------------------------------------------
ITEM 7.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  SULPHCO, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED

                                DECEMBER 31, 2003

                                       AND

                                DECEMBER 31, 2002

                                      WITH

                                 AUDIT REPORT OF

                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS

Independent Auditors' Report................................................F-2
Balance Sheet...............................................................F-3
Statements of Operations....................................................F-4
Statement of Changes in Shareholders' Deficit...............................F-5
Statements of Cash Flows....................................................F-6
Notes to Financial Statements...............................................F-7

                             MARK BAILEY & CO. LTD.

                          Certified Public Accountants
                             Management Consultants


        OFFICE ADDRESS:                                        MAILING ADDRESS:
1495 Ridgeview Drive, Ste. 200       Phone: 775/332.4200        P.O. Box 6060
    Reno, Nevada 89509-6634           Fax: 775/332.4210       Reno, Nevada 89513


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


June 7, 2004


Board of Directors
Sulphco, Inc.

We have audited the accompanying balance sheet of Sulphco, Inc., (a company in the development stage) as of December 31, 2003, and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sulphco, Inc., (a company in the development stage), as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.




Mark Bailey & Company, Ltd.
Reno, Nevada

                                 SULPHCO, INC.
                                 BALANCE SHEET
                                 -------------
                               December 31, 2003


                                     ASSETS
                                     ------

                                                                        2003
                                                                   -------------

CURRENT ASSETS
--------------
   Cash                                                            $    735,733
   Accounts receivable                                                      231
   Prepaid expenses                                                      10,973
                                                                   -------------

         Total current assets                                           746,937
                                                                   -------------

FIXED ASSETS
------------
   Property and equipment, net                                          222,515
   Inventory                                                            529,236
                                                                   -------------

         Total fixed assets                                             751,751
                                                                   -------------

OTHER ASSETS
------------
   Deferred tax asset                                                        --
   Deposits                                                              36,822
                                                                   -------------

         Total other assets                                              36,822
                                                                   -------------

             Total assets                                          $  1,535,510
                                                                   =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable                                                $     49,638
   Accrued expenses                                                      80,376
   Settlement liability                                                  13,636
   Notes payable to related parties                                     750,000
                                                                   -------------

         Total current liabilities                                      893,650
                                                                   -------------

STOCKHOLDERS' DEFICIT
---------------------
   Common stock, $.0001 par value, 100,000,000 shares
     authorized 49,670,083 shares issued and outstanding                 49,670
   Additional paid-in-capital                                        19,415,389
   Stock subscriptions receivable                                      (812,000)
   Deficit accumulated during the development stage                 (18,011,199)
                                                                   -------------

         Total stockholders' deficit                                    641,860
                                                                   -------------

              Total liabilities and stockholders' deficit          $  1,535,510
                                                                   =============

    The Accompanying Notes are an Integral Part of the Financial Statements

                                                SULPHCO, INC.
                                          STATEMENTS OF OPERATIONS
                                          ------------------------
                               For the Years Ended December 31, 2003 and 2002

                                                                                    FOR THE YEARS ENDED
                                                              INCEPTION        DECEMBER 31,      DECEMBER 31,
                                                               TO DATE            2003               2002
                                                            -------------     -------------     -------------
REVENUE
-------
   Sales                                                    $     42,967      $         --      $     42,967
   Interest income                                                39,309                --             5,213
                                                            -------------     -------------     -------------

         Total revenue                                            82,276                --            48,180

EXPENSES
--------
   Salary and wage expense                                    (7,490,408)         (781,023)         (642,448)
   Director fees                                              (4,681,000)          (18,500)       (4,520,000)
   General and administrative expenses                        (3,857,205)       (1,290,777)         (926,225)
   Research and development expenses                          (1,231,493)         (518,810)         (324,192)
   Depreciation expense                                         (565,647)         (191,043)         (160,530)
                                                            -------------     -------------     -------------

         Total expenses                                      (17,825,753)       (2,800,153)       (6,573,395)

      Loss from operations                                   (17,743,477)       (2,800,153)       (6,525,215)
                                                            -------------     -------------     -------------

      Loss on disposal of assets                                (221,711)         (221,711)               --
                                                            -------------     -------------     -------------

      Net loss before interest expense and income taxes      (17,965,188)       (3,021,864)       (6,525,215)

   Interest expense                                              (46,011)          (26,489)          (16,912)
                                                            -------------     -------------     -------------

      Net loss before income taxes                           (18,011,199)       (3,048,353)       (6,542,127)

   Provision for income taxes                                         --                --                --
                                                            -------------     -------------     -------------

      Net loss                                              $(18,011,199)     $ (3,048,353)       (6,542,127)
                                                            =============     =============     =============

   Loss per share:                                          $      (0.58)     $      (0.06)            (0.15)
                                                            =============     =============     =============

   Weighted average - basic and diluted                       31,321,421        55,121,197        43,775,337
                                                            =============     =============     =============

                   The Accompanying Notes are an Integral Part of the Financial Statements

                                                     F-4

                                                           SULPHCO, INC.
                                           STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                           ----------------------------------------------
                                           For the Years Ended December 31, 2003 and 2002

                                                                        ADDITIONAL                        STOCK
                                               COMMON STOCK              PAID-IN           ACCUM.      SUBSCRIPTIONS      TOTAL
                                           SHARES          AMOUNT        CAPITAL          DEFICIT       RECEIVABLE        EQUITY
                                       -------------   -------------   -------------   -------------   -------------   -------------
Balance, January 13, 1999                        --              --              --              --              --              --

Stock issued for cash at $167
  per share                            $      1,000    $          1    $    166,999              --              --    $    167,000

Restate from recapitalization of
  GRD, Inc.                              19,999,000          19,999         (19,999)             --              --              --

Net loss                                         --              --              --    $   (128,802)             --        (128,802)
                                       -------------   -------------   -------------   -------------   -------------   -------------

Balance at December 31, 1999             20,000,000          20,000         147,000        (128,802)             --          38,198

Contributions from stockholders:
   Cash                                          --              --         169,168              --              --         169,168
   Equipment                                     --              --         362,331              --              --         362,331

Acquisition of Filmworld, Inc.            1,200,000           1,200        (251,200)             --              --        (250,000)

Contribution of capital                     820,000             820         409,180              --        (208,500)        201,500

Issuance of stock options                        --              --       1,014,200              --              --       1,014,200

Net loss                                         --              --              --      (1,364,393)             --      (1,364,393)
                                       -------------   -------------   -------------   -------------   -------------   -------------

Balance at  December 31, 2000            22,020,000          22,020       1,850,679      (1,493,195)       (208,500)        171,004

Stock issued for services                   200,000             200         571,800              --              --         572,000

Stock issued for related party
  services                                4,342,800           4,342       4,782,558              --              --       4,786,900

Stock issued for related party
  cash                                      724,750             725       1,207,162              --              --       1,207,887

Stock issued for subscriptions
  receivable                             12,639,620          12,640       7,352,860              --      (6,041,000)      1,324,500

Return of shareholder capital                    --              --        (118,427)             --              --        (118,427)

Net loss                                         --              --              --      (6,927,524)             --      (6,927,524)
                                       -------------   -------------   -------------   -------------   -------------   -------------

Balance at December 31, 2001             39,927,170    $     39,927    $ 15,646,632    $ (8,420,719)     (6,249,500)   $  1,016,340

Stock issued for services                    50,000              50          13,450              --              --          13,500

Stock issued for services-
  related party                          10,000,000          10,000       4,990,000              --              --       5,000,000

Stock issued for cash                       100,000             100           9,900              --              --          10,000

Collection on subscriptions
  receivable                                     --              --              --              --         515,500         515,500

Cancelled subscriptions receivable       (1,000,000)         (1,000)       (499,000)             --         500,000              --

Issuance of stock options                    75,000              75         (27,575)             --          37,500          10,000

Return of shareholder capital            (1,100,000)         (1,100)       (570,900)             --         572,000              --

Return of stock subscription               (431,000)           (431)       (440,069)             --              --        (440,500)

Net loss                                         --              --              --      (6,542,127)             --      (6,542,127)
                                       -------------   -------------   -------------   -------------   -------------   -------------

Balance at December 31, 2002             47,621,170          47,621      19,122,438     (14,962,846)     (4,624,500)   $   (417,287)

Stock issued for services                   100,000             100          32,400              --              --          32,500

Payment on stock subscription                    --              --              --              --       3,575,000       3,575,000

Return of stock subscription               (225,000)           (225)       (237,275)             --         237,500              --

Stock issued for cash                     2,173,913           2,174         497,826              --              --         500,000

Net loss                                         --              --              --      (3,048,353)             --      (3,048,353)
                                       -------------   -------------   -------------   -------------   -------------   -------------

Balance at December 31, 2003             49,670,083    $     49,670    $ 19,415,389    $(18,011,199)   $   (812,000)   $    641,860
                                       =============   =============   =============   =============   =============   =============

                              The Accompanying Notes are an Integral Part of the Financial Statements

                                                                F-5

                                                   SULPHCO, INC.
                                             STATEMENTS OF CASH FLOWS
                                             ------------------------
                                  For the Years Ended December 31, 2003 and 2002

                                                                    INCEPTION
                                                                     TO DATE            2003              2002
                                                                  -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Net loss                                                       $(18,011,199)     $ (3,048,353)     $ (6,542,127)

Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation expense                                                565,647           191,043           160,530
   Shares issued for services                                        5,608,668            16,000         5,013,500
   Increase in accounts receivable                                        (231)             (231)               --
   Decrease in related party receivable                              1,359,185                --         1,360,685
   Increase in work in progress                                             --                --          (583,470)
   (Increase) decrease in prepaid expenses                              (9,472)              211            40,947
   Increase (decrease) in accounts payable                              26,254          (103,800)           63,513
   Increase in accrued liabilities                                     103,758             4,644            53,149
   Increase (decrease) in legal settlement                              13,636           (86,364)          100,000
                                                                  -------------     -------------     -------------

         Net cash used in operating activities                     (10,343,754)       (3,026,850)         (333,273)
                                                                  -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Purchase of fixed assets                                           (409,988)         (210,983)          (40,591)
   Investment in subsidiary                                           (220,086)               --           220,086
   Payment of deposits                                                 (36,822)          (15,742)          (21,080)
   Development of intangible assets                                    (15,843)               --                --
   Purchase of inventory                                              (309,149)           54,234                --
                                                                  -------------     -------------     -------------

         Net cash used in investing activities                        (991,888)         (172,491)          158,415
                                                                  -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Proceeds from issuance of stock                                   6,890,200           516,500            20,000
   Proceeds from stock subscriptions                                 4,240,887         1,655,000          (484,500)
   Proceeds from issuance of related party notes payable             3,500,000         2,250,000           420,000
   Proceeds from issuance of line of credit                            750,000                --           750,000
   Return of capital                                                  (118,427)               --          (440,500)
   Principal payments on related party notes payable                        --                --                --
   Payments on contracts payable                                      (250,000)               --                --
   Principal payments on line of credit                               (750,000)         (500,000)         (250,000)
   Principal payments on advance from related party                 (2,191,285)               --                --
                                                                  -------------     -------------     -------------

         Net cash provided by financing activities                  12,071,375         3,921,500            15,000
                                                                  -------------     -------------     -------------

         Net increase (decrease) in cash and cash equivalents          735,733           722,159          (159,858)

Cash and cash equivalents at inception,
  December 31, 2002 and 2001                                                --            13,574           173,432
                                                                  -------------     -------------     -------------

Cash and cash equivalents at December 31, 2003 and 2002           $    735,733      $    735,733      $     13,574
                                                                  =============     =============      ============


SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
-------------------------------------------------
During the years ended December 31, 2003, and 2002, $27,950 and $16,869 were paid for interest, respectively, and no amounts were paid for income taxes.

In June 2003 the Company issued 50,000 shares at $0.32 per share for the services of a Director valued at $16,000.

In February 2003 a stock subscription of $3,575,000 was paid with $1,655,000 in cash and the relief of notes payable of $1,920,000.

In 2002 notes payable of $1,000,000 were relieved with the decrease of $1,000,000 in subscriptions payable

                      The Accompanying Notes are an Integral Part of the Financial Statements

                                                         6

                                  SULPHCO, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 2003, and 2002

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------------
         Sulphco, Inc. (the Company), formerly Film World, Inc. (Film World) was originally organized under the laws of the State of Nevada on December 23, 1986, under the name Hair Life Inc. The Company became inactive during 1987 and remained inactive until September 1, 1994. On September 1, 1994, the shareholders of Hair Life, Inc. and the "Patterson Group" approved a reverse acquisition agreement whereby the Patterson Group became a wholly owned subsidiary of Hair Life, Inc. in exchange for 4,500,000 shares of common stock (after giving effect to a reverse stock split) of Hair Life, Inc. Hair Life, Inc. then changed its name to The Patterson Group. The Patterson Group changed its capitalization by a reverse split of 1:40. The Patterson Group conducted operations via two subsidiaries until 1998, at which time it discontinued all operations and remained dormant until July 1999.

         In July 1999 the Company acquired film rights and changed the corporate name to Film World, Inc. The Company authorized a capitalization of 100,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock, with a par value of $0.001 per share.

         In December 2000 the Company discontinued its film operations and distributed all assets and liabilities related to that business to certain shareholders in exchange for their stock. Also in December 2000, the Company entered into an exchange agreement with GRD, Inc.
         (GRD) (DBA Sulphco) and issued 20,000,000 shares in exchange for all of the outstanding shares of GRD.

         Since the shareholders of GRD continue to control the Company the merger has been accounted for as a recapitalization of GRD.

         BUSINESS
         --------
         The Company is still considered a developmental stage company in 2003, as defined by Statement of Financial Accounting Standards (SFAS) No. 7.

                                  SULPHCO, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 2003, and 2002

         The Company is engaged in the business of developing and marketing a process for removing sulfur from petroleum and plans to collect royalties from their desulfurizing units in the near future.

         USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
         -----------------------------------------------------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The markets for the Company's products and services are characterized by competition, rapid technological development, regulatory changes, and new product introductions, all of which may impact the future value of the Company's assets.

         CASH AND CASH EQUIVALENTS
         -------------------------
         For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2003 and 2002.

         INVENTORY
         ---------
         The Company's inventory is valued at cost. The Company classifies any replacement parts it intends to sell and spare parts for its desulfurizing unit as inventory.

         PROPERTY AND EQUIPMENT
         ----------------------
         Property and equipment are recorded at cost, less accumulated depreciation. The Company reviews its long-lived assets for impairment. Whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered through undiscounted future cash flows, such loss is recognized in the statement of operations.

                                  SULPHCO, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 2003, and 2002

         Depreciation is determined using the straight-line method over the remaining estimated useful lives of the asset for financial reporting. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in the statement of operations.

         RESEARCH AND DEVELOPMENT
         ------------------------
         The Company expenses research and development as incurred.

         INCOME TAXES
         ------------
         The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability based approach in accounting for income taxes.

         Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against assets that are not likely to be realized. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         LOSS PER SHARE
         --------------
         The computation of basic and diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents. Common stock equivalents are not included in the diluted loss per share calculation when their effect is antidilutive.

                                  SULPHCO, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 2003, and 2002

         REVENUE RECOGNITION
         -------------------
         In 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Pursuant to SAB No. 101 and the relevant generally accepted accounting principles, the Company will recognize revenue upon the passage of title, ownership and the risk of loss to the customer. During the period ended December 31, 2003, there was no revenue.

         NEW ACCOUNTING PRONOUNCEMENTS
         -----------------------------
         In April 2003 the Financial Accounting Standards Board (FASB) issued SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement, which amends and clarifies existing accounting pronouncements, addresses financial accounting and reporting for derivative or other hybrid instruments. This Statement requires that contracts with comparable characteristics be accounted for similarly. It is effective for contracts entered into or modified after September 30, 2003. The Company does not expect the adoption of SFAS 149 to have any impact on the financial statements.

         In May 2003 the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective at the beginning of the first interim period beginning after March 15, 2003. This statement establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS 150 will have no effect on the Company's financial position or results of operations.

         In December 2003 the FASB issued SFAS 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of SFAS 87, 88, and 106". This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS 87, "Employers' Accounting for Pensions", SFAS 88, "Employers'

                                  SULPHCO, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 2003, and 2002

         Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This Statement retains the disclosure requirements contained in SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information is required to be provided separately for pension plans and for other postretirement benefit plans. The Company has no Pension or Other Postretirement Benefits.

2.       INVENTORY
         ---------
         The Company has $529,236 in inventory as of December 31, 2003. This amount includes $361,728 reclassified from construction-in-progress and expenses incurred on additional parts and equipments acquired for the desulfurizing unit in 2003.

3.       CONSTRUCTION-IN-PROGRESS
         ------------------------
         The Company has an uncommissioned desulfurizing unit as of December 31, 2003. The desulfurizing unit consists of a trailer containing equipment and a machine used to remove sulfur from crude oil. The Company incurred $321,167 in costs and accrued $40,591 in sales taxes on this unit in 2002 and classified it as property, plant and equipment because the company intended to own its machines and receive a rental payment for the unit. Management has since determined that the equipment will be manufactured and sold to the company's customers, so $361,758 was reclassified to inventory from construction-in-progress as of December 31, 2003 and the sales tax accrual removed from the accounts of the Company.

4.       LINE OF CREDIT
         --------------
         In 2002 the Company negotiated a $500,000 revolving line of credit with Nevada State Bank at an interest rate of prime (4.25 percent), with the Chairman and President of the Company as the guarantor. The funds

                                  SULPHCO, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 2003, and 2002

         assisted the Company in meeting short-term cash flow requirements. The line of credit expired on May 24, 2003. At that time, all amounts of principal and unpaid interest were due. In February 2003 the Company paid $501,821 on the line of credit, which includes $500,000 principal and the outstanding interest incurred through the payment date. The equity account remained open until its expiration date of May 24, 2003.

         At December 31, 2003 and 2002, the Company owed $-0- and $500,000, respectively, to Nevada State Bank under the line of credit agreement.

5.       NOTES PAYABLE
         -------------
         The Company's notes payable consist of the following as of December 31, 2003:

                  Note payable to a related party, with interest
                  payable monthly at 9.6%                             $ 250,000

                  Note payable to a related party, with interest
                  payable of 500,000 shares of common stock             250,000

                  Note payable to the CEO and Chairman, with
                  interest payable of 500,000 shares of common stock    250,000
                                                                      ----------

                                                                      $ 750,000
                                                                      ==========

         The $250,000 note due to a related party has an interest rate of 9.6 percent, and requires monthly interest payments of $2,000. This note matures on March 1, 2004. Any unpaid accrued interest will be due with the principal when the note matures. In 2003 the Company paid $24,000 of interest on the note. The principal amount of $250,000 is still outstanding at December 31, 2003.

         On December 30, 2003, under the Board's approval, the Company issued a $500,000 note to the Chairman and CEO and a $500,000 note to a related party. For each of these notes, $250,000 was obtained before year end. The balance of $250,000 for each note will be obtained when the Company

                                  SULPHCO, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 2003, and 2002

         needs it. Each note required 500,000 shares of the Company's common stock, in lieu of interest payment, to be delivered to the note holder by January 15, 2004. In January 2004 the Company issued 500,000 shares to the Chairman and CEO and 500,000 shares to the related party.
         (See Note 14)

6.       OPERATING LEASE
         ---------------
         In March 2003 the Company entered into a lease agreement on its new location in Sparks, Nevada with a Nevada joint venture. In February 2004 the Company extended their lease term for an additional one year to March 3, 2005.

         Following is a schedule of payments required under the rental lease agreement with Dermody Industrial Group:

                                  2004                               $ 443,068
                                  2005                                  73,845
                                  2006                                     -0-
                                  2007                                     -0-
                                  2008                                     -0-
                               After 2008                                  -0-
                                                                     ----------
                 Total minimum lease payments                        $ 516,913
                                                                     ==========

         In 2003 the Company was also obligated for the lease of another property from the Chairman and CEO under a non-cancelable lease agreement. The lease required that the Company make lease payments until either the lease term expired in February 2004 or the property was sold. The property sold in November 2003.

         The Company paid $427,138 and $78,315 for rent expense in 2003 and 2002, respectively.

7.       CONTINGENT LIABILITIES
         ----------------------
         A third party claimed that, in January 1998, the Company's predecessor (the Patterson Group, Inc.) had granted him the right to purchase 9% of

                                  SULPHCO, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 2003, and 2002

         the Company's then outstanding shares at par value. Seventy thousand shares of the Company's stock was transferred to the third party.

         In November 2001 a former employee brought a complaint against the Company, claiming that an employment agreement between the Company and the former employee had been breached. A settlement was reached in February 2003. The former employee received the 2 million shares that were previously cancelled when his employment ended at the Company. The Company was also required to pay $100,000 to the former employee on an installment basis. As of December 31, 2003, the Company owes $13,636.

         Financial instruments which potentially subject the Company to concentrations of credit risk consist mainly of cash equivalents. The Company maintains amounts on deposit with financial institutions which exceed federally insured limits. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

8.       RELATED PARTY TRANSACTIONS
         --------------------------
         In December 2001 the Chairman and CEO of the Company borrowed $1,360,685 from the Company. The notes were payable upon demand and carried interest at the prime rate on the date of each note. At December 31, 2000, the Company had advances from the Chairman payable on demand with no interest in the amount of $100,000. The Chairman used the advances to offset the receivable and repaid the remaining receivable during 2002.

         In May 2002 the Company borrowed $500,000 under a line of credit at 4.23% from Nevada State Bank naming the Chairman as the guarantor of the loan. The line of credit matured in May 2003. (See Note 4).

                                  SULPHCO, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 2003, and 2002

         In 2003 the Company leased property from the Chairman and CEO under a non-cancelable lease agreement. The rent paid to the Chairman in 2003 was $71,500.

         As of December 31, 2003, the Company borrowed an additional $250,000 from the CEO and Chairman. (See Note 5).

         The CEO was paid consulting fees of $300,000 and $250,000 in 2003 and 2002, respectively, under an employment contract. The agreement is set to terminate on July 1, 2004.

         The Company had outstanding at year end a $250,000 note due to a related party with an interest rate of 9.6 percent. In 2003 the Company paid $24,000 of interest on the note. (See Note 5).

         In December 2003 the Company issued a $500,000 note to a related party. Upon signing the note, $250,000 of the principal was obtained, with the balance of $250,000 to be obtained upon demand by the Company. (See
         Note 5). In January 2004 the Company issued 500,000 shares to the related party in lieu of interest on this note. (See Note 11)

9.       COMMON STOCK
         ------------
         In November 2003 the Company issued 2,173,913 shares of the Company stock at $0.23 per share to the Chairman and CEO for $500,000.

         In August 196,870 shares were returned to the Company to cancel part of a subscription receivable of $200,000. In September 3,125 shares were returned to the Company to cancel the balance of the subscription receivable.

         In June 2003 the Company issued 50,000 shares at $0.32 per share for the services of a Director valued at $16,000.

                                  SULPHCO, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 2003, and 2002

         In March 2003 the Company issued 50,000 shares at $0.33 per share for cash of $16,500.

         In February 2003 a subscription of $3,575,000 was canceled when a loan of $1,920,000 was relieved, and cash of $1,655,000 was received.

10.      STOCK OPTIONS
         -------------
         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for employees in the financial statements. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              2003
                                                              ----

         Net earnings - as reported                      $  (3,048,353)
                                                         ==============

         Net earnings - pro forma                        $  (3,066,376)
                                                         ==============

         Earning per share - as reported                 $       (0.06)
                                                         ==============

         Earning per share - pro forma                   $       (0.06)
                                                         ==============

         The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                               2003
                                                               ----
         Expected Dividend yield                                  $ -0-
         Expected stock price volatility                           272%
         Risk free interest rate                             4.00-4.65%
         Expected life of options                               3 years

                                  SULPHCO, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 2003, and 2002

         The following table summarizes information about stock options outstanding at December 31, 2003:

                                                                                              Weighted
                                                                                          Average Exercise
                                                                         Shares                 Price
                                                                     --------------       ----------------
         Options outstanding, beginning of year                                 -0-             $   -0-

         Options exercised                                                      -0-             $   -0-

         Options granted                                                 1,100,000              $ 0.53
                                                                      -------------             -------

         Options outstanding, end of year                                1,100,000              $ 0.53
                                                                      =============             =======

         Option price range at end of year                             $0.35-$0.55
         Weighted-average fair value of options
           Granted during the year                                           $0.59

         There were no stock options at December 31, 2002.

         The Company has a Non-Officer Limited Stock Appreciation Rights Plan. In August 2003 ten employees were granted awards for 2,500 Limited Stock Appreciation Rights, each with a multiplier of eighteen, at a base price of $0.24.

11.      STOCK SUBSCRIPTIONS
         -------------------
         In September 2001 the Company issued 2,758,620 shares under a subscription agreement in which a third party agreed to place the shares with investors interested in assisting the Company in reaching its objectives. The shares were valued at $0.725 per share for a total value of $2,000,000. At December 31, 2002, the Company had received $1,116,000 in cash from the third party. Subsequent to year-end, another $75,000 was received. In April 2002 the Company requested that the third party immediately remit the balance of $737,000 or return 1,023,611 shares for cancellation. This dispute has not yet been resolved as of the report date.

                                  SULPHCO, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 2003, and 2002

         The total stock subscription receivable was $812,500 and $4,624,500 at December 31, 2003 and 2002 respectively.

12.      PROVISION FOR INCOME TAXES
         --------------------------
         The Company recognizes deferred tax liabilities and benefits for the expected future tax consequences of events that have been included in the financial statements or tax returns.

         Deferred tax liabilities and benefits are recognized using enacted tax rates in effect for the year in which the differences are expected to reverse.

         The following is a schedule of the composition of the provision for income taxes:

                                                             2003        2002
                                                           ---------   ---------
         FEDERAL
         -------
         Current                                           $    -0-    $    -0-
         Deferred                                               -0-         -0-
                                                           ---------   ---------

              Total provision for federal income taxes          -0-         -0-
                                                           ---------   ---------

         Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse.

         The following is a schedule of the composition of the income tax benefit:

                                                               2003              2002
                                                           -------------     -------------
                  Net operating loss carryforward          $ 18,011,199      $ 14,962,847
                  Valuation                                 (18,011,199)      (14,962,847)
                                                           -------------     -------------
                      Total provision for income taxes     $         -0-     $         -0-
                                                           =============     =============

         Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                  SULPHCO, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 2003, and 2002

                                                                       DECEMBER 31
                                                                 2003                2002
                                                            --------------      --------------
         Net loss before taxes                              $  (3,048,353)      $  (6,542,127)
         U.S. statutory rate                                        34.00%              34.00%
                                                            --------------      --------------
         Change in deferred tax                                 1,036,440           2,224,323
         Change in deferred tax asset valuation account        (1,036,440)         (2,224,323)
                                                            --------------      --------------
         Total tax expense                                  $        0.00       $        0.00
                                                            ==============      ==============
         Effective tax rate                                          0.0%                0.0%
                                                            ==============      ==============

         The net change in the valuation account was $1,036,440 and $2,224,323 in the years ended December 31, 2003, and 2002, respectively. The valuation allowance has been estimated in an amount equal to the projected future benefit of the loss carryforward because there is no assumption that the Company will generate sufficient income to utilize the tax benefit. The Company has incurred losses since its inception. The Company has unused net operating losses available for carryforwards of approximately $18,000,000 that will start to expire in 2019.

13.      FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------
         Financial Accounting Standards Board Statement No. 107, "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement.

         The carrying amounts reported in the balance sheets for notes receivable approximate fair value due to their short-term nature. Notes payable approximate fair value as their stated interest rates approximate a market rate available to the Company at January 24, 2004.

14.      SUBSEQUENT EVENTS
         -----------------
         In January 2004 the Company issued 500,000 shares to the Chairman, and 500,000 shares to the related party, in lieu of interest on the notes payable to them.

--------------------------------------------------------------------------------
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

Assigned
Number              Description
------              -----------

**(3)(i) Restated Articles of Incorporation of SulphCo, Inc. as filed on December 30, 2003 with the Nevada Secretary of State.

*(3)(ii)            Amended and Restated By-laws of the Company.

*(10.1) Executive Employment Agreement dated as of February 17, 2003, by and between SulphCo, Inc. and Kirk S. Schumacher.

**(10.2)            2003 Non-Officer Limited Stock Appreciation Rights Plan.

**(14)              Code of Ethics, adopted by the Board of Directors on March
                    12, 2004.

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

------------

* Incorporated by reference from the Company's Form 10-QSB for the quarter ended March 31, 2003 (SEC File No. 000-27599) as filed with the SEC on May 14, 2003.

** Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 2003 (SEC File No. 000-27599) as filed with the SEC on March 29, 2004.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SULPHCO, INC.


June 11, 2004                           By: /s/ Rudolf W. Gunnerman
                                            -----------------------
                                            Rudolf W. Gunnerman
                                            Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         POSITION                                     DATE
/s/ Rudolf W. Gunnerman           Chairman of the Board of Directors,          June 11, 2004
-----------------------           Chief Executive Officer
Rudolf W. Gunnerman               (Principal Executive Officer)


/s/ Kirk S. Schumacher            President, Secretary and Director            June 11, 2004
-----------------------
Kirk S. Schumacher


/s/ Patrick E. Lacy               Controller and Director                      June 11, 2004
-----------------------           (Principal Financial and
Patrick E. Lacy                   Accounting Officer)


/s/ Harry P. Holman               Director                                     June 11, 2004
-----------------------
Harry P. Holman


/s/ Loren J. Kalmen               Director                                     June 11, 2004
-----------------------
Loren J. Kalmen