Form 10QSB/A
period 2004-03-31
SULPHCO INC
filed 2004-06-14
CIK 1096560

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

                                   -----------

                                 Amendment No. 1

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

                                EXPLANATORY NOTE


         SulphCo, Inc. (the "Company") is filing this Form 10-QSB/A ("Amendment") to amend its Quarterly Report on Form 10-QSB for the period ended March 31, 2004 (the "Original Filing") filed on May 17, 2004 with the Securities and Exchange Commission ("SEC") in order to (i) refile in its entirety "Part I -
Item 1. Financial Statements" to include the interim financial statements for the period ended March 31, 2004, and (ii) to refile in its entirety "Part II -
Item 6. Exhibits and Reports on Form 8-K" to reflect the certifications of our Chief Executive Officer and Chief Financial Officer included with this Amendment. As previously reported in the Original Filing, the Company's former independent accountants, Forbush and Associates, were not registered with the Public Company Accounting Oversight Board ("PCOAB")as of the date of the Original Filing and, accordingly, were unable to review the financial statements included in this Amendment at such time. The financial statements included in this Amendment have been reviewed by the Company's new independent auditors, Mark Bailey & Company, Ltd.

         This Amendment does not amend any other information previously filed in the Original Filing. The Original Filing is hereby superseded and amended with respect to the sections set forth in this Amendment.

Item 1.  Financial Statements.


                                 (A DEVELOPMENT STAGE COMPANY)
                                        BALANCE SHEETS

                                                                   MARCH 31       DECEMBER 31
                                                                     2004            2003
                                                                   UNAUDITED        AUDITED
                                                                 -------------   -------------
CURRENT ASSETS:
      Cash and cash equivalents                                  $    330,855    $    735,733
      Accounts receivable                                              15,273             231
      Prepaid expenses                                                225,263          10,973
                                                                 -------------   -------------
           Total current assets                                       571,390         746,937
                                                                 -------------   -------------

FIXED ASSETS
      Property and equipment, net                                     175,133         222,516
      Inventory                                                       535,600         529,236
                                                                 -------------   -------------

           Total fixed assets                                         710,734         751,752
                                                                 -------------   -------------

OTHER ASSETS
      Deferred tax asset                                                   --              --
      Deposits                                                         36,822          36,822
                                                                 -------------   -------------

           Total other assets                                          36,822          36,822
                                                                 -------------   -------------

             Total assets                                        $  1,318,947       1,535,510
                                                                 =============   =============

CURRENT LIABILITIES
      Accounts payable                                           $     41,239    $     49,638
      Accrued liabilities                                              51,875          80,376
      Current portion of lawsuit settlement-Cullen                         --          13,636
      Note payable                                                  1,000,000         750,000
                                                                 -------------   -------------

           Total current liabilities                                1,093,114         893,650
                                                                 -------------   -------------


STOCKHOLDER'S EQUITY
           Preferred stock: 10,000,000 shares authorized
           ($0.001 par value) none issued                                  --              --
           Common stock: 100,000,000 shares authorized
           ($0.001 par value) 50,820,083 and 49,667,118 shares
           issued and outstanding at March 31, 2004 and
           December 31, 2003 respectively                              50,820          49,670
           Paid in capital                                         19,816,239      19,415,389
           Stock subscription receivable                             (812,000)       (812,000)
           Deficit accumulated during the development stage       (18,829,227)    (18,011,199)
                                                                 -------------   -------------

                Total stockholder's equity                            225,832         641,860
                                                                 -------------   -------------

                     Total liabilities and equity                $  1,318,947    $  1,535,510
                                                                 =============   =============

See accompanying notes to financial statements.


                                         SULPHCO, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF OPERATIONS

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31
                                                                     --------------------------
                                                        INCEPTION       2004          2003
                                                         TO DATE      UNAUDITED     UNAUDITED
                                                       ------------  ------------  ------------
REVENUE
      Sales                                            $    42,967
      Interest income                                       39,309            --             2
                                                       ------------  ------------  ------------

           Total revenue                               $    82,276   $        --   $         2

EXPENSES
      Salary and wage expense                            7,635,085       144,677       200,283
      Director Fees                                      4,702,000        21,000        18,500
      General and administrative expenses                4,307,085       449,880        42,585
      Research and development expenses                  1,306,584        75,091        71,042
      Depreciation                                         613,029        47,382        40,500
                                                       ------------  ------------  ------------

           Total expenses                               18,563,782       738,029       372,910
                                                       ------------  ------------  ------------

           Loss from operations                         18,481,506       738,029       372,908
                                                       ------------  ------------  ------------

      Loss on disposal of assets                           221,711            --       221,711

           Net loss before interest and income taxes    18,703,217       738,029       594,619

      Interest expense                                     126,011        80,000         9,676
                                                       ------------  ------------  ------------

      Net loss before income taxes                      18,829,227       818,029       604,295

Income tax benefit                                              --            --            --
                                                       ------------  ------------  ------------

      Net loss                                         $18,829,227   $   818,029   $   604,295
                                                       ============  ============  ============


Loss per common share                                  $      0.60   $      0.02   $      0.01
                                                       ============  ============  ============

Weighted average shares
      basic and fully diluted (Note 1)                  31,321,421    50,786,750    47,671,170
                                                       ============  ============  ============

See accompanying notes to financial statements.



                                               SULPHCO, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF CASH FLOWS


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                             -----------------------------
                                                               INCEPTION         2004             2003
                                                                TO DATE        UNAUDITED       UNAUDITED
                                                             -------------   -------------   -------------
Cash Flows From Operating Activities
Net income                                                   $(18,829,227)   $   (818,029)   $   (604,295)
Adjustments to Reconcile Net Income to Cash
     Depreciation & amortization                                  613,029          47,382          40,500
     (Increase) decrease in:
          Accounts receivable                                     (15,272)        (15,041)             --
          Decrease in related party receivable                  1,359,185              --              --
          Prepaid expenses                                       (223,762)       (214,290)          6,050

     Increase (decrease) in:
          Accounts payable                                         17,855          (8,399)        (74,888)
          Accrued liabilities                                      75,257         (28,501)         15,914
          Lawsuit settlement                                           --         (13,636)        (31,818)
          Stock issued in lieu of interest                        296,000         296,000              --
          Stock issued for services                             5,714,668         106,000              --
                                                             -------------   -------------   -------------
                  Net cash used in operating activities       (10,992,267)       (648,514)       (648,537)
                                                             -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Deposits                                                (36,822)             --         (48,064)
          Inventory                                              (315,513)         (6,364)             --
          Investment in subsidiary                               (220,086)             --              --
          Development of intangible assets                        (15,843)             --              --
          Purchase of property and equip                         (409,988)             --        (106,741)
                                                             -------------   -------------   -------------
                  Net cash used in investing activities          (998,252)         (6,364)       (154,805)
                                                             -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Stock subscription                                         4,240,887              --       1,920,000
     Proceeds from stock subscriptions                          6,890,200              --          16,500
     Proceeds from issuance of related party notes payable      3,750,000         250,000        (170,000)
     Proceeds from issuance of line of credit                     750,000              --              --
     Principal payments on line of credit                        (750,000)             --        (500,000)
     Payments on contracts payable                               (250,000)             --              --
     Return of capital                                           (118,427)             --              --
     Principal payments on advance from related party          (2,191,285)             --              --
                                                             -------------   -------------   -------------
                  Net cash provided by
                  financing activities                         12,321,375         250,000       1,266,500
                                                             -------------   -------------   -------------

                                                             -------------   -------------   -------------
Net increase (decrease) in cash and cash equivalents              330,855        (404,878)        463,158
                                                             -------------   -------------   -------------

Cash and cash equivalents at beginning of period                       --         735,733          13,574
                                                             -------------   -------------   -------------
Cash and cash equivalents at end of period                   $    330,855    $    330,855    $    476,732
                                                             =============   =============   =============

See accompanying notes to financial statements.

                                                           SULPHCO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    JANUARY 13, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2004

                                                                                                          STOCK           TOTAL
                                               COMMON STOCK             ADDITIONAL      ACCUMULATED   SUBSCRIPTIONS    STOCKHOLDERS
                                          SHARES          AMOUNT      PAID-IN CAPITAL     DEFICIT       RECEIVABLE        EQUITY
                                       -------------   -------------   -------------   -------------   -------------   -------------
Balance, January 13, 1999              $         --    $         --    $         --    $         --    $         --    $         --

Stock issued for cash at
  $167 per share                              1,000               1         166,999              --              --         167,000

Restatement from recapitalization
  of GRD Inc.                            19,999,000          19,999         (19,999)             --              --              --

Net loss                                         --              --              --        (128,802)             --        (128,802)
                                       -------------   -------------   -------------   -------------   -------------   -------------

Balance, December 31, 1999               20,000,000          20,000         147,000        (128,802)             --          38,198

Contributions from stockholder:
    Cash                                         --              --         169,168              --              --         169,168
    Equipment                                    --              --         362,331              --              --         362,331

Acquisition of Filmworld, Inc.            1,200,000           1,200        (251,200)             --              --        (250,000)

Contribution of capital                     820,000             820         409,180              --        (208,500)        201,500

Issuance of stock options                        --              --       1,014,200              --              --       1,014,200

Net loss                                 (1,364,393)     (1,364,393)
                                       -------------   -------------   -------------   -------------   -------------   -------------

Balance, December 31, 2000               22,020,000          22,020       1,850,679      (1,493,195)       (208,500)        171,004

Stock issued for services                   200,000             200         571,800              --              --         572,000

Stock issued for services
  related party                           4,342,800           4,343       4,782,557              --              --       4,786,900

Stock issued for subscriptions
  receivable                                724,750             725       1,207,162              --              --       1,207,887

Issuance of stock options                12,639,620          12,640       7,352,860              --      (6,041,000)      1,324,500

Return of shareholder capital                    --              --        (118,427)             --              --        (118,427)

Net loss                                         --              --              --      (6,927,525)             --      (6,927,524)
                                       -------------   -------------   -------------   -------------   -------------   -------------

Balance, December 31, 2001               39,927,170          39,927      15,646,632      (8,420,720)     (6,249,500)      1,016,340
                                       =============   =============   =============   =============   =============   =============

Stock issued for services                    50,000              50          13,450              --              --          13,500

Stock Issued for services
  related party                          10,000,000          10,000       4,990,000              --              --       5,000,000

Stock issued for cash                       100,000             100           9,900              --              --          10,000

Collection on subscriptions
  receivable                                     --              --              --              --         515,500         515,500

Cancelled Subscriptions Receivable       (1,000,000)         (1,000)       (499,000)             --         500,000              --

Issuance of stock options                    75,000              75         (27,575)             --          37,500          10,000

Return of shareholder capital            (1,100,000)         (1,100)       (570,900)             --         572,000              --

Return of stock subscription               (431,000)           (431)       (440,069)             --              --        (440,500)

Net loss                                         --              --              --      (6,542,127)             --      (6,542,127)
                                       -------------   -------------   -------------   -------------   -------------   -------------

Balance December 31, 2002                47,621,170          47,621      19,122,438     (14,962,846)     (4,624,500)       (417,287)
                                       =============   =============   =============   =============   =============   =============

Stock issued for services                   100,000             100          32,400              --              --          32,500

Payment on stock subscription                    --              --              --              --       3,575,000       3,575,000

Return of stock subscription               (225,000)           (225)       (237,275)             --         237,500              --

Stock issued for cash                     2,173,913           2,174         497,826              --              --         500,000

Net loss                                         --              --              --      (3,048,352)             --      (3,048,352)
                                       -------------   -------------   -------------   -------------   -------------   -------------

Balance December 31, 2003                49,670,083          49,670      19,415,389     (18,011,199)       (812,000)        641,860
                                       =============   =============   =============   =============   =============   =============

Stock issued in lieu of interest
  on loans                                1,000,000           1,000         295,000              --              --         296,000

Stock issued for services                   150,000             150         105,850              --              --         106,000

Net loss                                         --              --              --        (818,029)             --        (818,029)
                                       -------------   -------------   -------------   -------------   -------------   -------------

Balance March 31, 2004                 $ 50,820,083    $     50,820    $ 19,816,239    $(18,829,227)   $   (812,000)   $    225,832
                                       =============   =============   =============   =============   =============   =============


See accompanying notes to financial statements.

         SULPHCO, INC.
         (A DEVELOPMENT STAGE COMPANY)
         Notes to Financial Statements

         March 31, 2004 and December 31, 2003

         NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited interim financial statements of SulphCo, Inc. (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management's opinion all adjustments necessary for a fair presentation of the results for interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company's most recent annual report on Form 10KSB.

         NOTE 2 - PREPAID EXPENSES

         Prepaid expenses include prepaid interest of $222,000.00, for stock issued in lieu of a cash interest payment for 2 loans totaling $1,000,000.00, to related parties. The prepaid interest will be amortized over the term of the loan which is one year beginning January 1, 2004.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

         *Exhibit 16.1 - Letter from Forbush and Associates to the U.S. Securities and Exchange Commission dated May 14, 2004.

         Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

         Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

         Exhibit 32.1 - Certification of CEO and CFO Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.
         _______________

         *Incorporated by reference from the Company's Form 10-QSB for the quarter ended March 31, 2004, as filed with the SEC on May 17, 2004.

     (b)Reports on Form 8-K.   None.

                                   SIGNATURES

            In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 11, 2004.                   SULPHCO, INC. (Registrant)

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