Form 10KSB/A
period 2003-12-31
SULPHCO INC
filed 2004-07-01
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

[X]	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ]	Transition Report Under Section 13 or 15 (d) of the Securities Act of 1934

For the fiscal year ended December 31, 2003

Commission file number 0-27599

SULPHCO, INC.
(Name of Small Business Issuer in its Charter)

Nevada	88-0224817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 Spice Islands Drive, Sparks, NV	89431
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone number: (775) 829-1310

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

       State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: On May 28, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of the common equity on that date, equals $14,693,384.

EXPLANATORY NOTE

       SulphCo, Inc. (the "Company") is filing this Form 10-KSB/A ("Amendment No. 2") to amend its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (the "Original Filing") filed on March 29, 2004 with the Securities and Exchange Commission ("SEC"), as amended by Amendment No.1 filed with the SEC on June 14, 2004 ("Amendment No. 1") in order to (i) refile in its entirety "Part I - Item 7. Financial Statements" to include restated audited financial statements for the years ended December 31, 2003 and December 31, 2002 and the report thereon prepared by the Company's new independent auditors, Mark Bailey & Company, Ltd. dated June 17, 2004, and (ii) to refile in its entirety "Part III - Item 13. Exhibits and Reports on Form 8-K" to reflect the updated certifications of our Chief Executive Officer and Chief Financial Officer included with this Amendment.

       The Company is restating the financial statements for the year ended December 31, 2003, in order to reflect an increase in director fees that were originally recorded in the 1st quarter of 2004 and an increase in prepaid expenses.  The restatement resulted in an increase in the Net Loss for the year ended December 31,2003 from the Net Loss previously reported in Amendment No. 1 to the Original Filing by $21,000 to $3,069,353 and an increase in prepaid expenses by $296,000 to $306,973. There were no other material changes from the financial statements filed with the Original Filing as amended by Amendment No. 1.

       This Amendment does not amend any other information previously filed in the Original Filing as amended by Amendment No. 1. The Original Filing as amended by Amendment No. 1 is hereby superseded and amended with respect to the sections set forth in this Amendment.

ITEM 7. FINANCIAL STATEMENTS

SULPHCO, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2003

AND

DECEMBER 31, 2002

WITH

AUDIT REPORT OF

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

MARK BAILEY & CO. LTD.

Certified Public Accountants Management Consultants

Office Address: 1495 Ridgeview Drive, Ste. 200 Reno, Nevada 89509-6634	Phone: 775/332.4200 Fax: 775/332.4210	Mailing Address: P.O. Box 6060 Reno, Nevada 89513

Independent Auditors’ Report

June 17, 2004

Board of Directors
Sulphco, Inc.

We have audited the accompanying balance sheet of Sulphco, Inc., (a company in the development stage) as of December 31, 2003, and the related statements of operations, shareholders’ deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of SulphCo, Inc. from inception to December 31, 2001 were audited by other auditors whose reported dated May 13, 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The statements of operations, changes in shareholders’ deficit, and statements of cash flows of the Company from inception to December 31, 2001 were audited by other independent accountants whose report dated May 13, 2002 expressed an unqualified opinion on those statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sulphco, Inc., (a company in the development stage), as of December 31, 2003, and the results of its operations and its cash flows from inception and for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

Mark Bailey & Company, Ltd.
Reno, Nevada

This page is intentionally blank

SULPHCO, INC.
BALANCE SHEET
December 31, 2003

ASSETS

2003

Current Assets
Cash	$735,733
Accounts receivable	231
Prepaid expenses	306,973

Total current assets	1,042,937

Fixed Assets
Property and equipment (net of accumulated depreciation of $573,224)	222,515
Desulfurization unit	529,236

Total fixed assets	751,751

Other Assets
Deferred tax asset (net of valuation allowance of $6,130,948)	—
Deposits	36,822

Total other assets	36,822

Total assets	$1,831,510

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$49,638
Accrued expenses	80,376
Settlement liability	13,636
Related party notes payable	750,000

Total current liabilities	893,650

Stockholders’ Deficit
Common stock, $.001 par value, 100,000,000 shares authorized
49,670,083 shares issued and outstanding	49,670
Additional paid-in-capital	19,731,339
Stock subscriptions receivable	(812,000)
Common stock subscribed	1,050
Deficit accumulated during the development stage	(18,032,199)

Total stockholders’ deficit	937,860

Total liabilities and stockholders’ deficit	$1,831,510

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
STATEMENTS OF OPERATIONS
From Inception and for the Years Ended December 31, 2003 and 2002

		For the Years Ended
	Inception to date	December 31, 2003	December 31, 2002

Revenue
Sales	$42,967	$—	$42,967

Interest income	39,309	—	5,213

Total revenue	82,276	—	48,180

Expenses
Salary and wage expense	(7,490,408)	(781,023)	(642,448)
Director fees	(4,702,000)	(39,500)	(4,520,000)
General and administrative expenses	(3,857,205)	(1,290,777)	(926,225)
Research and development expenses	(1,231,493)	(518,810)	(324,192)
Depreciation expense	(565,647)	(191,043)	(160,530)

Total expenses	(17,846,753)	(2,821,153)	(6,573,395)
Loss from operations	(17,764,477)	(2,821,153)	(6,525,215)

Loss on disposal of assets	(221,711)	(221,711)	—

Net loss before interest expense and income taxes	(17,986,188)	(3,042,864)	(6,525,215)
Interest expense	(46,011)	(26,489)	(16,912)

Net loss before income taxes	(18,032,199)	(3,069,353)	(6,542,127)

Provision for income taxes	—	—	—

Net loss	$(18,032,199)	$(3,069,353)	(6,542,127)

Loss per share:	$(0.58)	$(0.06)	(0.15)

Weighted average shares outstanding - basic and diluted	31,321,421	47,635,663	43,775,337

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
From Inception and For the Years Ended December 31, 2003 and 2002

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Common Stock Subscribed	Stock Subscriptions Receivable	Total Equity
	Shares	Amount

Balance, January 13, 1999
Stock issued for cash at $167 per share	$1,000	$1	$166,999				$167,000
Restate from recapitalization of GRD, Inc.	19,999,000	19,999	(19,999)	—		—	—
Net loss				(128,802)			(128,802)

Balance at December 31, 1999	20,000,000	20,000	147,000	(128,802)	—	—	38,198
Contributions from stockholders:						—
Cash			169,168				169,168
Equipment			362,331				362,331
Acquisition of Filmworld, Inc.	1,200,000	1,200	(251,200)				(250,000)
Contribution of capital	820,000	820	409,180			(208,500)	201,500
Issuance of stock options			1,014,200				1,014,200
Net loss				(1,364,393)			(1,364,393)

Balance at December 31, 2000	22,020,000	22,020	1,850,679	(1,493,195)	—	(208,500)	171,004
Stock issued for services	200,000	200	571,800	—		—	572,000
Stock issued for related party services	4,342,800	4,342	4,782,558				4,786,900
Stock issued for related party cash	724,750	725	1,207,162				1,207,887
Stock issued for subscriptions receivable	12,639,620	12,640	7,352,860			(6,041,000)	1,324,500
Return of shareholder capital			(118,427)				(118,427)
Net loss				(6,927,524)			(6,927,524)

Balance at December 31, 2001	39,927,170	39,927	15,646,632	(8,420,719)	—	(6,249,500)	1,016,340
Stock issued for services	50,000	50	13,450				13,500
Stock issued for related party services	10,000,000	10,000	4,990,000				5,000,000
Stock issued for cash	100,000	100	9,900				10,000
Collection on subscriptions receivable						515,500	515,500
Cancelled subscriptions receivable	(1,000,000)	(1,000)	(499,000)			500,000	—
Issuance of stock subscription	75,000	75	(27,575)			37,500	10,000
Return of shareholder capital	(1,100,000)	(1,100)	(570,900)			572,000	—
Return of stock subscription	(431,000)	(431)	(440,069)				(440,500)
Net loss				(6,542,127)			(6,542,127)

Balance at December 31, 2002	47,621,170	47,621	19,122,438	(14,962,846)	—	(4,624,500)	(417,287)
Stock issued for services	100,000	100	32,400				32,500
Stock subscribed for services			20,950		50		21,000
Payment on stock subscription						3,575,000	3,575,000
Return of stock subscription	(225,000)	(225)	(237,275)			237,500	—
Stock issued for cash	2,173,913	2,174	497,826				500,000
Stock subscribed for prepaid interest			295,000		1,000		296,000
Net loss				(3,069,353)			(3,069,353)

Balance at December 31, 2003	49,670,083	$49,670	$19,731,339	$(18,032,199)	$1,050	$(812,000)	$937,860

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
STATEMENTS OF CASH FLOWS
From Inception and For the Years Ended December 31, 2003 and 2002

	Inception to date	2003	2002

Cash Flows from Operating Activities
Net loss	$(18,032,199)	$(3,069,353)	$(6,542,127)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	565,647	191,043	160,530
Shares issued for services	5,608,668	16,000	5,013,500

Shares subscribed for services	21,000	21,000	—

Increase in accounts receivable	(231)	(231)	—
Decrease in related party receivable	1,359,185	—	1,360,685

Increase in work in progress	—	—	(583,470)

(Increase) decrease in prepaid expenses	(9,472)	211	40,947

Increase (decrease) in accounts payable	26,254	(103,800)	63,513
Increase in accrued liabilities	103,758	4,644	53,149

Increase (decrease) in legal settlement	13,636	(86,364)	100,000

Net cash used in operating activities	(10,343,754)	(3,026,850)	(333,273)

Cash Flows from Investing Activities
Purchase of capital assets	(719,137)	(156,749)	(40,591)
Investment in subsidiary	(220,086)	—	220,086

Payment of deposits	(36,822)	(15,742)	(21,080)

Development of intangible assets	(15,843)	—	—

Net cash used in investing activities	(991,888)	(172,491)	158,415

Cash Flows from Financing Activities
Proceeds from issuance of stock	6,890,200	516,500	20,000
Proceeds from stock subscriptions	4,240,887	1,655,000	(484,500)
Proceeds from issuance of related party notes payable	3,500,000	2,250,000	420,000
Proceeds from issuance of line of credit	750,000	—	750,000
Return of capital	(118,427)	—	(440,500)
Payments on contracts payable	(250,000)	—	—
Principal payments on line of credit	(750,000)	(500,000)	(250,000)
Principal payments on advance from related party	(2,191,285)	—	—

Net cash provided by financing activities	12,071,375	3,921,500	15,000

Net increase (decrease) in cash and cash equivalents	735,733	722,159	(159,858)
Cash and cash equivalents at inception,

December 31, 2002 and 2001	—	13,574	173,432

Cash and cash equivalents at December 31, 2003 and 2002	$735,733	$735,733	$13,574

Supplemental Information and Noncash Transactions

During the years ended December 31, 2003, and 2002, $27,950 and $16,869 were paid for interest, respectively, and no amounts were paid for income taxes.

In December 2003 one million common shares were subscribed at $0.296 per share for prepaid interest of $296,000.

In February 2003 a stock subscription of $3,575,000 was paid with $1,655,000 in cash and the relief of notes payable of $1,920,000.

In 2002 notes payable of $1,000,000 were relieved with the decrease of $1,000,000 in subscriptions payable.

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

1.	Organization and Significant Accounting Policies

Sulphco, Inc. (the Company), formerly Film World, Inc., was originally organized under the laws of the State of Nevada on December 23, 1986 under the name Hair Life Inc. The Company became inactive during 1987 and remained inactive until September 1994. In September 1994, through a reverse acquisition agreement, the Patterson Group became a wholly owned subsidiary of Hair Life, Inc. Operations were conducted via two subsidiaries until 1998, at which time all operations were discontinued and the Company remained dormant until July 1999.

In July 1999 the Company acquired film rights and changed the corporate name to Film World, Inc. In December 2000 the Company discontinued its film operations and distributed all assets and liabilities related to that business to certain shareholders in exchange for their stock.

In December 2000, the Company entered into an exchange agreement with GRD, Inc. (DBA Sulphco) and issued 1,200,000 shares in exchange for all of the outstanding shares of GRD, Inc. Since the shareholders of GRD, Inc. continue to control the Company, the merger was accounted for as a reverse acquisition of Film World, Inc., and the name was changed to SulphCo, Inc.

Business

The Company is still considered a developmental stage company in 2003, as defined by Statement of Financial Accounting Standards (SFAS) No. 7. The Company is engaged in the business of developing and marketing equipment and a process for removing sulfur from petroleum.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The markets for the Company’s products and services are characterized by competition, rapid technological development, regulatory changes, and new product introductions, all of which may impact the future value of the Company’s assets.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with maturities of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2003 and 2002.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. The Company reviews its long-lived assets for impairment. Whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered through undiscounted future cash flows, such loss is recognized in the statement of operations.

Depreciation is determined using the straight-line method over the remaining estimated useful lives of the assets for financial reporting. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on the sale of property and equipment are reflected in the statement of operations.

The Company has an uncommissioned desulphurization unit. This unit consists of a trailer containing equipment to be used to remove sulfur from crude oil. The Company incurred $321,167 in costs and accrued $40,591 in sales taxes on this unit in 2002 and classified it as property, plant and equipment because the Company intended to own the unit and receive a rental payment for the unit. Management has since determined that the unit may be manufactured and sold, so $361,758 was reclassified to fixed assets from construction-in-progress as of December 31, 2003 and the sales tax accrual was removed from the accounts of the Company. The Company records any replacement parts it intends to sell and spare parts for its desulfurizing unit at cost.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

Research and Development

The Company expenses research and development as incurred.

Income Taxes

The Company provides for income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires an asset and liability based approach in accounting for income taxes.

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

Revenue Recognition

In 2000 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Pursuant to SAB No. 101 and the relevant generally accepted accounting principles, the Company will recognize revenue upon the passage of title, ownership and the risk of loss to the customer. During the period ended December 31, 2003, there was no revenue.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

New Accounting Pronouncements

In April 2003 the Financial Accounting Standards Board (FASB) issued SFAS 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement, which amends and clarifies existing accounting pronouncements, addresses financial accounting and reporting for derivative or other hybrid instruments. This Statement requires that contracts with comparable characteristics be accounted for similarly. It is effective for contracts entered into or modified after September 30, 2003. The Company does not expect the adoption of SFAS 149 to have any impact on the financial statements.

In May 2003 the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which is effective at the beginning of the first interim period beginning after March 15, 2003. This statement establishes standards for the Company’s classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS 150 will have no effect on the Company’s financial position or results of operations.

In December 2003 the FASB issued SFAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of SFAS 87, 88, and 106”. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS 87, “Employers’ Accounting for Pensions”, SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. This Statement retains the disclosure requirements contained in SFAS 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information is required to be provided separately for pension plans and for other postretirement benefit plans. The Company has no Pension or Other Postretirement Benefits.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

2.	Line of Credit

In 2002 the Company negotiated a $500,000 revolving line of credit with Nevada State Bank at an interest rate of prime (4.25 percent), with the Chairman and CEO of the Company as the guarantor. The funds assisted the Company in meeting short-term cash flow requirements. The line of credit expired on May 24, 2003.

At December 31, 2003 and 2002, the Company owed $-0- and $500,000, respectively, to Nevada State Bank under the line of credit agreement.

3.	Notes Payable

The Company’s notes payable consist of the following as of December 31, 2003:

The $250,000 note due to a related party has an interest rate of 9.6 percent, and requires monthly interest payments of $2,000. This note matures on March 1, 2004. Any unpaid accrued interest will be due with the principal when the note matures. In 2003 the Company paid $24,000 of interest on the note. The principal amount of $250,000 was still outstanding at December 31, 2003 (See Note 6).

On December 30, 2003, under the Board’s approval, the Company issued a $500,000 note to the Chairman and CEO and a $500,000 note to a related party. For each of these notes, $250,000 was obtained before year end. The balance of $250,000 for each note will be obtained when the Company needs it. Each note required 500,000 shares of the Company’s common stock, in lieu of interest payment, to be delivered to the note holder by January 15, 2004. The notes are due on demand. In January 2004 the Company issued 500,000 shares to the Chairman and CEO and 500,000 shares to the related party. (See Note 6)

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

4.	Operating Lease

In March 2003 the Company entered into a lease agreement on its new location in Sparks, Nevada. In February 2004 the Company extended its lease term for an additional one year to March 3, 2005. (See Note 11)

Following is a schedule of payments required under the rental lease agreement with Dermody Industrial Group:

2004	$443,068
2005	73,845
2006	-0-
2007	-0-
2008	-0-
After 2008	-0-

Total minimum lease payments	$516,913

In 2003 the Company was also obligated for the lease of another property from the Chairman and CEO under a non-cancelable lease agreement. The lease required that the Company make lease payments until either the lease term expired in February 2004 or the property was sold. The property sold in November 2003.

The Company paid $427,138 and $78,315 for rent expense in 2003 and 2002, respectively.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

5.	Contingent Liabilities

The Company is currently the subject of an SEC investigation. The SEC alleges violations of Sections 5(a), 5(c) and 17(a) of the Securities Act of 1934 and Section 10(b) of the Securities Act of 1934 and Rule 10b-5 thereunder . The Company has retained council and has responded to the inquiry and is awaiting response from the SEC. The outcome of the action is not determinable at this time. Any such action could have a material adverse effect on the Company.

In November 2001 a former employee brought a complaint against the Company, claiming that an employment agreement between the Company and the former employee had been breached. A settlement was reached in February 2003. The former employee received the 2 million shares that were previously cancelled when his employment ended with the Company. The Company was also required to pay $100,000 to the former employee on an installment basis. As of December 31, 2003, the Company owes $13,636.

Financial instruments which potentially subject the Company to concentrations of credit risk consist mainly of cash equivalents. The Company maintains amounts on deposit with financial institutions which exceed federally insured limits. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

6.	Related Party Transactions

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

In May 2002 the Company borrowed $500,000 under a line of credit at 4.23% from Nevada State Bank naming the Chairman as the guarantor of the loan. The line of credit matured in May 2003. (See Note 2).

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

In August 2002 the Company issued a note to a related party at an interest rate of 9.6% and is due in March 2004. For the year ended 2003 the Company paid a total of $24,000 in interest and the balance of the note was $250,000 at December 31, 2003. (See Note 3)

In 2003 the Company leased property from the Chairman and CEO under a non-cancelable lease agreement. The rent paid to the Chairman in 2003 and 2002 was $71,500 and 78,315, respectively.

In December 2003 the Company borrowed $250,000 from the CEO and Chairman. (See Note 3).

In November 2003 the Company issued 2,173,913 shares of the Company stock at $0.23 per share to the Chairman and CEO for $500,000. (See Note 7).

In June 2003 the Company issued 50,000 shares at $0.32 per share for the services of a Director valued at $16,000. (See Note 7).

In March 2003 the Company issued 50,000 shares at $0.33 per share to a director for cash of $16,500. (See Note 7).

In February 2003 the Company subscribed 50,000 shares of common stock to a director at $0.42 per share for director services of $21,000. These shares were issued in March 2004. (See Note 11).

The CEO was paid consulting fees of $300,000 and $250,000 in 2003 and 2002, respectively, under an employment contract. The agreement is set to terminate on July 1, 2004.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

In December 2003 the Company issued a $500,000 note to a related party. Upon signing the note, $250,000 of the principal was obtained, with the balance of $250,000 to be obtained upon demand by the Company. (See Note 3). In January 2004 the Company issued 500,000 shares to the related party in lieu of interest on this note. (See Note 11)

7.	Common Stock

In December 2003 one million common shares were subscribed for prepaid interest of $296,000 on related party notes.

In November 2003 the Company issued 2,173,913 shares of the Company stock at $0.23 per share to the Chairman and CEO for $500,000.

In August 2003 196,870 shares were returned to the Company to cancel part of a subscription receivable of $200,000. In September 2003 3,125 shares were returned to the Company to cancel the balance of the subscription receivable.

In June 2003 the Company issued 50,000 shares at $0.32 per share for the services of a Director valued at $16,000.

In March 2003 the Company issued 50,000 shares at $0.33 per share for cash of $16,500.

In February 2003 the Company subscribed 50,000 shares of common stock to a director at $0.42 per share for director services of $21,000. These shares were issued in March 2004. Also, in February 2003, a subscription of $3,575,000 was relieved when a loan of $1,920,000 was forgiven, and cash of $1,655,000 was received.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

8.	Stock Options

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation cost has been recognized for employees in the financial statements. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant date for awards in 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

2003

Net earnings – as reported	$(3,069,353)

Net earnings – pro forma	$(3,087,376)

Earning per share – as reported	$(0.06)

Earning per share – pro forma	$(0.06)

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2003

Expected Dividend yield	$-0-
Expected stock price volatility	272%
Risk free interest rate	4.00-4.65%
Expected life of options	3 years

The following table summarizes information about stock options outstanding at December 31, 2003:

	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	-0-	$-0-

Options exercised	-0-	$-0-
Options granted	1,100,000	$0.53

Options outstanding, end of year	1,100,000	$0.53

Option price range at end of year	$0.35-$0.55
Weighted-average fair value of options
Granted during the year	$0.59

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

There were no stock options at December 31, 2002.

The Company has a Non-Officer Limited Stock Appreciation Rights Plan. In August 2003 ten employees were granted awards for 2,500 Limited Stock Appreciation Rights, each with a multiplier of eighteen, at a base price of $0.24.

9.	Stock Subscriptions

In September 2001 the Company issued 2,758,620 shares under a subscription agreement in which a third party agreed to place the shares with investors interested in assisting the Company in reaching its objectives. The shares were valued at $0.725 per share for a total value of $2,000,000. At December 31, 2002, the Company had received $1,116,000 in cash from the third party. In early 2003 another $75,000 was received. In April 2002 the Company requested that the third party immediately remit the balance of $737,000 or return 1,023,611 shares for cancellation. This dispute has not yet been resolved as of the report date (See Note 11).

The total stock subscription receivable was $812,500 and $4,624,500 at December 31, 2003 and 2002 respectively.

10.	Provision for Income Taxes

The Company recognizes deferred tax liabilities and benefits for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Deferred tax liabilities and benefits are recognized using enacted tax rates in effect for the year in which the differences are expected to reverse.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

The following is a schedule of the composition of the provision for income taxes:

Federal	2003	2002

Current	$-0-	$-0-
Deferred	-0-	-0-

Total provision for federal income taxes	-0-	-0-

Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse.

The following is a schedule of the composition of the income tax benefit:

	2003	2002

Net operating loss carryforward	$18,032,199	$14,962,847
Valuation	(18,032,199)	(14,962,847)

Total provision for income taxes	$-0-	$-0-

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	December 31
	2003	2002

Net loss before taxes	$(3,069,353)	$(6,542,127)
U.S. statutory rate	34.00%	34.00%

Change in deferred tax	1,043,580	2,224,323
Change in deferred tax asset valuation account	(1,043,580)	(2,224,323)

Total tax expense	$0.00	$0.00

Effective tax rate	0.0%	0.0%

The net change in the valuation account was $1,043,580 and $2,224,323, in the years ended December 31, 2003, and 2002, respectively. The valuation allowance has been estimated in an amount equal to the projected future benefit of the loss carryforward because there is no assumption that the Company will generate sufficient income to utilize the tax benefit. The Company has incurred losses since its inception. The Company has unused net operating losses available for carryforwards of approximately $18,050,000 that will start to expire in 2019.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

10.	Fair Value of Financial Instruments

Financial Accounting Standards Board SFAS No. 107, “Disclosure About Fair Value of Financial Instruments” is a part of a continuing process by the FASB to improve information on financial statements. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement.

The carrying amounts reported in the balance sheets for accounts receivable approximate fair value due to their short-term nature. Notes payable approximate fair value as their stated interest rates approximate a market rate available to the Company.

11.	Subsequent Events

In January 2004 the Company issued 500,000 shares to the Chairman and 500,000 shares to a related party in lieu of prepaid interest of $296,000 on the notes payable to them.

Also in January 2004 the Company filed suit for the remittance of $737,000, the balance of the stock subscription that is in dispute (See Note 9)

In February 2004 the Company extended their lease term for an additional one year to March 3, 2005.

In March 2004 the Company issued the 50,000 shares subscribed at $0.42 per share to a director for director fees of $21,000.

Also in March 2004, the Company retired the note payable to a related party in the amount of $250,000 (See Note 3).

On June 3, 2004 the Company entered into a securities purchase agreement to sell up to $2.6 million of units of its securities in a private placement to certain institutional and individual investors. As of the close of business on June 3, 2004, the Company completed the initial closing of the private placement and received approximately $1,300,000 of the

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

On June 15, 2004, entered into a securities purchase agreement to sell up to $2.5 million of units of its securities in a private placement to certain institutional and individual investors. As of the close of business on June 15, 2004, the Company completed the initial closing of the private placement and received approximately $1,250,000 of the total.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Assigned Number		Description

**(3)(i)		Restated Articles of Incorporation of SulphCo, Inc. as filed on December 30, 2003 with the Nevada Secretary of State.

*(3)(ii)	.	Amended and Restated By-laws of the Company

*(10.1)		Executive Employment Agreement dated as of February 17, 2003, by and between SulphCo, Inc. and Kirk S. Schumacher.

**(10.2)		2003 Non-Officer Limited Stock Appreciation Rights Plan.

**(14)		Code of Ethics, adopted by the Board of Directors on March 12, 2004.

(31.1)		Certifications of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

(31.2)		Certifications of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

(32.1)		Certifications of CEO and CFO Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

_______________

*	Incorporated by reference from the Company's Form 10-QSB for the quarter ended March 31, 2003 (SEC File No. 000-27599) as filed with the SEC on May 14, 2003.

**	Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 2003 (SEC File No. 000-27599) as filed with the SEC on March 29, 2004.

SIGNATURES

       In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SULPHCO, INC.

June 29, 2004	By:	/s/ Rudolf W. Gunnerman
Rudolf W. Gunnerman Chief Executive Officer

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	POSITION	DATE

/s/ Rudolf W. Gunnerman	Chairman of the Board of Directors,	June 29, 2004
Rudolf W. Gunnerman	Chief Executive Officer
(Principal Executive Officer)
/s/ Kirk S. Schumacher	President, Secretary and Director	June 29, 2004
Kirk S. Schumacher

/s/ Patrick E. Lacy	Controller and Director	June 29, 2004
Patrick E. Lacy	(Principal Financial and
Accounting Officer)

/s/ Harry P. Holman	Director	June 29, 2004
Harry P. Holman

/s/ Loren J. Kalmen	Director	June 29, 2004
Loren J. Kalmen