Form 10QSB/A
period 2004-03-31
SULPHCO INC
filed 2004-07-01
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 2

{X}     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended March 31, 2004.

{   }     Transition Report Under Section 13 or 15(d) of the Exchange Act
             For the transition period from _______ to ________.

Commission File No. 0-27599

SULPHCO, INC.
(Name of the small business issuer)

Nevada	88-0224817
(State of Incorporation)	(I.R.S. Employer Identification No.)

850 Spice Islands Drive, Sparks, NV 89431
(Address of principal executive offices)

(775) 829-1310
(Issuer's telephone number)

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,324,734 shares of common stock issued and outstanding as of June 18, 2004.

Transitional Small Business Disclosure Format: Yes {   } No {X}

EXPLANATORY NOTE

       SulphCo, Inc. (the "Company") is filing this Form 10-QSB/A ("Amendment No. 2") to amend its Quarterly Report on Form 10-QSB for the period ended March 31, 2004 (the "Original Filing") filed on May 17, 2004 with the Securities and Exchange Commission ("SEC"), as amended by Amendment No. 1 filed with the SEC on June 14, 2004 ("Amendment No. 1"), in order to (i) refile in its entirety "Part I - Item 1. Financial Statements" to include the restated interim financial statements for the period ended March 31, 2004, and (ii) to refile in its entirety "Part II - Item 6. Exhibits and Reports on Form 8-K" to reflect the certifications of our Chief Executive Officer and Chief Financial Officer included with this Amendment No. 2.

       The Company is restating the financial statements for the period ended March 31, 2004, in order to reflect the elimination of $21,000 of director fees for this period, which amount has now been included in a restatement of the financial statements for the year ended the December 31, 2003, contained in Form 10-KSB/A Amendment No. 2. The restatement of the financial statements for the period ended March 31, 2004, resulted in a decrease in the Net Loss for the 1st quarter ended March 2004 from the Net Loss previously reported in Amendment No. 1 to Original Filing by $21,000 to $797,029. There were no other material changes from the financial statements filed with the Original Filing as amended by Amendment No. 1.

       This Amendment does not amend any other information previously filed in the Original Filing as amended by Amendment No. 1. The Original Filing as amended by Amendment No. 1 is hereby superseded and amended with respect to the sections set forth in this Amendment.

Item 1. Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEET
March 31, 2004 (unaudited)

ASSETS
March 31, 2004

(unaudited)
Current Assets
Cash	$330,855
Related party accounts receivable	15,373
Prepaid expenses	225,263

Total current assets	571,491

Property and equipment (net of accumulated depreciation of $573,224)	175,133

Other Assets

Deferred tax asset (net of valuation allowance of $6,595,610)	—
Desulphurization prototype	535,601
Deposits	36,822

Total other assets	572,423

Total assets	$1,319,047

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$41,339
Accrued expenses	51,875
Related party notes payable	1,000,000

Total current liabilities	1,093,214

Stockholders’ Deficit
Common stock, $.0001 par value, 100,000,000 shares authorized
50,820,083 shares issued and outstanding	50,820
Additional paid-in-capital	19,816,239
Stock subscriptions receivable	(812,000)
Deficit accumulated during the development stage	(18,829,226)

Total stockholders’ deficit	225,833

Total liabilities and stockholders’ deficit	$1,319,047

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2004 and 2003 (unaudited)

	Inception to date	For the Three Months Ended March 31,
		2004	2003

Revenue
Sales	$42,967	$—	$—
Interest income	39,309	—	2

Total revenue	82,276	—	2

Expenses
Salary and wage expense	(7,698,710)	(208,302)	(214,926)
Director fees	(4,702,000)	—	—
General and administrative expenses	(4,212,418)	(355,213)	(268,153)
Research and development expenses	(1,337,623)	(106,130)	(71,042)
Depreciation expense	(613,029)	(47,382)	(40,500)

Total expenses	(18,563,780)	(717,027)	(594,621)
Loss from operations	(18,481,504)	(717,027)	(594,619)

Loss on disposal of assets	(221,711)	—	—

Net loss before interest expense and income taxes	(18,703,215)	(717,027)	(594,619)
Interest expense	(126,011)	(80,000)	(9,676)

Net loss before income taxes	(18,829,226)	(797,027)	(604,295)
Provision for income taxes	—	—	—

Net loss	$(18,829,226)	$(797,027)	(604,295)

Loss per share:	$(0.59)	$(0.02)	(0.01)

Weighted average - basic and diluted	32,114,974	50,736,750	47,637,837

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003 (unaudited)

	Inception to Date	March 31,
		2004	2003

Cash Flows from Operating Activities
Net loss	$(18,829,226)	$(797,027)	$(604,295)
Adjustments to reconcile net loss to net cash
used in operating activities:

Depreciation expense	613,029	47,382	40,500

Shares issued for services	5,693,668	85,000	—

Shares issued for interest expense	95,000	74,000	—

Increase in accounts receivable	(15,373)	(15,142)	—

Decrease in related party receivable	1,359,185	—	—

Increase in work in progress	—	—	—

(Increase) decrease in prepaid expenses	(1,762)	7,710	6,050

Decrease in accounts payable	(9,726)	(35,980)	(74,888)

Increase in accrued liabilities	102,938	(820)	15,914

Decrease in legal settlement	—	(13,636)	(31,818)

Net cash used in operating activities	(10,992,267)	(648,513)	(648,537)

Cash Flows from Investing Activities

Purchase of capital assets	(725,502)	(6,365)	(106,741)

Investment in subsidiary	(220,086)	—	—

Payment of deposits	(36,822)	—	(48,064)

Development of intangible assets	(15,843)	—	—

Net cash used in investing activities	(998,253)	(6,365)	(154,805)

Cash Flows from Financing Activities

Proceeds from issuance of stock	6,890,200	—	—

Proceeds from stock subscriptions	4,240,887	—	1,936,500

Proceeds from issuance of related party notes payable	3,750,000	250,000	—

Proceeds from issuance of line of credit	750,000	—	—

Return of capital	(118,427)	—	—

Principal payments on related party notes payable	—	—	(170,000)

Payments on contracts payable	(250,000)	—	—

Principal payments on line of credit	(750,000)	—	(500,000)

Principal payments on advance from related party	(2,191,285)	—	—

Net cash provided by financing activities	12,321,375	250,000	1,266,500

Net increase (decrease) in cash and cash equivalents	330,855	(404,878)	463,158
Cash and cash equivalents at inception,

December 31, 2003 and 2002	—	735,733	13,574

Cash and cash equivalents at March 31, 2004 and 2003	$330,855	$330,855	$476,732

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003 (unaudited)

Supplemental Information and Noncash Transactions

During the three months ended March 31, 2004, and 2003, $80,000 and $16,869 were paid for interest, respectively, and no amounts were paid for income taxes.

In January 2004 one million subscribed shares were issued for interest expense of $74,000 and prepaid interest of $222,000.

In March 2004 fifty thousand subscribed shares were issued for the services of a director.

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2004 (unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements of Sulphco, Inc., (the “Company”) have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the results for the interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company’s most recent annual report on Form 10-KSB.

2.	Prepaid Expenses

Prepaid expenses include prepaid interest of $222,000. One million common shares were issued in lieu of interest for two loans totaling $1,000,000. The prepaid interest is amortized over the one year (the life of the loan).

3.	Related Party Transactions

In March 2004 the Company issued 50,000 shares of subscribed common stock to a director at $0.42 per share for director services in the prior year.

The CEO was paid consulting fees of $75,000 during the quarter, under an employment contract. The agreement is set to terminate on July 1, 2004.

The Company had outstanding at March 31, 2004, a $500,000 note due to a related party, as well as a $500,000 note payable to the CEO. Both of these loans had interest rates of 29.5% (percent).

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2004 (unaudited)

In January 2004 the Company issued 500,000 shares to each related party in lieu of interest on these notes.

4.	Capital Stock

In January 2004 one million subscribed common shares were issued for interest expense during the quarter of $76,000 and prepaid interest of $222,000. (See Note 3).

Also in January 2004 one hundred thousand shares were issued at $0.85 per share for consulting services valued at $85,000.

In March 2004 fifty thousand subscribed common shares were issued for Director services valued in the prior year at $21,000.

5.	Commitments and Contingencies

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist mainly of cash equivalents. The Company maintains amounts on deposit with financial institutions, which exceed federally insured limits. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

There are various claims and lawsuits pending against the Company arising in the normal course of the Company’s business. Although the amount of liability at March 31, 2004, cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company’s financial position.

In January 2004 the Company filed suit for the remittance of $737,000, the balance of the stock subscription that is in dispute.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2004 (unaudited)

6.	Subsequent Events

On June 3, 2004, the Company entered into a securities purchase agreement to sell up to $2,600,000 of its securities in a private placement to certain institutional and individual investors. As of the close of business on June 3, 2004, the Company completed the initial closing of the private placement and received approximately $1,300,000 of the total.

On June 15, 2004, the Company entered into a securities purchase agreement to sell up to $2,500,000 of its securities in a private placement to certain institutional and individual investors. As of the close of business on June 15, 2004, the Company completed the initial closing of the private placement and received approximately $1,250,000 of the total.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

*Exhibit 16.1 - Letter from Forbush and Associates to the U.S. Securities and Exchange Commission dated May 14, 2004.

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

Exhibit 32.1 - Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

_______________

*Incorporated by reference from the Company's Form 10-QSB for the quarter ended March 31, 2004, as filed with the SEC on May 17, 2004.

     (b) Reports on Form 8-K. None.

SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 29, 2004	SULPHCO, INC. (Registrant)

/s/ Rudolf W. Gunnerman
By: Rudolf W. Gunnerman Its: Chairman of the Board of Directors and Chief Executive Officer

/s/ Pat Lacy
By: Pat Lacy Its: Controller and Treasurer (Principal Financial and Accounting Officer)