Form 10QSB
period 2004-06-30
SULPHCO INC
filed 2004-08-16
CIK 1096560

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   -----------


{X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2004.

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

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,669,734 shares of common stock issued and outstanding as of August 13, 2004.

Transitional Small Business Disclosure Format: Yes { } No {X}


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

                                 SULPHCO, INC.
                      (A Company in the Development Stage)
                                 BALANCE SHEET
                                 -------------
                                  (Unaudited)
                                  -----------

                                     ASSETS
                                     ------
                                                                     June 30, 2004
                                                                     -------------
CURRENT ASSETS
--------------
   Cash                                                              $  2,251,007
   Related party accounts receivable
     (net of allowance for doubtful debts of $15,373)                      15,475
                                                                     -------------

    Total current assets                                                2,266,482
                                                                     -------------

PROPERTY AND EQUIPMENT
----------------------
  (net of accumulated depreciation of $575,611)                           179,216
                                                                     -------------

OTHER ASSETS
------------
  Deferred tax asset (net of valuation allowance of $6,689,018)                --
  Desulphurization prototype                                              427,630
  Deposits                                                                 36,822
                                                                     -------------

    Total other assets                                                    464,452
                                                                     -------------

      Total assets                                                   $  2,910,150
                                                                     =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
  Accounts payable                                                   $    148,272
  Accrued expenses                                                         47,926
  Related party notes payable                                           1,000,000
                                                                     -------------

    Total current liabilities                                           1,196,198
                                                                     -------------


COMMITMENTS AND CONTINGENCIES                                                  --
                                                                     -------------

STOCKHOLDERS' DEFICIT
---------------------
  Common stock, $.001 par value, 100,000,000 shares authorized
   53,624,733 shares issued and outstanding                                53,625
  Additional paid-in-capital                                           22,293,908
  Interest prepaid via issuance of stock                                 (148,000)
  Stock subscriptions receivable                                         (812,000)
  Deficit accumulated during the development stage                    (19,673,581)
                                                                     -------------

Total stockholders' deficit                                             1,713,952
                                                                     -------------

Total liabilities and stockholders' deficit                          $  2,910,150
                                                                     =============

    The Accompanying Notes are an Integral Part of the Financial Statements


                                                          SULPHCO, INC.
                                               (A Company in the Development Stage)
                                                     STATEMENTS OF OPERATIONS
                                                     ------------------------


                                                                FOR THE SIX MONTHS ENDED          FOR THE THREE MONTHS ENDED
                                             INCEPTION         JUNE 30,           JUNE 30,         JUNE 30,        JUNE 30,
                                              TO DATE            2004               2003             2004              2003
                                           -------------     -------------     -------------     -------------     -------------
REVENUE
-------
  Sales                                    $     42,967      $         --      $         --      $         --      $         --
  Interest income                                39,309                --                --                --                --
                                           -------------     -------------     -------------     -------------     -------------

      Total revenue                              82,276                --                --                --                --

EXPENSES
--------

   Salary and wage expense                   (7,902,046)         (411,638)         (379,565)         (203,336)         (164,639)
   Director fees                             (4,702,000)               --           (18,500)               --           (18,500)
   General and administrative expenses       (4,555,048)         (697,843)         (481,068)         (342,630)         (212,915)
   Research and development expenses         (1,559,625)         (328,132)         (173,309)         (222,002)         (102,267)
   Depreciation expense                        (615,416)          (49,769)          (93,888)           (2,387)          (53,388)
                                           -------------     -------------     -------------     -------------     -------------

     Total expenses                         (19,334,135)       (1,487,382)       (1,146,330)         (770,355)         (551,709)

Loss from operations                        (19,251,859)       (1,487,382)       (1,146,330)         (770,355)         (551,709)
                                           -------------     -------------     -------------     -------------     -------------

Loss on disposal of assets                     (221,711)               --                --                --                --
                                           -------------     -------------     -------------     -------------     -------------

    Loss before interest expense
      and income taxes                      (19,473,570)       (1,487,382)       (1,146,330)         (770,355)         (551,709)

Interest expense                               (200,011)         (154,000)          (14,298)          (74,000)           (4,622)
                                           -------------     -------------     -------------     -------------     -------------

    Loss before income taxes                (19,673,581)       (1,641,382)       (1,160,628)         (844,355)         (556,331)

Provision for income taxes                           --                --                --                --                --
                                           -------------     -------------     -------------     -------------     -------------

    Net loss                               $(19,673,581)     $ (1,641,382)     $ (1,160,628)     $   (844,355)     $   (556,331)
                                           =============     =============     =============     =============     =============

Loss per share - basic and diluted         $      (0.60)     $      (0.03)     $      (0.02)     $      (0.02)     $      (0.01)
                                           =============     =============     =============     =============     =============

Weighted average - basic                     32,965,206        51,026,611        47,654,503        51,316,473        47,671,170
                                           =============     =============     =============     =============     =============

Weighted average - diluted                   33,025,341        52,488,091        47,654,503        53,439,431        47,671,170
                                           =============     =============     =============     =============     =============

                              The Accompanying Notes are an Integral Part of the Financial Statements

                                                      SULPHCO, INC.
                                          (A Company in the Development Stage)
                                                STATEMENTS OF CASH FLOWS
                                                ------------------------
                                                      (Unaudited)
                                                      -----------

                                                               INCEPTION          JUNE 30,           JUNE 30,
                                                                TO DATE             2004               2003
                                                             -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Net loss                                                  $(19,673,581)      $ (1,641,382)      $ (1,160,628)

Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation expense                                            615,416             49,769             93,888
  Shares issued for services                                    5,693,668             85,000             16,000
  Shares issued for interest expense                               74,000             74,000                 --
  Increase in allowance for doubtful debts                         36,373             15,373                 --
  Increase in accounts receivable                                 (30,948)           (30,717)            (1,715)
  Decrease in related party receivable                          1,359,185                 --                 --
  (Increase) decrease in prepaid expenses                          75,501             84,973            (15,103)
  Decrease in accounts payable                                     97,307             71,053            (52,096)
  Increase in accrued liabilities                                  98,989             (4,769)           (14,320)
  Decrease in legal settlement                                         --            (13,636)           (45,455)
                                                             -------------      -------------      -------------

  Net cash used in operating activities                       (11,654,090)        (1,310,336)        (1,179,429)
                                                             -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Purchase of capital assets                                     (624,001)            95,136           (396,899)
  Investment in subsidiary                                       (220,086)                --                 --
  Payment of deposits                                             (36,822)                --            (28,669)
  Development of intangible assets                                (15,843)                --                 --
                                                             -------------      -------------      -------------

  Net cash provided by (used in) investing activities            (896,752)            95,136           (425,568)
                                                             -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from issuance of stock                               9,225,674          2,335,474                 --
  Proceeds from exercise of stock options                         145,000            145,000             16,500
  Proceeds from stock subscriptions                             4,240,887                 --          3,575,000
  Proceeds from issuance of related party notes payable         4,170,000            500,000                 --
  Proceeds from issuance of line of credit                        750,000                 --                 --
  Return of capital                                              (118,427)                --                 --
  Principal payments on related party notes payable              (420,000)          (250,000)          (170,000)
  Payments on contracts payable                                  (250,000)                --                 --
  Principal payments on line of credit                           (750,000)                --           (500,000)
  Principal payments on advance from related party             (2,191,285)                --                 --
                                                             -------------      -------------      -------------

  Net cash provided by financing activities                    14,801,849          2,730,474          2,921,500
                                                             -------------      -------------      -------------

  Net increase in cash and cash equivalents                     2,251,007          1,515,274          1,316,503

Cash and cash equivalents at inception,
  December 31, 2003 and 2002                                           --            735,733             13,574
                                                             -------------      -------------      -------------

Cash and cash equivalents at June 30, 2004 and 2003          $  2,251,007       $  2,251,007       $  1,330,077
                                                             =============      =============      =============


SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
-------------------------------------------------
During the six months ended June 30, 2004, and 2003, $6,000 and $14,298 were paid for interest, respectively, and no amounts were paid for income taxes.

In January 2004 one million subscribed shares were issued for interest expense of $74,000 and prepaid interest of $222,000.

In March 2004 fifty thousand subscribed shares were issued for the services of a director.


                        The Accompanying Notes are an Integral Part of the Financial Statements

                                  SULPHCO, INC.
                      (A Company in the Development Stage)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    -----------------------------------------
                            June 30, 2004 (unaudited)


1.       BASIS OF PRESENTATION
         ---------------------
         The accompanying unaudited interim financial statements of Sulphco, Inc., (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results for the interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company's most recent annual report on Form 10-KSB.

2.       INTEREST PREPAID VIA ISSUANCE OF STOCK
         --------------------------------------
         In January 2004 the Company issued one million shares of common stock in lieu of interest for two loans totaling $1,000,000. At June 30, 2004 the prepaid interest balance was $148,000. The prepaid interest is amortized over one year (the life of the loan). (See Note 4).

3.       RELATED PARTY TRANSACTIONS
         --------------------------
         In March 2004 the Company issued 50,000 shares of subscribed common stock to a director at $0.42 per share for director services in the prior year.

         An officer was paid consulting fees of $75,000 during the quarter, under an employment contract. The agreement is set to terminate on July 1, 2004.

                                  SULPHCO, INC.
                      (A Company in the Development Stage)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    -----------------------------------------
                            June 30, 2004 (unaudited)


         The Company had outstanding at June 30, 2004, a $500,000 note due to a related party, as well as a $500,000 note payable to an officer. The Company issued 500,000 shares to each, the related party and officer, in lieu of interest on these notes resulting in an interest rate of 29.6%.

4.       CAPITAL STOCK
         -------------
         In January 2004 one million subscribed common shares were issued for prepaid interest of $296,000. (See Note 3).

         Also in January 2004 one hundred thousand shares were issued at $0.85 per share for consulting services valued at $85,000.

         In March 2004 fifty thousand subscribed common shares were issued for Director services valued in the prior year at $21,000.

         In June 2004 the Company entered into two private placements. The first private placement was to sell 2,978,333 shares of common stock at $0.90 per share, warrants exercisable at $1.125 per share for 1,073,217 shares of common stock, and additional investment rights entitling the purchaser to purchase up to 6,132,667 shares of common stock at a purchase price of $0.90 and a warrant to purchase up to 2,146,433 shares at $1.125 per share. The second private placement was to sell 2,030,960 shares of common stock at $1.25 per share, warrants exercisable at $1.5625 per share for 731,846 shares of common stock, and additional investment rights entitling the purchaser to purchase up to 2,090,989 shares of common stock at $1.25 per share and a warrant to purchase up to 1,463,692 shares at $1.5625 per share. The investors purchased 2,504,650 units of shares for $2,335,477 net of offering costs of $274,126. Each unit consists of one share of common stock, a warrant entitling the purchaser to purchase 0.35 shares of common stock, and an additional investment right entitling the purchaser to purchase up to one additional share and a warrant to purchase up to
         0.70 shares.

5.       STOCK OPTIONS
         -------------
         During the three months ended June 30, 2004, stock options were exercised for 300,000 shares of common stock for $145,000.

                                  SULPHCO, INC.
                      (A Company in the Development Stage)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    -----------------------------------------
                            June 30, 2004 (unaudited)


6.       COMMITMENTS AND CONTINGENCIES
         -----------------------------
         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist mainly of cash equivalents. The Company maintains amounts on deposit with financial institutions, which exceed federally insured limits. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

         There are various claims pending against the Company arising in the normal course of the Company's business. Although the amount of liability at June 30, 2004, cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company's financial position.

         In January 2004 the Company filed suit against a former director and their former stock transfer agent for the remittance of $737,000 for the balance of a stock subscription payable to the Company.

7.       SUBSEQUENT EVENTS
         -----------------
         In August 2004 the Company entered into a Collaboration Agreement with ChevronTexaco Energy Technology Co., to further evaluate and develop the Company's ultrasound technology.

ITEM 2.  PLAN OF OPERATION.

OUR BUSINESS

         We are engaged in the business of developing and commercializing our patented and proprietary technology for the reduction of the sulfur content of crude oils and petroleum products, and the "upgrading" of crude oil by reducing its density. Our patented and proprietary process is based upon the novel use of high power ultrasonics - the application of high energy, high frequency sound waves - to effect beneficial changes in the chemical composition in crude oil and other petroleum streams. Originally developed by us for low cost desulfurization of diesel fuel, our development efforts have expanded to include the desulfurization of crude oil and the "upgrading" of crude oil by reducing its density. Our process is expected to provide a highly cost-effective alternative or supplement to conventional refinery processes currently used to remove sulfur from crude oil. We also believe that our process is unique by reason of its ability to desulfurize and upgrade crude oil prior to entering the traditional refinery process.

         We have developed and demonstrated a prototype in a laboratory setting using a revolutionary low pressure, low temperature process that uses high power ultrasound to reduce the sulfur content of crude oil and other petroleum streams. We have been developing and testing our desulfurization technologies since January 1999. Testing has been done through in-house facilities, independent laboratories, and more recently by ChevronTexaco Energy Technology Co., a unit of ChevronTexaco Corp. To date, our testing has been limited to samples produced by laboratory prototypes which process one to ten gallons of crude oil in a laboratory setting. Recent laboratory testing has also demonstrated the ability of our process to upgrade crude oils through the conversion of certain heavy components of petroleum to lighter components. We are also investigating the potential additional "upgrading" benefit our process may have through the reduction of nitrogen, acids, salts and certain metals in crude oil.

         We have completed the design and fabrication of a pre-production prototype of a continuous flow desulfurization unit (deSN(TM) unit) which is intended to process up to 1,000 bbl per day. This unit has been placed at ChevronTexaco Product Company's refinery in El Segundo, California, and is awaiting final installation and testing, which is expected to occur in the first half of 2005. We have also begun the design of a production scale deSN(TM) unit which is intended to process 25,000 or more bbl per day. We intend to construct this unit at our facilities following successful testing of our 1,000 bbl per day unit and receipt of an initial customer order.

         We are continuing to develop ultrasound technology to help provide the high power ultrasound necessary to our process. Our ultrasound technology is intended to increase the ultrasonic intensity generated within our desulfurization units and to improve on existing commercially available ultrasound technologies.

         The market for our technology and our desulfurization units is expected to be crude oil producers and refiners. Crude oil price differentials are driven largely by both sulfur content and crude oil density. These price differentials reflect the relative economic value of crude oil to the ultimate consumer of most crude oil, the oil refiner. Because our technology is expected to both reduce sulfur content and reduce crude oil density at a significantly reduced cost, the successful commercialization of our technology can be expected to produce significant economic benefits to our future customers.

         RECENT DEVELOPMENT AND TESTING ACTIVITIES

         We have been developing our desulfurization technologies on an ongoing basis since January 1999. Testing has been done through in-house facilities, independent laboratories, and more recently by ChevronTexaco Energy Technology Co., a unit of ChevronTexaco Corp. To date, such testing has been limited to samples produced by prototypes which have processed from one to ten gallons of crude oil in a laboratory setting. Beginning in mid-2002 our development activities have centered around re-designing, upgrading and testing of laboratory scale prototypes utilizing more powerful ultrasonic generators, and redesigning these prototypes to accommodate the more powerful generators. Substantially all of the development work to date has been conducted by SulphCo personnel.

         More recently we conducted laboratory testing of our prototypes at our facilities from May 2004 through July 2004, which testing was observed from time to time by ChevronTexaco Energy Technology Co., a unit of ChevronTexaco Corp., and we generated sample materials for their analysis. The testing gave positive indication to both parties that there was sufficient sulfur removal and increase in the amount of lighter petroleum components in the crude oil to justify a joint collaboration to bring our technology to a stage of development suitable for a refinery test of our 1,000 bbl per day pre-production prototype and for eventual large scale commercial use. Accordingly, on August 6, 2004, we entered into a Collaboration Agreement with ChevronTexaco Energy Technology Co. to engage in joint activities to further evaluate, develop and commercialize our proprietary ultrasound technology. Our 1,000 bbl unit has been placed at ChevronTexaco Product Company's refinery in El Segundo, California, and is awaiting final installation and testing. We expect final installation and testing of the unit at this refinery to commence in the first half of 2005.

         We are in the process of building a more powerful ultrasonic system for utilization in our prototypes, which we believe will be more powerful than ultrasonic systems currently available for purchase from third parties. We intend to retrofit our existing 1,000 bbl pre-production unit with this system when it is completed. The retrofit is expected to occur while the 1,000 bbl unit is being installed within the El Segundo, California refinery.

         We are currently in the process of designing a desulfurization unit intended to process 25,000 or more bbl per day and we expect to complete remaining design and engineering work by October 2004. We estimate that following completion of the remaining design and engineering work construction of the initial 25,000 bbl prototype could be completed in approximately 45 days. However, we do not intend to commence construction of this unit until we receive an order from a customer. We expect that this activity will be coordinated with ChevronTexaco Energy Technology Co. under our Collaboration Agreement with them. We cannot assure you that we will be successful in completing the 25,000 bbl unit or when or if we will receive any customer orders for this unit.

PLAN OF OPERATION DURING THE NEXT 12 MONTHS

          During the next 12 months we intend to continue development and commercialization activities currently underway and to explore new activities, pursuant to the Collaboration Agreement entered into on August 6, 2004, with ChevronTexaco Energy Technology Co. In this regard:

         o We recently completed the development and fabrication of a pre-production desulfurization unit which is expected to process up to 1,000 bbl per day. This unit has been delivered to ChevronTexaco Products Company's El Segundo, California refinery for refinery testing, which is expected to occur in the first half of 2005. If the refinery testing of the 1,000 bbl per day desulfurization unit is successful, we intend to construct a larger desulfurization unit which will process 25,000 or more bbl per day of crude oil.

         o We expect to complete to complete remaining design and engineering work for a 25,000 bbl per day unit on or about October 2004. Once the design and engineering work for the 25,000 bbl unit is fully developed and tested, and subject to satisfactory refinery testing of the 1,000 bbl unit, we intend to manufacture the initial 25,000 bbl unit following receipt of a customer order. We estimate that we will require approximately 45 days to manufacture the initial 25,000 bbl unit, which we intend to fabricate at our facility in Sparks, Nevada.

         o We plan to engage in ongoing development and testing activities in collaboration with ChevronTexaco during the next 12 months, including laboratory testing at ChevronTexaco's facilities, intended to demonstrate the commercial potential of our technology and optimize the technology for use in a commercial setting.

         The precise timing of the activities under the Collaboration Agreement (and any additional agreements) over the next 12 months and beyond cannot be predicted with certainty, as they are dependent upon the timing of completion of development and commercialization milestones and the requirements of our collaborative partner.

LIQUIDITY AND FINANCIAL RESULTS

         As of August 12, 2004, we had $1,723,077 in available cash reserves. As we are a development stage company, we have not generated any material revenues since we commenced our current line of business in 1999, and we do not anticipate generating any material revenues unless and until a licensing agreement, sale of an initial production scale unit or other commercial arrangement is entered into with respect to our technology.

         As of June 30, 2004, we had an accumulated deficit of approximately $19.7 million which includes approximately $5.7 million of stock-based compensation expense, and we incurred losses of $1,641,382 in the six month period ending June 30, 2004 (which includes approximately $85,000 of stock based compensation). These losses are principally associated with the research and development of our desulfurization and upgrading technologies, development of pre-production prototypes and related marketing activity, and we expect to continue to incur expenses in the future for development, commercialization and sales and marketing activities related to the commercialization of our technologies.

         Our current monthly cash outflow, or cash burn rate, is approximately $200,000 per month for fixed and normal recurring expenses, as follows:

         Salaries and related payroll costs                      $84,000
         Consulting contract                                      40,000
         Plant and property leases                                37,000
         Professional fees                                        22,000
         Office, phone, utilities                                  5,000
         Patent renewal and maintenance                            6,000
         Travel and entertainment                                  6,000
                                                                --------
                        Total                                   $200,000
                                                                --------

         We intend to continue to incur expenditures during the next 12 months for development of the deSN(TM) units. These expenditures will relate to the design of the deSN(TM) units which is included in the monthly cash outflow described above. Additional funding requirements during the next 12 months may arise upon the placement of an order for one or more deSN(TM) units. We intend that the funding for the cost to manufacture of any particular unit would be available from a customer before we commence manufacture of the unit. Our preliminary estimates of the cost of a deSN(TM) unit range from $2 million to $4 million. However, there is no assurance that our cost estimates will be accurate or that we will receive funds received prior to the commencement of manufacture sufficient to manufacture this unit.

         Under the Collaboration Agreement entered into with ChevronTexaco effective August 6, 2004, each party is required to bear its own expenses in connection with the activities conducted and proposed to be conducted under such agreement.

         In the past we have financed our research and development activities primarily through debt and equity financings from our principal shareholder, Rudolf W. Gunnerman. In June 2004 we conducted two private placements with institutional and other third party investors for the sale of units consisting of our common stock, warrants, and rights to acquire additional stock and warrants, generating net cash proceeds of approximately $2.4 million. The commitment made by Rudolf W. Gunnerman, the Chairman and CEO of the Company, in April 2004 to fund up to an additional $2,000,000 in loans to the Company, of which $250,000 had been advanced in June 2004, has now been repaid, and the commitment by Dr. Gunnerman has been superseded by funding received by the Company in June 2004 from these two private placements.

         THE JUNE 3, 2004 PLACEMENT. Pursuant to a securities purchase agreement effective June 3, 2004, between our company and accredited investors, we agreed to issue and sell to 22 of the selling security holders approximately 2.98 million units, at $0.90 per unit. Each unit in the June 3 placement has a purchase price of $0.90 and consists of one share of common stock, a warrant entitling the purchaser to purchase 0.35 shares of common stock at $1.125 per share for each share acquired, and an additional investment right entitling the purchaser to purchase up to two additional shares at a purchase price of $0.90 per share and a warrant to purchase up to 0.35 shares at $1.125 per share for each additional share acquired under the additional investment right. The securities purchase agreement provided for the sale of one-half of the 2.98 million units to these purchasers on June 3, 2004, and we received aggregate gross cash proceeds of $1.34 million, before deduction of selling expenses of approximately $91,367. Under the terms of the June 3 placement the investors have the right to purchase up to the remaining unpurchased 1.49million of units at any time prior to October 31, 2004, and we have the right (subject to customary closing conditions) to require the investors to purchase these additional 1.49 million of units within 5 days of the announcement of our entry into a collaboration agreement with a major international oil producer on terms satisfactory to a majority of the investors. On August 9, 2004, we issued a public announcement of our entry into a Collaboration Agreement with ChevronTexaco on August 6, 2004. As of the date of this report we have not been advised by a majority of the investors that the terms of the Collaboration Agreement are satisfactory to them. Accordingly, we have no assurances that the investors will purchase the remaining unpurchased units prior to the expiration of these rights on October 31, 2004. As of the date of this report one of the investors has exercised his right to acquire his remaining 22,500 unpurchased units, resulting in proceeds to us of $20,250.

         JUNE 15, 2004 PLACEMENT. Pursuant to a securities purchase agreement effective June 15, 2004, between our company and accredited investors, we agreed to issue and sell to each of the investors in the June 3 placement and seven other accredited investors approximately 2.03 million units, at $1.25 per unit. Each unit in the June 15 placement has a purchase price of $1.25 and consists of one share of common stock, a warrant entitling the purchaser to purchase 0.35 shares of common stock at $1.5625 per share for each share acquired, and an additional investment right entitling the purchaser to purchase up to one additional share at a purchase price of $1.25 per share and a warrant to purchase up to 0.70 shares at $1.5625 per share for each additional share acquired under the additional investment right. The securities purchase agreement provided for the sale of one-half of the 2.03 million of units to these purchasers on June 15, 2004, and we received aggregate gross cash proceeds of approximately $1.27 million, in each case, before deduction of selling expenses of approximately $87,542. Under the terms of the June 15 placement the investors have the right to purchase up to the remaining unpurchased 1.02 million of units at any time prior to October 31, 2004, and until October 31, 2004 we have the right (subject to customary closing conditions) to require the investors to purchase these additional 1.02 million of units within 5 days of the announcement of our entry into a collaboration agreement with a major international oil producer on terms satisfactory to a majority of the investors. On August 9, 2004, we issued a public announcement of our entry into a Collaboration Agreement with ChevronTexaco on August 6, 2004. As of the date of this report we have not been advised by a majority of the investors that the terms of the Collaboration Agreement are satisfactory to them. Accordingly, we have no assurances that the investors will purchase the remaining unpurchased units prior to the expiration of these rights on October 31, 2004. As of the date of this report one of the investors has exercised his right to acquire his remaining 15,000 unpurchased units, resulting in proceeds to us of $18,750.

         The additional investment rights we issued in connection with the June 3 and June 15 placements are exercisable at any time from the date of their issuance 180 trading days from the date an SEC registration statement covering the resale of the private placement shares becomes effective.

         The warrants we issued or which may be issued in connection with the June 3 and June 15 placements upon exercise of the additional investment rights are exercisable for a period of 30 months commencing on their date of issuance. In addition to anti-dilution provisions providing for proportionate adjustments in the event of stock splits, stock dividends, reverse stock splits and similar events, the exercise price of the warrants is subject to downward adjustment upon the issuance by us of common stock or securities convertible into common stock at a price per share of less than the then current exercise price. Payment of the exercise price of the warrants may be made, at the option of the warrant holder, either in cash or by a "cashless exercise." Upon a cashless exercise, in lieu of paying the exercise price in cash, the warrant holder would receive shares of common stock with a value equal to the difference between the market price (the average of the closing prices of the common stock for the five trading days immediately preceding the exercise date) at the time of exercise and the then current exercise price multiplied by the number of shares so exercised.

         We anticipate that our existing capital resources will be sufficient to fund our cash requirements through at least April 2005 from cash presently on hand, based upon our current levels of expenditures and anticipated needs during this period. However, additional financing will be required in order to meet our working capital requirements by April 2005 or to complete the manufacture of a 25,000 bbl unit. The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the development and commercialization of our technologies, and our ability to maintain our collaborative arrangement with ChevronTexaco.

         To date we have generated no material revenues from our business operations. We are unable to predict when or if we will be able to generate revenues from commercial activities or the amounts expected from such activities. These revenue streams may be generated by us or in conjunction with collaborative partners or third party licensing arrangements, and may include provisions for one-time, lump sum payments in addition to ongoing royalty payments or other revenue sharing arrangements. However, we presently have no commitments for any such payments.

         Sources of additional capital include proceeds from future closings of the two June 2004 private placements, the exercise of additional investment rights and warrants issued or which may be issued in the future to investors in the June 2004 private placements, and funding through future collaborative arrangements, licensing arrangements and debt and equity financings. We do not know whether additional financing will be available when needed, if at all. If we cannot raise funds on acceptable terms, we may not be able to successfully commercialize our technologies, take advantage of future opportunities or respond to unanticipated requirements. If we are unable to secure such additional financing when needed, we will have to curtail or suspend all or a portion of our business activities and we could be required to cease operations entirely. Further, if we issue equity securities, our shareholders may experience severe dilution of their ownership percentage.

RESEARCH AND DEVELOPMENT

         We intend to continue our research and development program during the next 12 months in order to expand the development of the design of commercial desulfurization units which embody our proprietary technology. Management anticipates that our research and development costs will be approximately $50,000 per month or $600,000 during the next 12 months. The $50,000 anticipated monthly expenditure for research and development is included within our current monthly cash outflow, or cash burn rate, of approximately $200,000 per month for fixed and normal recurring expenses, as described above.

EMPLOYEES

          As of August 13, 2004, the Company had 13 full-time employees and a consulting agreement with RWG, Inc., an affiliate of Rudolf W. Gunnerman our chairman and CEO, for the full-time services of Dr. Gunnerman. One of our directors also provides tax accounting services on a non-exclusive basis. We do not expect any material changes in the number of our employees during the next 12 months.

FORWARD-LOOKING STATEMENTS

         Statements contained in this Item and elsewhere in this report that are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995. Although we believe that expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories, risks inherent in the development and commercialization of new technologies, changes in the regulatory environment in which we compete, and access to sources of capital.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

         We are not party to any material legal proceedings, except as set forth in our Form 10-KSB filed on March 29, 2004, which is incorporated by reference.

ITEM 2.  CHANGES IN SECURITIES.

         On June 5, 2004, we completed the initial closing of the first of two private placements of our securities. We received proceeds of $1,183,750 (net of finders fees and offering expenses) for the sale of 1,489,171 units of our securities. Each unit in the first private placement has a purchase price of $0.90 per unit and consists of one share of common stock, a warrant entitling the purchaser to purchase 0.35 shares of common stock at $1.125 per share, and an additional investment right entitling the purchaser to purchase up to two additional shares at a purchase price of $0.90 and a warrant to purchase up to
0.35 shares at $1.125 per share. The additional investment rights are exercisable by the investors at any time until 180 trading days following the effective date of our pending SB-2 registration statement. The warrants are exercisable for up to 30 months following the date of issuance.

         On June 15, 2004, we completed the initial closing of the second of two private placements of our securities. We received proceeds of $1,221,619 (net of finders fees and offering expenses) for the sale of 1,015,450 units of our securities. Each unit in the second private placement has a purchase price of $1.25 per unit and consists of one share of common stock, a warrant entitling the purchaser to purchase 0.35 shares of common stock at $1.5625 per share, and an additional investment right entitling the purchaser to purchase up to one additional share at a purchase price of $1.25 and a warrant to purchase up to
0.70 shares at $1.5625 per share. The additional investment rights are exercisable by the investors at any time until 180 trading days following the effective date of our pending SB2 registration statement. The warrants are exercisable for up to 30 months following the date of issuance.

         Vantage Investments Group, Inc. ("Vantage") and Olympus Securities, LLC ("Olympus"), provided services to the Company in connection with the two private placements. In addition to a cash fee of $179,942 for the two offerings, Vantage and Olympus also split equally 46,200 warrants at $1.125 per share and 88,000 of the additional investment rights issued in the first private placement which entitle the holder to purchase up to two additional shares at a purchase price of $0.90 and a warrant to purchase up to 0.35 shares at $1.125 per share, and 31,515 warrants at 1.5625 per share and 30,015 of the additional investment rights issued in the second private placement which entitle the holder to purchase up to one additional share at a purchase price of $1.25 and a warrant to purchase up to 0.70 shares at $1.5625 per share.

         All of the shares issued pursuant to the two private placements were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, and the certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares. Each of the participants in the offerings represented to the Company that they were accredited investors within the meaning of Regulation D and are believed by the Company to be sophisticated investors who had access to relevant information regarding the Company. Pursuant to the terms of the securities purchase agreements and fee agreements with Vantage and Olympus, we were contractually obligated to file a Form SB-2 registration statement relating to the resale of all of the common stock covered by the units which we filed on July 1, 2004, and to cause such registration statement to become effective and to thereafter maintain its effectiveness. In the event we are delinquent in any of our registration obligations, including a requirement that the registration become effective within 90 days of the applicable closing date of the private placements, we could be liable for payment of a late fee of 2% of the aggregate purchase price paid for the units for each month of delinquency.

         On June 30, 2004, Kirk S. Schumacher, our President, Secretary and a Director, exercised 200,000 of the 1,000,000 options granted to him pursuant to his employment agreement dated February 23, 2003, and Patrick E. Lacy, our Controller, Treasurer and a Director, exercised all 100,000 options granted to him pursuant to a stock option agreement dated to be effective as of May 8, 2003. The exercise price for the 200,000 shares exercised by Mr. Schumacher was $0.55 per share resulting in proceeds of $110,000 to us and the exercise price for the 100,000 shares exercised by Mr. Lacy was $0.35 per share resulting in proceeds of $35,000 to us. The employees exercised their options in reliance upon Section 4(2) of the Securities Act of 1933, because they were officers of the Company who are knowledgeable, sophisticated and had access to relevant information regarding the Company.

         On July 19, 2004, we issued 45,000 shares of our common stock to InteSec Group, LLC for its consulting services with respect to U.S. government grants. All of the shares issued to InteSec Group, LLC were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as the purchaser was an accredited investor who was sophisticated and had access to information regarding the Company. The certificates representing such shares bear a restrictive legend reflecting the limitations on future transfer of those shares

ITEM 3.  SUBMISSION OF MATTER TO A VOTE OF THE SECURITIES HOLDERS.

         No matter was submitted during the quarter covered by this report to a vote of the securities holders through the solicitation of proxies or otherwise.

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

         4.1+ Form of Additional Investment Rights initially issued on June 3, 2004.

         4.2++ Form of Additional Investment Rights initially issued on June 15, 2004.

         4.3+     Form of Warrant initially issued on June 3, 2004.

         4.4++    Form of Warrant initially issued on June 15, 2004.

         10.1** Executive Employment Agreement dated as of February 17, 2003, by and between SulphCo, Inc. and Kirk S. Schumacher.

         10.2*    2003 Non-Officer Limited Stock Appreciation Rights Plan.

         10.3+ Securities Purchase Agreement dated as of June 1, 2004, by and between SulphCo, Inc. and the Purchasers parties thereto.

         10.4++ Securities Purchase Agreement dated as of June 14, 2004, by and between SulphCo, Inc. and the Purchasers parties thereto.

         10.5 Stock Option Agreement dated to be effective as of May 23, 2003, between SulphCo, Inc. and Patrick E. Lacy.

         10.6 Letter dated April 28, 2004 from Rudolf W. Gunnerman to the Board of Directors of SulphCo, Inc. regarding his financing commitment.

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

         32.1 Certification of CEO and CFO Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant toss.906 of the Sarbanes-Oxley Act of 2002.

----------------
* Incorporated by reference from the registrant's Annual Report on Form 10-KSB (SEC File No. 333-27599) as filed with the SEC on March 29, 2004.

** Incorporated by reference from the registrant's Form 10-QSB for the quarter ended March 31, 2003 (SEC File No. 27599) as filed with the SEC on May 14, 2003.

+ Incorporated by reference from the registrant's Form 8-K (SEC File No. 27599) as filed with the SEC on June 4, 2004.

++ Incorporated by reference from the registrant's Form 8-K (SEC File No. 27599) as filed with the SEC on June 16, 2004.

+++ Incorporated by reference from the registrant's Form 10-QSB for the quarter ended March 31, 2004, (SEC File No. 27599) as filed with the SEC on May 17, 2004.

(b)      Reports on Form 8-K.

(1) On June 4, 2004, we filed a Current Report on Form 8-K under Items 5 and 7 to report the sale of up to $2.6 million of units of our securities in a private placement pursuant to the securities purchase agreements with certain institutional and individual investors, including filing the form of the securities purchase agreement, warrant and additional investment rights, as well as the related press release.

(2) On June 16, 2004, we filed a Current Report on Form 8-K under Items 5 and 7 to report the sale of up to $2.5 million of units of our securities in a private placement pursuant to the securities purchase agreements with certain institutional and individual investors, including filing the form of the securities purchase agreement, warrant and additional investment rights, as well as the related press release.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 16, 2004                  SULPHCO, INC. (Registrant)


                                         /s/ Rudolf W. Gunnerman
                                         --------------------------
                                         By: Rudolf W. Gunnerman
                                         Its: Chairman of the Board of Directors
                                         and Chief Executive Officer


                                         /s/ Michael A. Abend
                                         --------------------------
                                         By: Michael A. Abend
                                         Its: Interim Controller and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)