Form 10QSB
period 2004-09-30
SULPHCO INC
filed 2004-11-12
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10--QSB

----------------------

{X}	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004.

{ }	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from _______ to ________.

Commission File No. 0--27599

SULPHCO, INC.
------------------------------------------------------------------------------------------
(Name of the small business issuer)

Nevada	88--0224817
------------------------------------------------	------------------------------------------------------------------------
(State of Incorporation)	(I.R.S. Employer Identification No.)

850 Spice Islands Drive, Sparks, NV 89431
--------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)

(775) 829--1310
--------------------------------------
(Issuer’’s telephone number)

Number of shares outstanding of each of the issuer’’s classes of common equity, as of the latest practicable date: 56,129,385 shares of common stock issued and outstanding as of November 4, 2004.

Transitional Small Business Disclosure Format: Yes { } No {X}

PART I

ITEM 1. FINANCIAL STATEMENTS.

SULPHCO, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
BALANCE SHEET
September 30, 2004 (unaudited)

ASSETS
September 30, 2004
(unaudited)
Current Assets
Cash	$ 1,350,946
Related party accounts receivable (net of allowance for bad debts of $15,373)	15,474
Prepaid expenses	189,874

Total current assets	1,556,294

Property and equipment (net of accumulated depreciation of $597,388)	192,518

Other Assets
Deferred tax asset (net of valuation allowance of $7,007,805)	--
Desulphurization prototype	427,630
Deposits	36,822

Total other assets	464,452

Total assets	$ 2,213,264

LIABILITIES AND STOCKHOLDERS’’ EQUITY

Current Liabilities
Accounts payable	$ 90,634
Accrued expenses	49,934
Related party notes payable	1,000,000

Total current liabilities	1,140,569

Stockholders’’ Equity
Common stock, $.001 par value, 100,000,000 shares authorized
53,662,234 shares issued and outstanding	53,662
Additional paid--in--capital	22,121,241
Stock subscriptions receivable	(812,000)
Deficit accumulated during the development stage	(20,290,208)

Total stockholders’’ equity	1,072,695

Total liabilities and stockholders’’ equity	$ 2,213,264

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2004 and 2003 (unaudited)

		For the Three Months Ended		For the Nine Months Ended
	Inception	September		September 30
	to date	2004	2003	2004	2003

Revenue
Sales	$ 42,967	$ --	$ --	$ --	$ --
Interest income	44,228	4,919	1	4,919	3

Total revenue	87,195	4,919	1	4,919	3

Expenses

Salary and wage expense	(8,176,381)	(240,352)	(500,280)	(685,973)	(612,710)
Director fees	(195,500)	--	--	--	(18,500)
General and administrative expenses	(9,258,238)	(468,685)	164,929	(1,193,383)	(583,474)
Research and development expenses	(1,614,371)	(115,582)	(88,891)	(382,878)	(262,000)
Depreciation expense	(637,193)	(21,777)	(46,090)	(71,546)	(139,978)

Total expenses	(19,881,683)	(846,396)	(470,332)	(2,333,780)	(1,616,662)

Loss from operations	(19,794,488)	(841,477)	(470,331)	(2,328,861)	(1,616,659)

Loss on disposal of assets	(221,711)	--	--	--	--

Loss before interest expense and income taxes	(20,016,199)	(841,477)	(470,331)	(2,328,861)	(1,616,659)

Interest expense	(274,011)	(74,000)	(6,000)	(228,000)	(20,298)

Loss before income taxes	(20,290,210)	(915,477)	(476,331)	(2,556,861)	(1,636,957)

Provision for income taxes	--	--	--	--	--

Net loss	(20,290,210)	(915,477)	(476,331)	(2,556,861)	(1,636,957)

Loss per share:-- basic	$ (0.60)	$ (0.02)	$ (0.01)	$ (0.05)	$ (0.03)

Weighted average -- basic	33,887,420	53,679,734	47,589,920	51,910,985	47,649,642

Loss per share:-- diluted	$ (0.60)	$ (0.01)	$ 1.00	$ (0.05)	$ 1.00

Weighted average -- diluted	34,059,001	61,261,665	47,589,920	55,143,449	47,649,642

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
STATEMENT OF CASH FLOWS
September 30, 2004

	Inception	September 30,	September 30,
	to Date	2004	2003
Cash Flows from Operating Activities
Net loss	(20,290,210)	(2,556,861)	(1,636,957)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	637,193	71,546	139,978
Shares issued for services	5,523,518	213,700	16,000
Shares issued for interest expense	74,000	74,000	--
Increase in allowance for doubtful debts	36,373	15,373	--
(Increase) in accounts receivable	(30,848)	(30,617)	--
Decrease in related party receivable	1,359,185	--	--
Decrease in prepaid expenses	33,627	43,099	(4,477)
Increase in accounts payable	67,250	40,996	(114,054)
Decrease in accrued liabilities	73,316	(30,442)	(29,700)
Decrease in legal settlement	--	(13,636)	(65,909)

Net cash used in operating activities	(12,516,596)	(2,172,842)	(1,695,119)

Cash Flows from Investing Activities
Sale of capital assets	(659,076)	60,061	(768,186)
Investment in subsidiary	(220,086)	--	--
Payment of deposits	(36,822)	--	(13,245)
Development of intangible assets	(15,843)	--	--

Net cash provided by (used in) investing activities	(931,827)	60,061	(781,431)

Cash Flows from Financing Activities
Proceeds from issuance of stock	9,222,944	2,332,744	--
Proceeds from exercise of stock options	145,250	145,250	16,500
Proceeds from stock subscriptions	4,240,887	--	3,575,000
Proceeds from issuance of related party notes payable	4,170,000	500,000	--
Proceeds from issuance of line of credit	750,000	--	--
Return of capital	(118,427)	--	--
Principal payments on related party notes payable	(420,000)	(250,000)	(170,000)
Payments on contracts payable	(250,000)	--	--
Principal payments on line of credit	(750,000)	--	(500,000)
Principal payments on advance from related party	(2,191,285)	--	--

Net cash provided by financing activities	14,799,369	2,727,994	2,921,500

Net increase in cash and cash equivalents	1,350,946	615,213	444,950

Cash and cash equivalents at inception,
period ending December 31, 2003 and 2002	--	735,733	13,574

Cash and cash equivalents at September 30, 2004	1,350,946	1,350,946	458,524

Supplemental Information and Noncash Transactions
During the nine months ended September 30, 2004, and 2003, $6,000 and $20,298 were paid for interest, respectively, and no amounts were paid for income taxes.

In January 2004 one million subscribed shares were issued for interest expense of $74,000 and prepaid interest of $222,000.

In March 2004 fifty thousand subscribed shares were issued for the services of a director.

In July 2004 forty--five thousand shares were issued for marketing consulting in the amount of $128,700.

SULPHCO, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2004 (unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements of Sulphco, Inc. (the ““Company”“) have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management’’s opinion, all adjustments necessary for a fair presentation of the results for the interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company’s most recent annual report on Form 10--KSB.

2.	Consolidation

The Company owns 49% of a joint venture that it is the primary beneficiary of, to market and deploy the Company’’s technology in Kuwait. There was no activity in the entity during the quarter ended September 30, 2004. The Company and this entity make up the consolidation group (See Note 4).

Generally accepted accounting principles require consolidation of all majority--owned subsidiaries even if they have ““non--homogeneous”“ operations, as well as the primary beneficiary of a variable interest entity. The consolidated financial statements include all such subsidiaries. All material inter--company transactions have been eliminated.

3.	Prepaid Expenses via Issuance of Stock

In January 2004 the Company issued one million shares of common stock, to a related party, in lieu of interest for two loans totaling $1,000,000. At September 30, 2004 the prepaid interest balance was $74,000. The prepaid interest is amortized over one year (the life of the loan). (See Note 5).

In July 2004 the Company issued forty--five thousand shares of common stock as consideration for consulting service for a one year period. The total value of the services was $128,700. As of September 30, 2004 the prepaid consulting expense was $107,250.

4.	Investments

In April 2004 the Company entered into an agreement with Kuwaiti nationals to deploy the Company’s technology in the Kuwait. The Company owns 49% of the joint venture and will consolidate the entity. As of the end of the three months ended September 30, 2004, there was no investment in or expenses from the joint venture.

SULPHCO, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2004 (unaudited)

5.	Related Party Transactions
In March 2004 the Company issued 50,000 shares of subscribed common stock to a director at $0.42 per share for director services in the prior year.

An officer was paid consulting fees of $120,000 during the quarter, under an employment contract. The agreement is set to terminate on June 30, 2005.

The Company had outstanding at September 30, 2004, a $500,000 note due to a related party, as well as a $500,000 note payable to an officer. The Company issued 500,000 shares to each, the related party and officer, in lieu of interest on these notes resulting in an effective interest rate of 29.6%.

6.	Capital Stock
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

In July 2004 forty--five thousand shares were issued at $2.86 per share for consulting services valued at $128,700. (See Note 3)

7.	Stock Options
No additional stock options were exercised during the 3 months ended September 30, 2004.

8.	Commitments and Contingencies

The Company is currently the subject of an SEC investigation. The SEC alleges violations of Sections 5(a), 5(c) and 17(a) of the Securities Act of 1934 and Section 10(b) of the Securities Act of 1934 and Rule 10b--5 thereunder. The Company has retained council and has responded to the inquiry and is awaiting response from the SEC. The outcome of the action is not determinable at this time. Any such action could have a material adverse effect on the Company.

SULPHCO, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2004 (unaudited)

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist mainly of cash equivalents. The Company maintains amounts on deposit with financial institutions, which exceed federally insured limits. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

There are various claims pending against the Company arising in the normal course of the Company’’s business. Although the amount of liability at September 30, 2004, cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company’’s financial position.

In January 2004 the Company filed suit against a former director and their former stock transfer agent for the remittance of $737,000 for the balance of a stock subscription payable to the Company.

ITEM 2. PLAN OF OPERATION.

OUR BUSINESS

       We are engaged in the business of developing and commercializing our patented and proprietary technology for the reduction of the sulfur content of crude oils and petroleum products, and the "upgrading" of crude oil by reducing its density. Our patented and proprietary process is based upon the novel use of high power ultrasonics -- the application of high energy, high frequency sound waves -- to effect beneficial changes in the chemical composition in crude oil and other petroleum streams. Originally developed by us for low cost desulfurization of diesel fuel, our development efforts have expanded to include the desulfurization of crude oil and the "upgrading" of crude oil by reducing its density. Our process is expected to provide an alternative or supplement to conventional refinery processes currently used to remove sulfur from crude oil. We also believe that our process is unique by reason of its ability to desulfurize and upgrade crude oil prior to entering the traditional refinery process.

       We have developed and demonstrated a prototype in a laboratory setting using a revolutionary low pressure, low temperature process that uses high power ultrasound to reduce the sulfur content of crude oil and other petroleum streams. We have been developing and testing our desulfurization technologies since January 1999. Testing has been done through in--house facilities, independent laboratories, and more recently by ChevronTexaco Energy Technology Co., a unit of ChevronTexaco Corp. To date, our testing has been limited to samples produced by laboratory prototypes which process one to ten gallons of crude oil in a laboratory setting. Recent laboratory testing has also demonstrated the ability of our process to ““upgrade”“ crude oils through the conversion of certain heavy components of petroleum to lighter components. We are also investigating the potential additional "upgrading" benefit our process may have through the reduction of nitrogen, acids, salts and certain metals in crude oil.

       We have completed the design and fabrication of a pre--production prototype of a continuous flow desulfurization unit (deSNTM unit) which is intended to process up to 1,000 bbl per day. After upgrading and retrofitting, we plan to place this unit at ChevronTexaco Product Company’’s refinery in El Segundo, California for final installation and testing, which is expected to occur in the first half of 2005. We have begun the design of a production scale deSN(TM) unit which is intended to process 25,000 or more bbl per day. We intend to construct this unit at our facilities following successful testing of the first 1,000 bbl per day unit and receipt of an initial customer order.

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

RECENT ACTIVITIES

       We have been developing our desulfurization technologies on an ongoing basis since January 1999. Testing has been done through in--house facilities, independent laboratories, and more recently by ChevronTexaco Energy Technology Co., a unit of ChevronTexaco Corp. To date, such testing has been limited to samples produced by prototypes which have processed from one to ten gallons of crude oil in a laboratory setting. Beginning in mid--2002 our development activities have centered around re--designing, upgrading and testing of laboratory scale prototypes utilizing more powerful ultrasonic generators, and redesigning these prototypes to accommodate the more powerful generators. Substantially all of the development work to date has been conducted by SulphCo personnel.

       More recently we conducted laboratory testing of our prototypes at our facilities from May 2004 through July 2004, which testing was observed from time to time by ChevronTexaco Energy Technology Co., a unit of ChevronTexaco Corp., and we generated sample materials for their analysis. The testing gave positive indication to both parties that there was sufficient sulfur removal and increase in the amount of lighter petroleum components in the crude oil to justify a joint collaboration to bring our technology to a stage of development suitable for a refinery test of our 1,000 bbl per day pre--production prototype and for eventual large scale commercial use. Accordingly, on August 6, 2004, we entered into a Collaboration Agreement with ChevronTexaco Energy Technology Co. to engage in joint activities to further evaluate, develop and commercialize our proprietary ultrasound technology. Our the 1,000 bbl deSNTM unit was initially placed at ChevronTexaco Product Company’’s refinery in El Segundo, California, but has now been returned to our facility in Sparks, Nevada for upgrading of the reactor and installation of a more powerful ultrasonics system. We expect to be able to retrofit the 1,000 bbl deSNTM unit by December 31, 2004, and return the unit to the El Segundo, California refinery for final installation and testing. We expect final installation and testing of the unit at this refinery to commence in the first half of 2005.

       We are currently in the process of designing a desulfurization unit intended to process 25,000 or more bbl per day and we expect to complete remaining design and engineering work by December 31, 2004. We estimate that following completion of the remaining design and engineering work construction of the initial 25,000 bbl prototype could be completed in approximately 45 days. However, we do not intend to commence construction of this unit until we receive an order from a customer. We expect that this activity will be coordinated with ChevronTexaco Energy Technology Co. under our Collaboration Agreement with them. We cannot assure you that we will be successful in completing the 25,000 bbl unit or when or if we will receive any customer orders for this unit.

PLAN OF OPERATION DURING THE NEXT 12 MONTHS

       During the next 12 months we intend to continue development and commercialization activities currently underway and to explore new activities, pursuant to the Collaboration Agreement entered into on August 6, 2004, with ChevronTexaco Energy Technology Co. In this regard:

•

We have now completed the development and fabrication of a pre--production desulfurization unit which is expected to process up to 1,000 bbl per day. The unit is now being upgraded with our newer reactor and with our more powerful ultrasonics system. We expect to complete this retrofitting by December 31, 2004. After retrofitting, this unit will be delivered to ChevronTexaco Products Company’’s El Segundo, California refinery for final installation and refinery testing, which is expected to occur in the first half of 2005. If the refinery testing of the 1,000 bbl per day desulfurization unit is successful, we intend to construct a larger desulfurization unit which will process 25,000 or more bbl per day of crude oil.

•

We expect to complete remaining design and engineering work for a 25,000 bbl per day unit on or about December 2004. Once the design and engineering work for the 25,000 bbl unit is fully developed and tested, and subject to satisfactory refinery testing of the 1,000 bbl unit, we intend to manufacture the initial 25,000 bbl unit following receipt of a customer order. We estimate that we will require approximately 45 days to manufacture the initial 25,000 bbl unit, which we intend to fabricate at our facility in Sparks, Nevada.

•

We plan to engage in ongoing development and testing activities in collaboration with ChevronTexaco during the next 12 months, including laboratory testing at ChevronTexaco’’s facilities, intended to demonstrate the commercial potential of our technology and optimize the technology for use in a commercial setting.

       The precise timing of the activities under the Collaboration Agreement (and any additional agreements) over the next 12 months and beyond cannot be predicted with certainty, as they are dependent upon the timing of completion of development and commercialization milestones and the requirements of our collaborative partner.

LIQUIDITY AND FINANCIAL RESULTS

       As of November 4, 2004, we had $3,324,767 in available cash reserves. As we are a development stage company, we have not generated any material revenues since we commenced our current line of business in 1999, and we do not anticipate generating any material revenues unless and until a licensing agreement, sale of an initial production scale unit or other commercial arrangement is entered into with respect to our technology.

       As of September 30, 2004, we had an accumulated deficit of approximately $20.6 million which includes approximately $5.7 million of stock--based compensation expense, and we incurred losses of $2,578,992 in the nine month period ending September 30, 2004 (which includes approximately $145,000 of stock based compensation). These losses are principally associated with the research and development of our desulfurization and upgrading technologies, development of pre--production prototypes and related marketing activity, and we expect to continue to incur expenses in the future for development, commercialization and sales and marketing activities related to the commercialization of our technologies.

       Our current monthly cash outflow, or cash burn rate, is approximately $250,000 per month for fixed and normal recurring expenses, as follows:

Salaries and related payroll costs	$95,000
Consulting contract	30,000
Plant and property leases	37,000
Professional fees	32,000
R&D Expenses (excluding Salaries)	25,000
Office, phone, utilities	5,000
Patent renewal and maintenance	10,000
Travel and entertainment	6,000
Miscellaneous	10,000

Total	$250,000

       ““Salary and related payroll costs”“ represents salary and payroll costs for all of our full time employees other than our CEO, Rudolf W. Gunnerman. Included in this amount are monthly salaries and related payroll costs to officers and directors and members of their immediate family as follows: Kirk Schumacher -- $25,000; Michael Abend -- $5,000 and Kristina Gunnerman--Ligon -- $13,000; and an aggregate of approximately $1,000 per month of other monthly payroll costs for these individuals. As of July 1, 2004, payments of $40,000 per month for Dr. Gunnerman’’s full time services as our CEO have been made pursuant to a consulting agreement with RWG, Inc., a company wholly--owned by Dr. Gunnerman. Effective November 1, 2004, this amount has been reduced by mutual agreement to $30,000 per month until our Company receives substantial additional funds.

       Monthly fixed and recurring expenses for ““Plant and property leases”“ of $37,000 represents the monthly lease payment to an unaffiliated third party for our facility located at 850 Spice Island Drive, Sparks, Nevada, which includes our executive offices (8,752 square feet), research facilities (5,988 square feet and manufacturing space (77,385 square feet).

       Included in professional fees are estimated recurring legal fees paid to outside corporate and patent counsel and ongoing litigation expenses, audit and review fees paid to our independent accountants, fees paid for investor relations, and $1,500 per month paid to our director, Loren Kalmen, for tax consulting services.

       Under the Collaboration Agreement entered into with ChevronTexaco effective August 6, 2004, each party is required to bear its own expenses in connection with the activities conducted and proposed to be conducted under such agreement. Estimated increased monthly expenses expected to be incurred by us during the term of the Collaboration Agreement relate primarily to development activities and include an additional $11,000 of salary expense per month for the addition of two engineers, $25,000 per month of additional research and development costs, $4,000 of additional patent expenses, and $10,000 per month of additional miscellaneous expenses such as outside non--professional services, shipping costs and equipment rental. Research and development costs include the cost of laboratory equipment and modifications to our demonstration unit. All of these incremental amounts relating to the Collaboration Agreement are included in our total estimate of $250,000 per month for fixed and normal recurring expenses.

       We intend to continue to incur additional expenditures during the next 12 months for development and manufacture of the deSNTM units, including the development and manufacture of the prototype second generation deSN™ unit. The expenditures related to the development of the deSNTM units are included in the monthly cash outflow described above. Additional funding requirements during the next 12 months may arise upon the placement of an order by a future customer for one or more deSNTM units. We expect that funding for the cost of manufacturing of any particular unit would be available from a customer before we commence manufacture of the unit. Our preliminary estimates of the cost of a deSNTM unit range from $2 million to $4 million. However, we cannot assure you that our cost estimates will be accurate or that we will receive funds received prior to the commencement of manufacture sufficient to manufacture any particular unit.

       THE JUNE 3, 2004 PLACEMENT. Pursuant to a securities purchase agreement effective June 3, 2004, between our company and accredited investors, we agreed to issue and sell to 22 of the selling security holders approximately 2.98 million units, at $0.90 per unit. Each unit in the June 3 placement has a purchase price of $0.90 and consists of one share of common stock, a warrant entitling the purchaser to purchase 0.35 shares of common stock at $1.125 per share for each share acquired, and an additional investment right entitling the purchaser to purchase up to two additional shares at a purchase price of $0.90 per share and a warrant to purchase up to 0.35 shares at $1.125 per share for each additional share acquired under the additional investment right. The securities purchase agreement provided for the sale of one--half of the 2.98 million units to these purchasers on June 3, 2004, and we received aggregate gross cash proceeds of $1.34 million, before deduction of selling expenses of approximately $91,367. Under the terms of the June 3 placement the investors had the right to purchase up to the remaining unpurchased 1.49 million of units at any time prior to October 31, 2004, and we had the right (subject to customary closing conditions) to require the investors to purchase these additional 1.49 million of units within 5 days of the announcement of our entry into a collaboration agreement with a major international oil producer on terms satisfactory to a majority of the investors. As of November 3, 2004, all of these rights were exercised by the investors, resulting in additional cash proceeds of $1,340,250 before deduction of selling expenses of approximately $93,818.

       JUNE 15, 2004 PLACEMENT. Pursuant to a securities purchase agreement effective June 15, 2004, between our company and accredited investors, we agreed to issue and sell to each of the investors in the June 3 placement and seven other accredited investors approximately 2.03 million units, at $1.25 per unit. Each unit in the June 15 placement has a purchase price of $1.25 and consists of one share of common stock, a warrant entitling the purchaser to purchase 0.35 shares of common stock at $1.5625 per share for each share acquired, and an additional investment right entitling the purchaser to purchase up to one additional share at a purchase price of $1.25 per share and a warrant to purchase up to 0.70 shares at $1.5625 per share for each additional share acquired under the additional investment right. The securities purchase agreement provided for the sale of one--half of the 2.03 million of units to these purchasers on June 15, 2004, and we received aggregate gross cash proceeds of approximately $1.27 million, in each case, before deduction of selling expenses of approximately $87,542. Under the terms of the June 15 placement the investors had the right to purchase up to the remaining unpurchased 1.02 million of units at any time prior to October 31, 2004, and until October 31, 2004 we had the right (subject to customary closing conditions) to require the investors to purchase these additional 1.02 million of units within 5 days of the announcement of our entry into a collaboration agreement with a major international oil producer on terms satisfactory to a majority of the investors. As of November 3, 2004, all of these rights were exercised by the investors, resulting in additional cash proceeds of $1,120,369 before deduction of selling expenses of approximately $78,426. The additional investment rights we issued in connection with the June 3 and June 15 placements are exercisable at any time from the date of their issuance 180 trading days from the date an SEC registration statement covering the resale of the private placement shares becomes effective.

       Accordingly, we anticipate that our existing capital resources will be sufficient to fund our cash requirements through at least November 2005 from cash presently on hand, based upon our current levels of expenditures and anticipated needs during this period, assuming we receive no additional proceeds from the exercise of warrants and rights issued in the June 2004 placements and assuming the $1,000,000 of related party loans due December 30, 2004 are extended. However, additional financing will be required in order to meet our working capital requirements by December 2005 or to complete the manufacture of a 25,000 bbl unit. The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the development and commercialization of our technologies, our ability to maintain our collaborative arrangement with Chevron Texaco, and the timing of future customer orders.

       To date we have generated no material revenues from our business operations. We are unable to predict when or if we will be able to generate revenues from commercial activities or the amounts expected from such activities. These revenue streams may be generated by us or in conjunction with collaborative partners or third party licensing arrangements, and may include provisions for one--time, lump sum payments in addition to ongoing royalty payments or other revenue sharing arrangements. However, we presently have no commitments for any such payments.

       Sources of additional capital include proceeds from the exercise of additional investment rights and warrants issued to investors in the June 2004 private placements, and funding through future collaborative arrangements, licensing arrangements and debt and equity financings. We do not know whether additional financing will be available when needed, if at all. If we cannot raise funds on acceptable terms, we may not be able to successfully commercialize our technologies, take advantage of future opportunities or respond to unanticipated requirements. If we are unable to secure such additional financing when needed, we will have to curtail or suspend all or a portion of our business activities and we could be required to cease operations entirely. Further, if we issue equity securities, our shareholders may experience severe dilution of their ownership percentage.

RESEARCH AND DEVELOPMENT

       We intend to continue our research and development program during the next 12 months in order to expand the development of the design of commercial desulfurization units which embody our proprietary technology. Management anticipates that our research and development costs will be approximately $50,000 per month or $600,000 during the next 12 months. The $50,000 anticipated monthly expenditure for research and development is included within our current monthly cash outflow, or cash burn rate, of approximately $250,000 per month for fixed and normal recurring expenses, as described above.

EMPLOYEES

       As of November 3, 2004, the Company had 14 full--time employees and a consulting agreement with RWG, Inc., an affiliate of Rudolf W. Gunnerman our chairman and CEO, for the full--time services of Dr. Gunnerman. One of our directors also provides tax accounting services on a non--exclusive basis. We do not expect any material changes in the number of our employees during the next 12 months.

FORWARD--LOOKING STATEMENTS

       Statements contained in this Item and elsewhere in this report that are not historical facts are forward--looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995. Although we believe that expectations reflected in such forward--looking statements are reasonable, the forward--looking statements are subject to risks and uncertainties that could cause results to differ from those projected. We caution investors that any forward--looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward--looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories, risks inherent in the development and commercialization of new technologies, changes in the regulatory environment in which we compete, and access to sources of capital.

ITEM 3. CONTROLS AND PROCEDURES.

       The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’’s management, the effectiveness of the Company’’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’’s Chief Executive Officer and Chief Financial Officer concluded that the Company’’s disclosure controls and procedures are effective. There were no changes in the Company’’s internal control over financial reporting that occurred during the Company’’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

       We are not party to, and none of our property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings that may have a materially adverse effect upon our financial condition or operations, except as follows:

       On or about March 4, 2002, the Salt Lake City, Utah office of the Securities and Exchange Commission sent letters to SulphCo and our CEO, Rudolf W. Gunnerman, indicating that as a result of its investigation captioned In the Matter of SulphCo, Inc. (SL--02337), the staff of the Salt Lake District Office was recommending that a civil injunctive action be filed naming SulphCo and Mr. Gunnerman as defendants. The letter to SulphCo alleges violations of Sections 5(a), 5(c) and 17(a) of the Securities Act of 1933, and Section 10(b) and Rule 10b--5 under the Securities Exchange Act of 1934. The letter to Mr. Gunnerman alleges violations of Section 5(a), 5(c), and 17(a) of the Securities Act of 1934 and Section 10(b) of the Securities Act of 1934 and Rule 10b--5 and Rule 101 under Regulation M thereunder. The letters invited SulphCo and Mr. Gunnerman to submit written statements concerning the staff’’s allegations. Such written statements are generally as known as "Wells Committee Submissions." SulphCo and Mr. Gunnerman have denied the allegations made by staff in the letters and retained counsel who submitted an initial response to the staff’’s allegations in March 2002. In response to a second set of letters received in June 2003 detailing essentially the same allegations and including a proposed administrative proceeding against the Company and Mr. Gunnerman, SulphCo retained replacement counsel who submitted a second set of responses in August 2003. SulphCo met with the staff of the Salt Lake City, Utah office in February 2004 and was advised that the staff is actively seeking authorization from the Securities and Exchange Commission to commence the civil injunctive action and administrative proceedings against SulphCo and Mr. Gunnerman. We are unable to predict the outcome of any action, if commenced. Any such action could have a material adverse effect on SulphCo.

       On January 5, 2004, we filed a lawsuit in the Second Judicial District Court for the State of Nevada, Case No. CV04--00013, against Alexander H. Walker, Jr., our former general counsel and director, and Nevada Agency & Trust Company, our former transfer agent. The lawsuit alleges breaches of fiduciary duty, contract violations, conversion, and other related claims, in connection with the sale of shares of our common stock to Coldwater Capital, LLC and Mark Neuhaus in 2001. SulphCo claims it did not receive approximately $737,000 of the purchase price for the shares sold. The defendants have answered the complaint, generally denying the allegations and raising affirmative defenses, and cross--complaining against Coldwater Capital, LLC and Mark Neuhaus for the payment of the funds owed to SulphCo. We subsequently obtained an injunction requiring any proceeds of the sale of the SulphCo stock owned by Mr. Walker to be held by the court pending trial.

ITEM 2. CHANGES IN SECURITIES.

       On September 30, 2004, we retired to treasury 45,000 shares of our stock which we acquired from Todd P. Orme in exchange for our cancellation of a promissory note in the original principal sum of $75,000 which Mr. Orme made to us on May 22, 2001. These shares were issued on May 24, 2001, upon exercise of an option we granted to Mr. Orme pursuant to a stock option agreement dated December 28, 2000.

       On August 16, 2004, one of the investors in the June 3 private placement exercised his right to acquire his remaining 22,500 unpurchased units at $0.90 per unit, resulting in proceeds to us of $20,250. On August 16, 2004, one of the investors exercised his right to acquire his remaining 15,000 unpurchased units at $1.25 per unit, resulting in proceeds to us of $18,750. All such securities were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, and the certificates representing such securities were issued with a restrictive legend reflecting the limitations on future transfer of those shares. These offerings were made without public solicitation or advertising, and the offerees and purchasers are believed to have a pre--existing relationship with a finder and broker employed by us in connection with these offerings. Each of the investors represented to us that they were knowledgeable and sophisticated, and were experienced in business and financial matters so as to be capable of evaluating an investment in our securities. Each of the investors was afforded full access to information regarding our business, including our reports filed with the SEC. The principal terms of these securities are described in this Report in the section entitled ““Plan of Operation for the Next 12 Months -- Liquidity and Financial Resources.”“

ITEM 3. SUBMISSION OF MATTER TO A VOTE OF THE SECURITIES HOLDERS.

       No matter was submitted during the quarter covered by this report to a vote of the securities holders through the solicitation of proxies or otherwise.

ITEM 4. EXHIBITS AND REPORTS ON FORM 8--K.

(a) Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a--14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a--14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to ss. 906 of the Sarbanes--Oxley Act of 2002.

(b) Reports on Form 8--K.

       On November 3, 2004, we filed a Current Report on Form 8--K under Items 3 and 9 to report the closing of the sale of $2.6 million of units of our securities in two private placement pursuant to securities purchase agreements with certain institutional and individual investors, including filing of the related press release.

SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2004	SULPHCO, INC. (Registrant)

/s/ Rudolf W. Gunnerman
By: Rudolf W. Gunnerman
Its: Chairman of the Board of Directors
and Chief Executive Officer

/s/ Michael A. Abend
By: Michael A. Abend
Its: Interim Controller and Treasurer
(Principal Financial and Accounting Officer)