Form 10QSB/A
period 2004-03-31
SULPHCO INC
filed 2004-11-23
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 3

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

(775) 829-1310
(Issuer’s telephone number)

Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,820,083 shares of common stock issued and outstanding as of April 30, 2004.

Transitional Small Business Disclosure Format:   Yes {   }   No {X}

EXPLANATORY NOTE

       SulphCo, Inc. (the "Company") is filing this Amendment No. 3 to Form 10-QSB/A ("Amendment No. 3") to amend its Quarterly Report on Form 10-QSB for the period ended March 31, 2004 (the "Original Filing") filed on May 17, 2004 with the Securities and Exchange Commission ("SEC"), as amended by Amendment No. 1 filed with the SEC on June 14, 2004 ("Amendment No. 1"), and Amendment No. 2 filed with the SEC on July 1, 2004, in order to (i) refile "Part II - Item 6. Exhibits and Reports on Form 8-K" in its entirety to reflect the new certifications of our Chief Executive Officer and Chief Financial Officer included with this Amendment No. 2 as Exhibits 31.1 and 31.2, respectively; and (ii) to include new Exhibits 31.1, 31.2 and 32.1.

       This Amendment does not amend any other information previously filed in the Original Filing as amended by Amendment No. 1 and Amendment No. 2. The Original Filing as amended by Amendment No. 1 and Amendment No. 2 is hereby superseded and amended with respect to the section and Exhibits set forth in this Amendment No. 3.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

* Exhibit 16.1 - Letter from Forbush and Associates to the U.S. Securities and Exchange Commission dated May 14, 2004.

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

Exhibit 32.1 - Certification of CEO and CFO Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.
________________

* Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2004, as filed with the SEC on May 17, 2004.

(b) Reports on Form 8-K. None.

SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 23, 2004	SULPHCO, INC. (Registrant)

/s/ Rudolf W. Gunnerman
By Rudolf W. Gunnerman
Its: Chairman of the Board of Directors
and Chief Executive Officer

/s/ Michael A. Abend
By: Michael A. Abend
Its: Interim Controller and Treasurer
(Principal Financial and Accounting
Officer)

Exhibit 31.1

CERTIFICATIONS

I, Rudolf W. Gunnerman, Chairman of the Board of Directors and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of SulphCo, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Dated: November 23, 2004	/s/ Rudolf W. Gunnerman
By: Rudolf W. Gunnerman
Its: Chairman of the Board and
Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, Michael Abend, Interim Controller and Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of SulphCo, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Dated: November 23, 2004	/s/ Michael A. Abend
By: Michael A. Abend
Its: Interim Controller and Treasurer
(Principal Financial and Accounting
Officer)

Exhibit 32.1

CERTIFICATIONS PURSUANT TO
18 U.S.C. ss. 1350,
AS ADOPTED PURSUANT TO
ss. 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of SulphCo, Inc. (the "Company") for the quarterly period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Rudolf W. Gunnerman, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Michael A. Abend, Interim Controller, Treasurer, and Principal Financial and Accounting Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Rudolf W. Gunnerman
Rudolf W. Gunnerman
Chairman of the Board of Directors
and Chief Executive Officer

November 23, 2004

/s/ Michael A. Abend
Michael A. Abend
Interim Controller, Treasurer, and Principal Financial
and Accounting Officer

November 23, 2004

       This certification accompanies this Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of ss. 18 of the Securities Exchange Act of 1934, as amended

5