Form 10QSB/A
period 2004-06-30
SULPHCO INC
filed 2004-11-23
CIK 1096560

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

EXPLANATORY NOTE

SulphCo, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-QSB ("Amendment No. 1") to amend its Quarterly Report on Form 10-QSB for the period ended June 30, 2004 (the "Original Filing") filed on August 16, 2004, with the Securities and Exchange Commission ("SEC"), in order to (i) refile "Part II - Item 6. Exhibits and Reports on Form 8-K" in its entirety to reflect the new certifications of our Chief Executive Officer and Chief Financial Officer included with this Amendment No. 1 as Exhibits 31.1 and 31.2, respectively; and (ii) to include new Exhibits 31.1, 31.2 and 32.1.

This Amendment does not amend any other information previously filed in the Original Filing. The Original Filing is hereby superseded and amended with respect to the section and Exhibits set forth in this Amendment No. 1.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

4.1+	Form of Additional Investment Rights initially issued on June 3, 2004.

4.2++	Form of Additional Investment Rights initially issued on June 15, 2004.

4.3+	Form of Warrant initially issued on June 3, 2004.

4.4++	Form of Warrant initially issued on June 15, 2004.

10.1**	Executive Employment Agreement dated as of February 17, 2003, by and between SulphCo, Inc. and Kirk S. Schumacher.

10.2*	2003 Non-Officer Limited Stock Appreciation Rights Plan.

10.3+	Securities Purchase Agreement dated as of June 1, 2004, by and between SulphCo, Inc. and the Purchasers parties thereto.

10.4++	Securities Purchase Agreement dated as of June 14, 2004, by and between SulphCo, Inc. and the Purchasers parties thereto.

10.5***	Stock Option Agreement dated to be effective as of May 23, 2003, between SulphCo, Inc. and Patrick E. Lacy.

10.6***	Letter dated April 28, 2004 from Rudolf W. Gunnerman to the Board of Directors of SulphCo, Inc. regarding his financing commitment.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant toss.906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the registrant’s Annual Report on Form 10-KSB (SEC File No. 333-27599) as filed with the SEC on March 29, 2004.

**	Incorporated by reference from the registrant’s Form 10-QSB for the quarter ended March 31, 2003 (SEC File No. 27599) as filed with the SEC on May 14, 2003.

***	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended June 30, 2004, as filed with the SEC on August 16, 2004.

+	Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on June 4, 2004.

++	Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on June 16, 2004.

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
By: Rudolf W. Gunnerman
Its: Chairman of the Board and
Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, Michael A. Abend, Interim Controller and Treasurer, certify that:

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

CERTIFICATIONS PURSUANT TO
18 U.S.C. ss. 1350,
AS ADOPTED PURSUANT TO
ss. 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of SulphCo, Inc. (the "Company") for the quarterly period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Rudolf W. Gunnerman, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Michael A. Abend, Interim Controller, Treasurer, and Principal Financial and Accounting Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

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