Form 10KSB/A
period 2003-12-31
SULPHCO INC
filed 2004-11-24
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

______________

Amendment No. 4

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

Independent Auditors' Report

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

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The statements of operations, changes in shareholders' deficit, and statements of cash flows of the Company from inception to December 31, 2001 were audited by other independent accountants whose report dated May 13, 2002 expressed an unqualified opinion on those statements.

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

Reno, Nevada
May 13, 2002

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEET
December 31, 2003

ASSETS
2003
Current Assets
Cash	$735,733
Accounts receivable	231
Spare parts inventory	101,606
Prepaid expenses	10,973

Total current assets	848,543

Fixed Assets
Property and equipment (net of accumulated depreciation of $525,842)	222,515
Desulphurization unit	427,630

Total fixed assets	650,145

Other Assets
Deferred tax asset (net of valuation allowance of $6,130,948)	-
Deposits	36,822

Total other assets	36,822

Total assets	$1,535,510

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$49,638
Accrued expenses	80,376
Settlement liability	13,636
Related party notes payable	750,000

Total current liabilities	893,650

Commitments and Contingencies

Stockholders' Equity
Common stock, $.001 par value, 100,000,000 shares authorized
49,670,083 shares issued and outstanding	49,670
Additional paid-in-capital	19,432,489
Stock issued for prepaid expense	(296,000)
Stock subscriptions receivable	(812,000)
Common stock subscribed	1,050
Deficit accumulated during the development stage	(17,733,349)

Total stockholders' equity	641,860

Total liabilities and stockholders' equity	$1,535,510

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
STATEMENTS OF CHANGES IN STOCK HOLDERS' EQUITY
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

SULPHCO, INC.
A Company in the Development State)
STATEMENTS OF CHANGES IN STOCK HOLDERS' EQUITY
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

SULPHCO, INC.
A Company in the Development State)
STATEMENTS OF CHANGES IN STOCK HOLDERS' EQUITY
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

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

          Revenue Recognition

In 2000 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Pursuant to SAB No. 101 and the relevant generally accepted accounting principles, the Company will recognize revenue upon the passage of title, ownership and the risk of loss to the customer. During the period ended December 31, 2003, there was no revenue. In 2002 the Company was awarded a contract from the U. S. navy for research relating to the desulphurization process. Revenue was recognized on the contract at its completion. The Company plans to collect royalties from licensing and the deployment of their desulphurization units.

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

In December 2003 the FASB issued SFAS 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of SFAS 87, 88, and 106". This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS 87, "Employers' Accounting for Pensions", SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This Statement retains the disclosure requirements contained in SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information is required to be provided separately for pension plans and for other postretirement benefit plans. The Company has no Pension or Other Postretirement Benefits.

2.        Investment in Subsidiary

On November 1, 2001, the Company formed a joint venture to implement its desulphurization process throughout Europe. To initiate the program, the company granted an Exclusive Technology License to Innovative Clean Technologies S.A., a Luxembourg corporation and wholly owned subsidiary of Eliop International. Eliop International is a Luxembourg corporation that was owned 50.5% by the Company. These corporations are managed by Mr. Luigi Profumo, who controls Eliop Sr.1., a major petroleum refinery in Genoa, Italy. This investment was valued in 2001 based on the net book value of equipment provided to the refinery in Italy under the licensing agreement with Innovative Clean Technologies S.A. (ICT). ICT has not fulfilled the requirements of its license in that it has not submitted the monthly reports along with the royalty payments envisioned in the agreement.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

The joint venture agreement was cancelled as of August 5, 2002. As of this date, ICT had no authority to represent the Company and was demanded to immediately return the Company's equipment valued at $221,771 contributed to this venture. The Company believed that it would obtain the return of the assets. As of the report date, after numerous attempts to obtain the assets during the year ended December 31, 2003, it has been determined that the Company will not receive their equipment back from ICT. The Company has written off the investment.

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

Holders of common stock are entitled to one vote per share on all matters submitted to a vote of holders of common stock. The holders of common stock do not have cumulative voting rights. The election of directors is determined by a plurality of votes cast, and, except as otherwise required by law, the certificate of incorporation or bylaws, all other matters are determined by a majority of the votes cast. The common stock has no preemptive rights and is not convertible, redeemable or assessable. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board out of legally available funds, subject to any preferential dividend rights of outstanding preferred stock. Upon any liquidation, dissolution or winding up of the Company, after payment of all debts and liabilities, and after payment of any liquidation preferences of then outstanding preferred stock, the holders of common stock will be entitled to receive a portion of all remaining assets that are legally available for distribution. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by, the rights of holders of shares of any series of preferred stock which may be designated and issued in the future.

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