Form 10QSB/A
period 2004-03-31
SULPHCO INC
filed 2005-01-24
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 4

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

EXPLANATORY NOTE

          SulphCo, Inc. (the “Company”) is filing this Amendment No. 4 to Form 10-QSB/A (“Amendment No. 4”) to amend its Quarterly Report on Form 10-QSB for the period ended March 31, 2004 (the “Original Filing”) filed on May 17, 2004 with the Securities and Exchange Commission (“SEC”), as amended by Amendment No. 1 filed with the SEC on June 14, 2004 (“Amendment No. 1”), and Amendment No. 2 filed with the SEC on July 1, 2004, and Amendment No. 3 filed with the SEC on November 23, 2004, in order to (i) refile “Part II — Item 6. Exhibits and Reports on Form 8-K” in its entirety to reflect the new certifications of our Chief Executive Officer and Chief Financial Officer included with this Amendment No. 4 as Exhibits 31.1 and 31.2, respectively; and (ii) to include new Exhibits 31.1, 31.2 and 32.1.

          This Amendment does not amend any other information previously filed in the Original Filing as amended by Amendment No. 1 and Amendment No. 2. The Original Filing as amended by Amendment No. 1, Amendment No. 2, and Amendment No. 3 is hereby superseded and amended with respect to the section and Exhibits set forth in this Amendment No. 4.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

*	Exhibit 16.1 — Letter from Forbush and Associates to the U.S. Securities and Exchange Commission dated May 14, 2004.

Exhibit 31.1 — Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

Exhibit 31.2 — Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

Exhibit 32.1 - Certification of CEO and CFO Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2004, as filed with the SEC on May 17, 2004.

(b)	Reports on Form 8-K. None.

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 24, 2005	SULPHCO, INC. (Registrant)

/s/ Rudolf W. Gunnerman
By: Its:	Rudolf W. Gunnerman Chairman of the Board of Directors and Chief Executive Officer

/s/ Alan L. Austin, Jr.
By: Its:	Alan L. Austin, Jr. Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)