Form 10QSB/A
period 2004-06-30
SULPHCO INC
filed 2005-01-24
CIK 1096560

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

EXPLANATORY NOTE

          SulphCo, Inc. (the “Company”) is filing this Amendment No. 2 to Form 10-QSB (“Amendment No. 2”) to amend its Quarterly Report on Form 10-QSB for the period ended June 30, 2004 (the “Original Filing”) filed on August 16, 2004, with the Securities and Exchange Commission (“SEC”), as amended by Amendment No. 1 filed with the SEC on November 23, 2004, in order to (i) refile “Part II — Item 6. Exhibits and Reports on Form 8-K” in its entirety to reflect the new certifications of our Chief Executive Officer and Chief Financial Officer included with this Amendment No. 1 as Exhibits 31.1 and 31.2, respectively; and (ii) to include new Exhibits 31.1, 31.2 and 32.1.

          This Amendment does not amend any other information previously filed in the Original Filing as amended by Amendment No. 1. The Original Filing as amended by Amendment No. 1 is hereby superseded and amended with respect to the section and Exhibits set forth in this Amendment No. 2.

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