Form 10QSB/A
period 2004-09-30
SULPHCO INC
filed 2005-01-25
CIK 1096560

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

EXPLANATORY NOTE

                 SulphCo, Inc. (the “Company”) is filing this Form 10-QSB/A (“Amendment No. 1”) to amend its Quarterly Report on Form 10-QSB for the period ended September 30, 2004 (the “Original Filing”) filed on November 12, 2004 with the Securities and Exchange Commission (“SEC”) in order to (i) refile in its entirety “Part I — Item 1. Financial Statements” to amend its unaudited financial statements for the periods ended September 30, 2004, and September 30, 2003, and (ii) to refile in its entirety “Part II — Item 6. Exhibits and Reports on Form 8-K” to reflect the updated certifications of our Chief Executive Officer and Principal Accounting Officer included with this Amendment No. 1.

                 The Company is amending the financial statements included in this report in order to reflect a reclassification of stock issued as prepaid interest from prepaid expenses to a contra-equity, reducing both prepaid expenses and stockholder’s equity. The amendment did not result in a change in Net Loss for the periods ended September 30, 2004, and September 30, 2003, from the Net Loss previously reported in the Original Filing. There were no other material changes from the financial statements filed with the Original Filing.

          This Amendment No. 1 does not amend any other information previously filed in the Original Filing. The Original Filing is hereby superseded and amended with respect to the section set forth in this Amendment.

PART I - ITEM 1. FINANCIAL STATEMENTS

SULPHCO, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
BALANCE SHEET
September 30, 2004 (unaudited)

ASSETS
September 30, 2004
(unaudited)
Current Assets
Cash	$1,350,946
Related party accounts receivable (net of allowance for bad debts of $15,373)	15,474
Prepaid expenses	8,622

Total current assets	1,375,043

Property and equipment (net of accumulated depreciation of $597,388)	192,518

Other Assets
Deferred tax asset (net of valuation allowance of $7,007,805)	-
Desulphurization prototype	427,630
Deposits	36,822

Total other assets	464,452

Total assets	$2,032,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$90,634
Accrued expenses	49,934
Related party notes payable	1,000,000

Total current liabilities	1,140,569

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.001 par value, 100,000,000 shares authorized
53,662,234 shares issued and outstanding	53,662
Additional paid-in-capital	22,121,243
Interest prepaid via issuance of stock	(181,250)
Stock subscriptions receivable	(812,000)
Deficit accumulated during the development stage	(20,290,210)

Total stockholders’ equity	891,445

Total liabilities and stockholders’ equity	$2,032,013

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2004 and 2003 (unaudited)

	Inception	For the Three Months Ended September		For the Nine Months Ended September 30
	to date	2004	2003	2004	2003

Revenue
Sales	$42,967	$-	$-	$-	$-
Interest income	44,228	4,919	1	4,919	3

Total revenue	87,195	4,919	1	4,919	3

Expenses
Salary and wage expense	(8,176,381)	(240,352)	(500,280)	(685,973)	(612,710)
Director fees	(195,500)	-	-	-	(18,500)
General and administrative expenses	(9,258,238)	(468,685)	164,929	(1,193,383)	(583,474)
Research and development expenses	(1,614,371)	(115,582)	(88,891)	(382,878)	(262,000)
Depreciation expense	(637,193)	(21,777)	(46,090)	(71,546)	(139,978)

Total expenses	(19,881,683)	(846,396)	(470,332)	(2,333,780)	(1,616,662)

Loss from operations	(19,794,488)	(841,477)	(470,331)	(2,328,861)	(1,616,659)

Loss on disposal of assets	(221,711)	-	-	-	-

Loss before interest expense and income taxes	(20,016,199)	(841,477)	(470,331)	(2,328,861)	(1,616,659)

Interest expense	(274,011)	(74,000)	(6,000)	(228,000)	(20,298)

Loss before income taxes	(20,290,210)	(915,477)	(476,331)	(2,556,861)	(1,636,957)

Provision for income taxes	-	-	-	-	-

Net loss	(20,290,210)	(915,477)	(476,331)	(2,556,861)	(1,636,957)

Loss per share:- basic	$(0.60)	$(0.02)	$(0.01)	$(0.05)	$(0.03)

Weighted average - basic	33,887,420	53,679,734	47,589,920	51,910,985	47,649,642

Loss per share:- diluted	$(0.60)	$(0.01)	$(0.01)	$(0.05)	$(0.03)

Weighted average - diluted	34,059,001	61,261,665	47,589,920	55,143,449	47,649,642

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
STATEMENT OF CASH FLOWS
September 30, 2004

	Inception to Date	September 30, 2004	September 30, 2003

Cash Flows from Operating Activities
Net loss	(20,290,210)	(2,556,861)	(1,636,957)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	637,193	71,546	139,978
Shares issued for services	5,523,518	213,700	16,000
Shares issued for interest expense	74,000	74,000	-
Increase in allowance for doubtful debts	36,373	15,373	-
(Increase) in accounts receivable	(30,848)	(30,617)	-
Decrease in related party receivable	1,359,185	-	-
Decrease in prepaid expenses	33,627	43,099	(4,477)
Increase in accounts payable	67,250	40,996	(114,054)
Decrease in accrued liabilities	73,316	(30,442)	(29,700)
Decrease in legal settlement	-	(13,636)	(65,909)

Net cash used in operating activities	(12,516,596)	(2,172,842)	(1,695,119)

Cash Flows from Investing Activities
Sale of capital assets	(659,076)	60,061	(768,186)
Investment in subsidiary	(220,086)	-	-
Payment of deposits	(36,822)	-	(13,245)
Development of intangible assets	(15,843)	-	-

Net cash provided by (used in) investing activities	(931,827)	60,061	(781,431)

Cash Flows from Financing Activities
Proceeds from issuance of stock	9,222,944	2,332,744	-
Proceeds from exercise of stock options	145,250	145,250	16,500
Proceeds from stock subscriptions	4,240,887	-	3,575,000
Proceeds from issuance of related party notes payable	4,170,000	500,000	-
Proceeds from issuance of line of credit	750,000	-	-
Return of capital	(118,427)	-	-
Principal payments on related party notes payable	(420,000)	(250,000)	(170,000)
Payments on contracts payable	(250,000)	-	-
Principal payments on line of credit	(750,000)	-	(500,000)
Principal payments on advance from related party	(2,191,285)	-	-

Net cash provided by financing activities	14,799,369	2,727,994	2,921,500

Net increase in cash and cash equivalents	1,350,946	615,213	444,950

Cash and cash equivalents at inception,
period ending December 31, 2003 and 2002	-	735,733	13,574

Cash and cash equivalents at September 30, 2004	1,350,946	1,350,946	458,524

Supplemental Information and Noncash Transactions

During the nine months ended September 30, 2004, and 2003, $6,000 and $20,298 were paid for interest, respectively, and no amounts were paid for income taxes.

In January 2004 one million subscribed shares were issued for interest expense of $74,000 and prepaid interest Cash Equiv. per B/S of $222,000.

In March 2004 fifty thousand subscribed shares were issued for the services of a director.

In July 2004 forty-five thousand shares were issued for marketing consulting in the amount of $128,700.

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

The Company owns 49% of a joint venture that it is the primary beneficiary of, to market and deploy the Company’s technology in Kuwait. There was no activity in the entity during the quarter ended September 30, 2004. The Company and this entity make up the consolidation group (See Note 4).

Generally accepted accounting principles require consolidation of all majority-owned subsidiaries even if they have “non-homogeneous” operations, as well as the primary beneficiary of a variable interest entity. The consolidated financial statements include all such subsidiaries. All material inter-company transactions have been eliminated.

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

In July 2004 the Company issued forty-five thousand shares of common stock as consideration for consulting service for a one year period. The total value of the services was $128,700. As of September 30, 2004 the prepaid consulting expense was $107,250.

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

In June 2004 the Company entered into two private placements. The first private placement was to sell 2,978,333 shares of common stock at $0.90 per share, warrants exercisable at $1.125 per share for 1,073,690 shares of common stock, and additional investment rights entitling the purchaser to purchase up to 6,135,366 shares of common stock at a purchase price of $0.90 and a warrant to purchase up to 2,147,379 shares at $1.125 per share. The second private placement was to sell 2,030,960 shares of common stock at $1.25 per share, warrants exercisable at $1.5625 per share for 732,161 shares of common stock, and additional investment rights entitling the purchaser to purchase up to 2,091,889 shares of common stock at $1.25 per share and a warrant to purchase up to 1,464,322 shares at $1.5625 per share. The investors purchased 2,504,650 units of shares for $2,335,477 net of offering costs of $274,126. Each unit consists of one share of common stock, a warrant entitling the purchaser to purchase 0.35 shares of common stock, and an additional investment right entitling the purchaser to purchase up to one additional share and a warrant to purchase up to 0.70 shares.

In July 2004 forty-five thousand shares were issued at $2.86 per share for consulting services valued at $128,700. (See Note 3)

7.	Stock Options

No additional stock options were exercised during the 3 months ended September 30, 2004.

SULPHCO, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2004 (unaudited)

8.	Commitments and Contingencies

The Company is currently the subject of an SEC investigation. The SEC alleges violations of Sections 5(a), 5(c) and 17(a) of the Securities Act of 1934 and Section 10(b) of the Securities Act of 1934 and Rule 10b-5 thereunder . The Company has retained counsel and has responded to the inquiry and is awaiting response from the SEC. The outcome of the action is not determinable at this time. Any such action could have a material adverse effect on the Company.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist mainly of cash equivalents. The Company maintains amounts on deposit with financial institutions, which exceed federally insured limits. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

There are various claims pending against the Company arising in the normal course of the Company’s business. Although the amount of liability at September 30, 2004, cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company’s financial position.

In January 2004 the Company filed suit against a former director and their former stock transfer agent for the remittance of $737,000 for the balance of a stock subscription payable to the Company.

PART II - ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Assigned Number	Description

(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

(32.1)	Certifications of CEO and CFO Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

                  In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SULPHCO, INC.

Dated: January 24, 2005	By:	/s/ Rudolf W. Gunnerman
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