Form 10KSB/A
period 2003-12-31
SULPHCO INC
filed 2005-01-26
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 5

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the fiscal year ended December 31, 2003

Commission File No. 0-27599

SULPHCO, INC.

(Name of Small Business Issuer in its Charter)

Nevada	88-0224817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 Spice Islands Drive, Sparks, NV 89431
(Address of principal executive offices)(Zip Code)

(775) 829-1310
(Issuer’s Telephone number)

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

EXPLANATORY NOTE

          SulphCo, Inc. (the “Company”) is filing this Form 10-KSB/A (“Amendment No. 5”) to amend its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (the “Original Filing”) filed on March 29, 2004 with the Securities and Exchange Commission (“SEC”), as amended by Amendment No. 1 filed with the SEC on June 14, 2004 (“Amendment No. 1”), and amended by Amendment No. 2 filed with the SEC on July 1, 2004 (“Amendment No. 2”), and amended by Amendment No. 3 filed with the SEC on November 12, 2004 (“Amendment No. 3”), and amended by Amendment No. 4 filed with the SEC on November 24, 2004 (“Amendment No. 4”) in order to (i) refile in its entirety “Part I — Item 7. Financial Statements” to include restated audited financial statements for the years ended December 31, 2003 and December 31, 2002 and the report thereon prepared by the Company’s new independent auditors, Mark Bailey & Company, Ltd. dated June 17, 2004, and the report of Daniel J. Forbush, Certified Public Accountant, dated May 13, 2002, and (ii) to refile in its entirety “Part III — Item 13. Exhibits and Reports on Form 8-K” to reflect the updated certifications of our Chief Executive Officer and Principal Accounting Officer included with this Amendment.

          The Company is restating the financial statements for the year ended December 31, 2003, in order to reflect the additional of Note 2, which explains the reason for the restatement of the 2002 financial statements. The restatement did not result in a change in Net Loss for the year ended December 31, 2003 from the Net Loss previously reported in Amendment No. 3. There were no other material changes from the financial statements filed with the Original Filing as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3 and Amendment No. 4.

          This Amendment No. 5 does not amend any other information previously filed in the Original Filing as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3. and Amendment No. 4. The Original Filing as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3 and Amendment No. 4 is hereby superseded and amended with respect to the section set forth in this Amendment.

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

Independent Auditors’ Report

June 17, 2004

Board of Directors
Sulphco, Inc.

We have audited the accompanying balance sheet of Sulphco, Inc., (a company in the development stage) as of December 31, 2003, and the related statements of operations, shareholders’ deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of SulphCo, Inc. from inception to December 31, 2001 were audited by other auditors whose report dated May 13, 2002, expressed an unqualified opinion, including an explanatory paragraph regarding a going concern on those statements.

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

As discussed in note 2 of the financial statements, certain errors resulting in an overstatement of additional paid in capital and overstatement employee compensation as of December 31, 2002, were discovered by management of the Company during the current year. Accordingly, an adjustment has been made to the retained earnings as of December 31, 2002 to correct the error.

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

Reno, Nevada
May 13, 2002

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEET
December 31, 2003

ASSETS
2003
Current Assets
Cash	$735,733
Accounts receivable	231
Spare parts inventory	101,606
Prepaid expenses	10,973

Total current assets	848,543

Fixed Assets
Property and equipment (net of accumulated depreciation of $525,842)	222,515
Desulphurization unit	427,630

Total fixed assets	650,145

Other Assets
Deferred tax asset (net of valuation allowance of $6,130,948)	-
Deposits	36,822

Total other assets	36,822

Total assets	$1,535,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$49,638
Accrued expenses	80,376
Settlement liability	13,636
Related party notes payable	750,000

Total current liabilities	893,650

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.001 par value, 100,000,000 shares authorized
49,670,083 shares issued and outstanding	49,670
Additional paid-in-capital (restated for 2002)	19,432,489
Stock issued for prepaid expense	(296,000)
Stock subscriptions receivable	(812,000)
Common stock subscribed	1,050
Deficit accumulated during the development stage (restated for 2002)	(17,733,349)

Total stockholders’ equity	641,860

Total liabilities and stockholders’ equity	$1,535,510

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS
From Inception and for the Years Ended December 31, 2003 and 2002

		For the Years Ended
	Inception to date	December 31, 2003	December 31, 2002

Revenue
Sales	$42,967	$-	$42,967
Interest income	39,309	-	5,213

Total revenue	82,276	-	48,180

Expenses
Salary and wage expense	(7,490,408)	(781,023)	(642,448)
Director fees	(195,500)	(39,500)	(13,500)
General and administrative expenses (restated for 2002)	(8,064,855)	(1,290,777)	(5,133,875)
Research and development expenses	(1,231,493)	(518,810)	(324,192)
Loss on disposal of investment	(221,711)	(221,711)	-
Depreciation expense	(565,647)	(191,043)	(160,530)

Total expenses	(17,769,614)	(3,042,864)	(6,274,545)

Loss from operations	(17,687,338)	(3,042,864)	(6,226,365)

Interest expense	(46,011)	(26,489)	(16,912)

Loss before income taxes	(17,733,349)	(3,069,353)	(6,243,277)

Provision for income taxes	-	-	-

Net loss (restated for 2002)	$(17,733,349)	$(3,069,353)	(6,243,277)

Loss per share - basic and dilutited (restated for 2002)	$(0.57)	$(0.06)	(0.15)

Weighted average shares outstanding - basic and diluted	31,321,421	47,635,663	43,775,337

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
From Inception and for the Years Ended December 31, 2003 and 2002

	Common Stock		Additional Paid-in	Accumulated	Stock issued for prepaid	Common Stock	Stock Subscriptions	Total
	Shares	Amount	Capital	Deficit	interest	Subscribed	Receivable	Equity

Balance, January 13, 1999

Stock issued for cash at $167 per share	1,000	$ 1	$ 166,999					$ 167,000

Restate from recapitalization of GRD, Inc.	19,999,000	19,999	(19,999)	-			-	-

Net loss				(128,802)				(128,802)

Balance at December 31, 1999	20,000,000	20,000	147,000	(128,802)		-	-	38,198

Contributions from stockholders in December 2000
Cash			169,168					169,168
Equipment			362,331					362,331

Acquisition of Filmworld, Inc.	1,200,000	1,200	(251,200)					(250,000)

Stock issued for cash and subscription
receivable at $0.50 per share	820,000	820	409,180				(208,500)	201,500

Stock options issed at $.50 per share
in December 2000			919,401					919,401

Stock options issued at $1.50 per share
in December 2000			94,799					94,799

Net loss				(1,364,393)				(1,364,393)

Balance at December 31, 2000	22,020,000	22,020	1,850,679	(1,493,195)		-	(208,500)	171,004

Stock issued for intangible assets at $4.25
per share in January 2001	292,800	293	1,244,107					1,244,400

Stock issued for intangible assets at $2.85
per share in February 2001	400,000	400	1,139,600					1,140,000

Stock sold to a related party at $1.47
per share February 2001	24,750	25	36,431					36,456

Stock issued for marketing services
at $2.86 per sharen April 2001	200,000	200	571,800					572,000

Issuance of options to related parties for
Services in June 2001			773,931					773,931

Stock issued in exchange for notes payable
at $0.50 per share in June 2001	9,556,000	9,556	4,768,444				(4,778,000)	-

Stock issued in exchange for notes payable
at $1.50 per share in June 2001	425,000	425	637,075				(637,500)	-

Stock sold for cash at $2.94 per share
in June 2001	100,000	100	293,900					294,000

Stock issued for a note receivable at $1.41
per share in June 2001	200,000	200	281,800				(282,000)	-

Stock issued to a related party for cash at
$0.50 per share in June 2001	350,000	350	174,650					175,000

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
From Inception and for the Years Ended December 31, 2003 and 2002

	Common Stock		Additional Paid-in	Accumulated	Stock issued for prepaid	Common Stock	Stock Subscriptions	Total
	Shares	Amount	Capital	Deficit	interest	Subscribed	Receivable	Equity

Cash received for subscription in July 2001							282,000	282,000

Cash received for subscriptions in August 2001							340,000	340,000

Shares isssued for subsctiption receivable
of $2,000,000 in September 2001	2,758,620	2,759	1,997,241				(2,000,000)	-

Shares issued to a related party for consulting
fees at $0.85 per share in November 2001	4,000,000	4,000	3,396,000					3,400,000

Shares returned in November 2001	(300,000)	(300)	(1,558,147)				784,500	(773,947)

Cash received for subscriptions							200,000	200,000

Shares returned in December 2001	(100,000)	(100)	(59,900)				50,000	(10,000)

Stock options issued at a weighted average
issue price of $0.75 per share in October 2001			89,020					89,020

Net loss				(6,927,524)				(6,927,524)

Balance at December 31, 2001	39,927,170	39,927	15,636,632	(8,420,719)	-	-	(6,249,500)	1,006,340

Stock issued for related party services
at $0.50 per share in March 2002	10,000,000	10,000	4,990,000					5,000,000

Shares returned in May 2002 (restated)	(1,000,000)	(1,000)	(599,000)				500,000	(100,000)

Shares returned in June 2002 (restated)	(100,000)	(100)	(81,900)				72,000	(10,000)

Shares returned in July 2002 (restated)	(25,000)	(25)	(44,725)				37,500	(7,250)

Payment on stock subscription received
in July 2002							515,500	515,500

Shares returned in July 2002 (restated)	(1,000,000)	(1,000)	(599,000)				500,000	(100,000)

Stock issued for services at $0.10 per
share in September 2002	50,000	50	4,950					5,000

Shares returned in September 2002 (restated)	(431,000)	(431)	(535,919)				-	(536,350)

Shares issued for services at $0.27 per
share in October 2002	50,000	50	13,450					13,500

Stock Options issued in November 2002
for $0.10 per share (restated)			31,500					31,500

Shares issued to a related party for cash at
$0.10 per share in November 2002	100,000	100	9,900					10,000

Shares issued to a related party for cash at
$0.10 per share in December 2002	50,000	50	4,950					5,000

Net loss (restated)				(6,243,277)				(6,243,277)

Balance at December 31, 2002	47,621,170	47,621	18,830,838	(14,663,996)		-	(4,624,500)	(410,037)

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
From Inception and for the Years Ended December 31, 2003 and 2002

	Common Stock		Additional Paid-in	Accumulated	Stock issued for prepaid	Common Stock	Stock Subscriptions	Total
	Shares	Amount	Capital	Deficit	interest	Subscribed	Receivable	Equity

Stock subscribed for services at $0.42 per
share in February 2003			20,950			50		21,000

Payment on stock subscription
received in February 2003							3,575,000	3,575,000

Shares issued to a related party for cash at
$0.33 per share in March 2003	50,000	50	16,450					16,500

Stock issued for services at $0.32 per
share in June 2003	50,000	50	15,950					16,000

Shares returned in August 2003	(196,870)	(197)	(196,678)				196,875	-

Shares returned in September 2003	(3,130)	(3)	(3,322)				3,325	-

Shares issued to a related party for cash at
$0.23 per share in November 2003	2,173,913	2,174	497,826					500,000

Shares returned in December 2003	(25,000)	(25)	(44,525)				37,300	(7,250)

Stock subscribed for prepaid interest
at $0.296 per share in December 2003			295,000		(296,000)	1,000		-

Net loss				(3,069,353)				(3,069,353)

Balance at December 31, 2003	49,670,083	$49,670	$ 19,432,489	$(17,733,349)	$(296,000)	$1,050	$(812,000)	$ 641,860

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
From Inception and for the Years Ended December 31, 2003 and 2002

	Inception to Date	2003	2002

Cash Flows from Operating Activities
Net loss	$(17,733,349)	$(3,069,353)	$(6,243,277)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	565,647	191,043	160,530
Shares issued for services	5,309,818	16,000	4,714,650
Shares subscribed for services	21,000	21,000	-
Loss on disposal of subsidiary	220,086	-	220,086
Increase in accounts receivable	(231)	(231)	-
Increase in spare parts inventory	(101,606)	(101,606)	-
Decrease in related party receivable	1,359,185	-	1,360,685
Increase in work in progress	(583,470)	-	(583,470)
(Increase) decrease in prepaid expenses	(9,472)	211	40,947
Increase (decrease) in accounts payable	26,254	(103,800)	63,513
Increase in accrued liabilities	103,758	4,644	53,149
Increase (decrease) in legal settlement	13,636	(86,364)	100,000

Net cash used in operating activities	(10,808,744)	(3,128,456)	(113,187)

Cash Flows from Investing Activities
Purchase of capital assets	(254,147)	(55,143)	(40,591)
Investment in subsidiary	(220,086)	-	-
Payment of deposits	(36,822)	(15,742)	(21,080)
Development of intangible assets	(15,843)	-	-

Net cash used in investing activities	(526,898)	(70,885)	(61,671)

Cash Flows from Financing Activities
Proceeds from issuance of stock	6,890,200	516,500	20,000
Proceeds from (return of) stock subscriptions	4,240,887	1,655,000	(484,500)
Proceeds from issuance of related party notes payable	3,500,000	2,250,000	420,000
Proceeds from issuance of line of credit	750,000	-	750,000
Return of capital	(118,427)	-	(440,500)
Payments on contracts payable	(250,000)	-	-
Principal payments on line of credit	(750,000)	(500,000)	(250,000)
Principal payments on advance from related party	(2,191,285)	-	-

Net cash provided by financing activities	12,071,375	3,921,500	15,000

Net increase (decrease) in cash and cash equivalents	735,733	722,159	(159,858)

Cash and cash equivalents at inception,
December 31, 2002 and 2001	-	13,574	173,432

Cash and cash equivalents at December 31, 2003 and 2002	$735,733	$735,733	$13,574

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. In accordance with FASB 144, the Company reviews its long-lived assets for impairment. Whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered through undiscounted future cash flows, such loss is recognized in the statement of operations. During the year ended December 31, 2003, the Company abandoned an investment with a cost of $221,711 (See Note 3).

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

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

The following is a summary of property, plant, and equipment – at cost, less accumulated depreciation and the estimated useful lives:

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

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

2.	Restatement of 2002 Financial Statements

As the Company engaged in a reaudit of the 2002 financial statements, the Company discovered that the compensation expense related to cancellation of 2,781,000 options was not accounted for. The Company also issued 150,000 options for $0.10 per share; the expense was not accounted for. The changes resulting from these restatements reduces the net loss and additional paid in capital by $298,850, and had no material effect on the loss per share.

3.	Investment in Subsidiary

On November 1, 2001, the Company formed a joint venture to implement its desulphurization process throughout Europe. To initiate the program, the company granted an Exclusive Technology License to Innovative Clean Technologies S.A., a Luxembourg corporation and wholly owned subsidiary of Eliop International. Eliop International is a Luxembourg corporation that was owned 50.5% by the Company. These corporations are managed by Mr. Luigi Profumo, who controls Eliop, a major petroleum refinery in Genoa, Italy. This investment was valued in 2001 based on the net book value of equipment provided to the refinery in Italy under the licensing agreement with Innovative Clean Technologies S.A. (ICT). ICT has not fulfilled the requirements of its license in that it has not submitted the monthly reports along with the royalty payments envisioned in the agreement.

The joint venture agreement was cancelled as of August 5, 2002. As of this date, ICT had no authority to represent the Company and was demanded to immediately return the Company’s equipment valued at $221,771 contributed to this venture. The Company believed that it would obtain the return of the assets. As of the report date, after numerous attempts to obtain the assets during the year ended December 31, 2003, it has been determined that the Company will not receive their equipment back from ICT. The Company has written off the investment.

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

The Company’s notes payable consist of the following as of December 31, 2003:

The $250,000 note due to a related party has an interest rate of 9.6 percent, and requires monthly interest payments of $2,000. This note matures on March 1, 2004. Any unpaid accrued interest will be due with the principal when the note matures. In 2003 the Company paid $24,000 of interest on the note. The principal amount of $250,000 was still outstanding at December 31, 2003. (See Note 8).

On December 30, 2003, under the Board’s approval, the Company issued a $500,000 note to the Chairman and CEO and a $500,000 note to a related party. From each of these notes, $250,000 was obtained before year end. The balance of $250,000 for each note will be obtained when the Company needs it. Each note required 500,000 shares of the Company’s common stock, in lieu of interest payment, to be delivered to the note holder by January 15, 2004. The notes are due on demand. In January 2004 the Company issued 500,000 shares to the Chairman and CEO and 500,000 shares to the related party. (See Note 8)

6.	Operating Lease

In March 2003 the Company entered into a lease agreement on its new location in Sparks, Nevada. In February 2004 the Company extended its lease term for one additional year to March 3, 2005. (See Note 14)

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

In August 2002 the Company issued a note to a related party at an interest rate of 9.6%. The note is due in March 2004. For the year ended 2003 the Company paid a total of $24,000 in interest and the balance of the note was $250,000 at December 31, 2003. (See Note 5).

In 2003 the Company leased property from the Chairman and CEO under a non-cancelable lease agreement. The rent paid to the Chairman in 2003 and 2002 was $71,500 and 78,315, respectively.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

In December 2003 the Company borrowed $250,000 from the CEO and Chairman. (See Note 5).

In November 2003 the Company issued 2,173,913 shares of the Company stock at $0.23 per share to the Chairman and CEO for $500,000. (See Note 9).

In June 2003 the Company issued 50,000 shares at $0.32 per share for the services of a Director valued at $16,000. (See Note 9).

In March 2003 the Company issued 50,000 shares at $0.33 per share to a director for cash of $16,500. (See Note 9).

In February 2003 the Company subscribed 50,000 shares of common stock to a director at $0.42 per share for director services of $21,000. These shares were issued in March 2004. (See Note 14).

The CEO was paid consulting fees of $300,000 and $250,000 in 2003 and 2002, respectively, under an employment contract. The agreement is set to terminate on July 1, 2004.

In December 2003 the Company issued a $500,000 note to a related party. Upon signing the note, $250,000 of the principal was obtained, with the balance of $250,000 to be obtained upon demand by the Company (See Note 5). In January 2004 the Company issued 500,000 shares to the related party in lieu of interest on this note. (See Note 14)

9.	Common Stock

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

10.	Stock Options

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation cost has been recognized for employees in the financial statements. On February 17, 2003, Kirk S. Schumacher, President of the Company, was granted stock options to purchase 1,000,000 shares of the Company’s stock at an exercise price of $.55 per share, expiring February 14, 2005. On May 8, 2003, Pat Lacy, Controller of the Company, was granted stock options to purchase 100,000 shares of the Company’s common stock at an exercise price of $.35 per share, expiring May 8, 2005. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant date for awards in 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

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

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

11.	Stock Subscriptions

In September 2001 the Company issued 2,758,620 shares under a subscription agreement in which a third party agreed to place the shares with investors interested in assisting the Company in reaching its objectives. The shares were valued at $0.725 per share for a total value of $2,000,000. At December 31, 2002, the Company had received $1,116,000 in cash from the third party. In early 2003 another $75,000 was received. In April 2002 the Company requested that the third party immediately remit the balance of $737,000 or return 1,023,611 shares for cancellation. This dispute has not yet been resolved as of the report date (See Note 14).

As of December 31, 2003, the total stock subscription receivable was $812,000. Of this amount, $737,000 was in dispute and $75,000 was due from a third party. At December 31, 2002 the receivable was $4,624,500.

12.	Provision for Income Taxes

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

14.	Subsequent Events

In January 2004 the Company issued 500,000 shares to the Chairman and 500,000 shares to a related party in lieu of prepaid interest of $296,000 on the notes payable to them.

Also in January 2004 the Company filed suit for the remittance of $737,000, the balance of the stock subscription that is in dispute. (See Note 11)

In February 2004 the Company extended their lease term for an additional one year to March 3, 2005. (See Note 6)

In March 2004 the Company issued the 50,000 shares subscribed at $0.42 per share to a director for director fees of $21,000.

Also in March 2004, the Company retired the note payable to a related party in the amount of $250,000 (See Note 5).

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Assigned Number	Description

**(3)(i)	Restated Articles of Incorporation of SulphCo, Inc. as filed on December 30, 2003 with the Nevada Secretary of State.

*(3)(ii)	Amended and Restated By-laws of the Company.

*(10.1)	Executive Employment Agreement dated as of February 17, 2003, by and between SulphCo, Inc. and Kirk S. Schumacher.

**(10.2)	2003 Non-Officer Limited Stock Appreciation Rights Plan.

**(14)	Code of Ethics, adopted by the Board of Directors on March 12, 2004.

(23.1)	Consent of Mark Bailey & Co. Ltd.

(23.2)	Consent of Daniel J. Forbush, Certified Public Accountant.

(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

(32.1)	Certifications of CEO and CFO Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2003 (SEC File No. 000-27599) as filed with the SEC on May 14, 2003.

**	Incorporated by reference from the Company’s Form 10-KSB for the year ended December 31, 2003 (SEC File No. 000-27599) as filed with the SEC on March 29, 2004.

SIGNATURES

          In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SULPHCO, INC.

January 25, 2005	By:	/s/ Rudolf W. Gunnerman
Rudolf W. Gunnerman Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	POSITION	DATE

/s/ Rudolf W. Gunnerman Rudolf W. Gunnerman	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)	January 25, 2005

/s/ Alan L. Austin, Jr. Alan L. Austin, Jr.	Vice President of Finance and CFO (Principal Financial and Accounting Officer)	January 25, 2005

Richard L. Masica	Director	January 25, 2005

/s/ Harry P. Holman Harry P. Holman	Director	January 25, 2005

/s/ Loren J. Kalmen Loren J. Kalmen	Director	January 25, 2005