Form 10KSB/A
period 2003-12-31
SULPHCO INC
filed 2005-02-09
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 6

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT 1934

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

(Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.  Yes ☒  No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB.  ☒

        State issuer’s revenues for its most recent fiscal year: The Company had no revenue for the year ending December 31, 2003.

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

EXPLANATORY NOTE

        SulphCo, Inc. (the “Company”) is filing this Form 10-KSB/A (“Amendment No. 6”) to amend its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (the “Original Filing”) filed on March 29, 2004 with the Securities and Exchange Commission (“SEC”), as amended by Amendment No. 1 filed with the SEC on June 14, 2004 (“Amendment No. 1”), and amended by Amendment No. 2 filed with the SEC on July 1, 2004 (“Amendment No. 2”), and amended by Amendment No. 3 filed with the SEC on November 12, 2004 (“Amendment No. 3”), and amended by Amendment No. 4 filed with the SEC on November 24, 2004 (“Amendment No. 4”), and amended by Amendment No. 5 filed with the SEC on January 26, 2005 (“Amendment No. 5”) in order to (i) refile in its entirety “Part I - Item 7. Financial Statements” to include restated audited financial statements for the years ended December 31, 2003 and December 31, 2002 and the report thereon prepared by the Company’s new independent auditors, Mark Bailey & Company, Ltd. dated June 17, 2004, and the report of Daniel J. Forbush, Certified Public Accountant, dated May 13, 2002, and (ii) to refile in its entirety “Part III - Item 13. Exhibits and Reports on Form 8-K” to reflect the updated certifications of our Chief Executive Officer and Principal Accounting Officer included with this Amendment.

        The Company is restating the financial statements for the year ended December 31, 2003, in order to reflect the elimination of a previous restatement regarding the cancellation of stock options, resulting in the reduction of expenses. The restatement resulted in a change in Net Loss for the year ended December 31, 2002 from the Net Loss previously reported in Amendment No. 5. There were no other material changes from the financial statements filed with the Original Filing as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3 and Amendment No.4, and Amendment No. 5.

        This Amendment No. 6 does not amend any other information previously filed in the Original Filing as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4 and Amendment No. 5. The Original Filing as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4 and Amendment No. 5 is hereby superseded and amended with respect to the section set forth in this Amendment.

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

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The statements of operations, changes in shareholders’ equity, and statements of cash flows of the Company from inception to December 31, 2001 were audited by other independent accountants whose report dated May 13, 2002 expressed an unqualified opinion on those statements.

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

As discussed in note 2 of the financial statements, certain errors resulting in an understatement of additional paid in capital and net loss as of December 31, 2002, were discovered by management of the Company during the current year. Accordingly, an adjustment has been made to the retained earnings as of December 31, 2002 to correct the error.
/s/ Mark Bailey & Company, Ltd.
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

/s/ Daniel J. Forbush

Reno, Nevada
May 13, 2002

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEET
December 31, 2003

Assets
2003

Current Assets
Cash	$735,733
Accounts receivable	231
Spare parts inventory	101,606
Prepaid expenses	10,973

Total current assets	848,543

Fixed Assets
Property and equipment (net of accumulated depreciation of $525,842)	222,515
Desulphurization unit	427,630

Total fixed assets	650,145

Other Assets
Deferred tax asset (net of valuation allowance of $6,130,948)	—
Deposits	36,822

Total other assets	36,822

Total assets	$1,535,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$49,638
Accrued expenses	80,376
Settlement liability	13,636
Related party notes payable	750,000

Total current liabilities	893,650

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.001 par value, 100,000,000 shares authorized
49,670,083 shares issued and outstanding	49,670
Additional paid-in-capital (restated for 2002)	19,762,839
Stock issued for prepaid expense	(296,000)
Stock subscriptions receivable	(812,000)
Common stock subscribed	1,050
Deficit accumulated during the development stage (restated for 2002)	(18,063,699)

Total stockholders’ equity	641,860

Total liabilities and stockholders’ equity	$1,535,510

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS
From Inception and for the Years Ended December 31, 2003 and 2002

		For the Years Ended
	Inception to date	December 31, 2003	December 31, 2002

Revenue
Sales	$42,967	$—	$42,967
Interest income	39,309	—	5,213

Total revenue	82,276	—	48,180

Expenses

Salary and wage expense	(7,490,408)	(781,023)	(642,448)
Director fees	(195,500)	(39,500)	(13,500)
General and administrative expenses (restated for 2002)	(8,395,205)	(1,290,777)	(5,464,225)
Research and development expenses	(1,231,493)	(518,810)	(324,192)
Loss on disposal of investment	(221,711)	(221,711)	—
Depreciation expense	(565,647)	(191,043)	(160,530)

Total expenses	(18,099,964)	(3,042,864)	(6,604,895)

Loss from operations	(18,017,688)	(3,042,864)	(6,556,715)

Interest expense	(46,011)	(26,489)	(16,912)

Loss before income taxes	(18,063,699)	(3,069,353)	(6,573,627)

Provision for income taxes	—	—	—

Net loss (restated for 2002)	$(18,063,699)	$(3,069,353)	(6,573,627)

Loss per share - basic and dilutited	$(0.58)	$(0.06)	(0.15)

Weighted average shares outstanding - basic and diluted	31,321,421	47,635,663	43,775,337

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
From Inception and For the Years Ended December 31, 2003 and 2002

			Additional Paid-in Capital		Stock issued for prepaid interest	Common Stock Subscribed	Stock Subscriptions Receivable
	Common Stock			Accumulated Deficit				Total Equity
	Shares	Amount

Balance, January 13, 1999

Stock issued for cash at $167 per share	1,000	$1	$166,999					$167,000

Restate from recapitalization of GRD, Inc	19,999,000	19,999	(19,999)	—			—	—

Net loss				(128,802)				(128,802)

Balance at December 31, 1999	20,000,000	20,000	147,000	(128,802)		—	—	38,198

Contributions from stockholders
in December 2000
Cash			169,168					169,168
Equipment			362,331					362,331

Acquisition of Filmworld, Inc	1,200,000	1,200	(251,200)					(250,000)

Stock issued for cash and subscription
receivable at $0.50 per share	820,000	820	409,180				(208,500)	201,500

Stock options issued at $.50 per share
in December 2000			919,401					919,401

Stock options issued at $1.50 per share
in December 2000			94,799					94,799

Net loss				(1,364,393)				(1,364,393)

Balance at December 31, 2000	22,020,000	22,020	1,850,679	(1,493,195)		—	(208,500)	171,004

Stock issued for intangible assets at $4.25
per share in January 2001	292,800	293	1,244,107					1,244,400

Stock issued for intangible assets at $2.85
per share in February 2001	400,000	400	1,139,600					1,140,000

Stock sold to a related party at $1.47
per share February 2001	24,750	25	36,431					36,456

Stock issued for marketing services
at $2.86 per share April 2001	200,000	200	571,800					572,000

Issuance of options to related parties for
services in June 2001			773,931					773,931

Stock issued in exchange for notes payable
at $0.50 per share in June 2001	9,556,000	9,556	4,768,444				(4,778,000)	—

Stock issued in exchange for notes payable
at $1.50 per share in June 2001	425,000	425	637,075				(637,500)	—
								—
Stock sold for cash at $2.94 per share
in June 2001	100,000	100	293,900					294,000

Stock issued for a note receivable at $1.41
per share in June 2001	200,000	200	281,800				(282,000)	—

Stock issued to a related party for cash at
$0.50 per share in June 2001	350,000	350	174,650					175,000

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
From Inception and For the Years Ended December 31, 2003 and 2002

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock issued for prepaid interest	Common Stock Subscribed	Stock Subscriptions Receivable	Total Equity
	Shares	Amount

Cash received for subscription
in July 2001							282,000	282,000

Cash received for subscriptions
in August 2001							340,000	340,000

Shares issued for subscription receivable
of $2,000,000 in September 2001	2,758,620	2,759	1,997,241				(2,000,000)	—

Shares issued to a related party for
consulting fees at $0.85 per share
in November 2001	4,000,000	4,000	3,396,000					3,400,000

Shares returned in November 2001	(300,000)	(300)	(1,558,147)				784,500	(773,947)

Cash received for subscriptions				—			200,000	200,000

Shares returned in December 2001	(100,000)	(100)	(49,900)				50,000	—

Stock options issued at a weighted
average issue price of $0.75 per share
in October 2001			89,020					89,020

Net loss				(6,927,524)				(6,927,524)

Balance at December 31, 2001	39,927,170	39,928	15,646,632	(8,420,719)	—	—	(6,249,500)	1,016,340

Stock issued for related party services
at $0.50 per share in March 2002	10,000,000	10,000	4,990,000					5,000,000

Shares returned in May 2002	(1,000,000)	(1,000)	(499,000)				500,000	—

Shares returned in June 2002	(100,000)	(100)	(71,900)				72,000	—

Shares returned in July 2002	(25,000)	(25)	(37,475)				37,500	—

Payment on stock subscription received
in July 2002							515,500	515,500

Shares returned in July 2002	(1,000,000)	(1,000)	(499,000)				500,000	—

Stock issued for services at $0.10 per
share in September 2002	50,000	50	4,950					5,000

Shares returned in September 2002	(431,000)	(431)	(440,069)					(440,500)

Shares issued for services at $0.27 per
share in October 2002	50,000	50	13,450					13,500

Stock Options issued in November 2002
for $0.10 per share (restated)			31,500					31,500

Shares issued to a related party for cash at
$0.10 per share in November 2002	100,000	100	9,900					10,000

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
From Inception and For the Years Ended December 31, 2003 and 2002

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock issued for prepaid interest	Common Stock Subscribed	Stock Subscriptions Receivable	Total Equity
	Shares	Amount

Shares issued to a related party for cash at
$0.10 per share in December 2002	50,000	50	4,950					5,000

Net loss (restated)				(6,573,627)				(6,573,627)

Balance at December 31, 2002	47,621,170	47,621	19,153,938	(14,994,346)		—	(4,624,500)	(417,287)

Stock subscribed for services at $0.42 per
share in February 2003			20,950			50		21,000

Payment on stock subscription
received in February 2003							3,575,000	3,575,000

Shares issued to a related party for cash at
$0.33 per share in March 2003	50,000	50	16,450					16,500

Stock issued for services at $0.32 per
share in June 2003	50,000	50	15,950					16,000

Shares returned in August 2003	(196,870)	(197)	(196,678)				196,875	—

Shares returned in September 2003	(3,130)	(3)	(3,322)				3,325	—

Shares issued to a related party for cash at
$0.23 per share in November 2003	2,173,913	2,174	497,826					500,000

Shares returned in December 2003	(25,000)	(25)	(37,275)				37,300	—

Stock subscribed for prepaid interest
at $0.296 per share in December 2003			295,000		(296,000)	1,000		—

Net loss				(3,069,353)				(3,069,353)

Balance at December 31, 2003	49,670,083	$49,670	$19,762,839	$(18,063,699)	$(296,000)	$1,050	$(812,000)	$641,860

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
From Inception and For the Years Ended December 31, 2003 and 2002

	Inception to Date	2003	2002

Cash Flows from Operating Activities
Net loss	$(18,063,699)	$(3,069,353)	$(6,573,627)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	565,647	191,043	160,530
Shares issued for services	5,309,818	16,000	4,824,914
Shares subscribed for services	21,000	21,000	—
Loss on disposal of subsidiary	220,086	—	220,086
Increase in accounts receivable	(231)	(231)	—
Increase in spare parts inventory	(101,606)	(101,606)	—
Decrease in related party receivable	1,359,185	—	1,360,685
Increase in work in progress	(583,470)	—	(583,470)
(Increase) decrease in prepaid expenses	(9,472)	211	40,947
Increase (decrease) in accounts payable	26,254	(103,800)	63,513
Increase in accrued liabilities	103,758	4,644	53,149
Increase (decrease) in legal settlement	13,636	(86,364)	100,000

Net cash used in operating activities	(11,139,094)	(3,128,456)	(333,273)

Cash Flows from Investing Activities
Purchase of capital assets	(254,147)	(55,143)	(40,591)
Investment in subsidiary	(220,086)	—	220,086
Payment of deposits	(36,822)	(15,742)	(21,080)
Development of intangible assets	(15,843)	—	—

Net cash used in investing activities	(526,898)	(70,885)	158,415

Cash Flows from Financing Activities
Proceeds from issuance of stock	6,890,200	516,500	20,000
Proceeds from (return of) stock subscriptions	4,571,237	1,655,000	(484,500)
Proceeds from issuance of related party notes payable	3,500,000	2,250,000	420,000
Proceeds from issuance of line of credit	750,000	—	750,000
Return of capital	(118,427)	—	(440,500)
Payments on contracts payable	(250,000)	—	—
Principal payments on line of credit	(750,000)	(500,000)	(250,000)
Principal payments on advance from related party	(2,191,285)	—	—

Net cash provided by financing activities	12,401,725	3,921,500	15,000

Net increase (decrease) in cash and cash equivalents	735,733	722,159	(159,858)

Cash and cash equivalents at inception,
December 31, 2002 and 2001	—	13,574	173,432

Cash and cash equivalents at December 31, 2003 and 2002	$735,733	$735,733	$13,574

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

In July 1999, the Company acquired film rights and changed the corporate name to Film World, Inc. In December 2000, the Company discontinued its film operations and distributed all assets and liabilities related to that business to certain shareholders in exchange for their stock.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures, of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The markets for the Company’s products and services are characterized by competition, rapid technological development, regulatory changes, and new product introductions, all of which may impact the future value of the Company’s assets.

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

The cost of property, plant, and equipment is depreciated over the remaining estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the terms of the lease or the estimated useful lives of the assets. Depreciation is computed on the straight line method for both financial reporting and income tax purposes. Expenditures for maintenance and repairs are expensed when incurred. Betterments are capitalized. Gains and losses on the sale of property and equipment are reflected in the statement of operations.

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

The Company has an uncommissioned desulfurization unit. This unit consists of a trailer containing equipment to be used to remove sulfur from crude oil. The Company incurred $65,872 in costs during the year ended December 31, 2003 and $321,167 in costs and accrued $40,591 in sales taxes on this unit during the year ended December 31, 2002 for a total cost of $427,630. The unit was classified as property, plant and equipment because the Company intended to own the unit and receive a rental payment for it. In 2003 management determined that the unit may be sold, so $427,630 was reclassified to fixed assets from construction-in-progress as of December 31, 2003 and the sales tax accrual was removed from the accounts of the Company. As parts to the unit are upgraded or replaced, the Company adjusts the cost accordingly.

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

Revenue Recognition

In 2000, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Pursuant to SAB No. 101 and the relevant generally accepted accounting principles, the Company will recognize revenue upon the passage of title, ownership and the risk of loss to the customer. During the period ended December 31, 2003, there was no revenue. In 2002 the Company was awarded a contract from the U. S. Navy for research relating to the desulfurization process. Revenue was recognized on the contract at its completion. The Company plans to collect royalties from licensing and the deployment of their desulfurization units.

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

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which is effective at the beginning of the first interim period beginning after March 15, 2003. This statement establishes standards for the Company’s classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS 150 will have no effect on the Company’s financial position or results of operations.

In December 2003, the FASB issued SFAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of SFAS 87, 88, and 106”. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS 87, “Employers’ Accounting for Pensions”, SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. This Statement retains the disclosure requirements contained in SFAS 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information is required to be provided separately for pension plans and for other postretirement benefit plans. The Company has no Pension or Other Postretirement Benefits.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

2.	Restatement of 2002 Financial Statements

In 2004, the Company became aware of 150,000 options at $0.10 granted in 2002, which were previously unrecorded, necessitating that the financial statements be restated. The change resulting from this restatement increases the loss and additional paid in capital by $31,500, and had no material effect on the loss per share. Also the Company reclassified the prepaid interest expense by the issuance of common stock, from a current asset to a contra equity account, resulting in a decrease to total assets and a decrease to equity by $296,000.

3.	Investment in Subsidiary

On November 1, 2001, the Company formed a joint venture to implement its desulfurization process throughout Europe. To initiate the program, the company granted an exclusive technology license to Innovative Clean Technologies S.A., a Luxembourg corporation and wholly owned subsidiary of Eliop International. Eliop International is a Luxembourg corporation that was owned 50.5% by the Company. These corporations are managed by Mr. Luigi Profumo, who controls Eliop, a major petroleum refinery in Genoa, Italy. This investment was valued in 2001 based on the net book value of equipment provided to the refinery in Italy under the licensing agreement with Innovative Clean Technologies S.A. (ICT). Innovative Clean Technologies has not fulfilled the requirements of its license in that it has not submitted the monthly reports along with the royalty payments envisioned in the agreement.

The joint venture agreement was cancelled as of August 5, 2002. As of this date, ICT has no authority to represent the Company and demand has been made to return the Company’s equipment valued at $221,771. The Company does not believe that the assets will be received. The Company has written off the investment.

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

The Company’s notes payable consist of the following as of December 31, 2003:

The Company has a $250,000 note due to a related party with an interest rate of 9.6 percent, and requires monthly interest payments of $2,000. This note matures on March 1, 2004. Any unpaid accrued interest will be due with the principal when the note matures. In 2003 the Company paid $24,000 of interest on the note. The principal amount of $250,000 was still outstanding at December 31, 2003 (See Note 8).

On December 30, 2003, the Company issued a $500,000 note to the Chairman and CEO and a $500,000 note to a related party. From each of these notes, $250,000 was obtained before year end. The balance of $250,000 for each note will be obtained when the Company needs it. Each note required 500,000 shares of the Company’s common stock, in lieu of interest, to be delivered to the note holder by January 15, 2004. The notes are due on demand. In January 2004 the Company issued 500,000 shares to the Chairman and CEO and 500,000 shares to the related party. (See Note 8)

6.	Operating Lease

In March 2003, the Company entered into a lease agreement on a location in Sparks, Nevada. In February 2004, the Company extended its lease term for one additional year to March 3, 2005. (See Note 14)

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

Following is a schedule of payments required under the rental lease agreement with the landlord, Dermody Industrial Group:

2004	$443,068
2005	73,845
2006	-0-
2007	-0-
2008	-0-
After 2008	-0-

Total minimum lease payments	$516,913

In 2003, the Company was also obligated for the lease of another property from the Chairman and CEO under a non-cancelable lease agreement. The lease required that the Company make payments until either the lease term expired in February 2004, or the property was sold. The property sold in November 2003.

The Company paid $427,138 and $78,315 for rent expense in 2003 and 2002, respectively.

7.	Contingent Liabilities

The Company is currently the subject of an SEC investigation. The SEC alleges violations of Sections 5(a), 5(c) and 17(a) of the Securities Act of 1934 and Section 10(b) of the Securities Act of 1934 and Rule 10b-5 thereunder. The Company has retained counsel and has responded to the inquiry and is awaiting response from the SEC. The outcome of the action is not determinable at this time. Any such action could have a materially adverse effect on the Company.

In November 2001, a former employee filed a complaint against the Company, claiming that an employment agreement between the Company and the former employee had been breached. A settlement was reached in February 2003. The former employee received the 2 million shares of common stock that were previously cancelled when his employment ended with the Company. The Company was also required to pay $100,000 to the former employee on an installment basis. As of December 31, 2003, the Company owes $13,636.

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

In December 2001, the Chairman and CEO of the Company borrowed $1,360,685 from the Company. The notes were payable upon demand and carried interest at the prime rate on the date of each note. At December 31, 2000, the Company had advances from the Chairman payable on demand with no interest in the amount of $100,000. The Chairman used the advances to offset the receivable and repaid the balance of the receivable during 2002.

In May 2002, the Company borrowed $500,000 under a line of credit at 4.23% from Nevada State Bank naming the Chairman and CEO as a guarantor of the loan. The line of credit matured in May 2003 (See Note 5).

In August 2002, the Company issued a note to a related party at an interest rate of 9.6%. The note is due in March 2004. For the year ended 2003, the Company paid a total of $24,000 in interest and the balance of the note was $250,000 at December 31, 2003 (See Note 4).

In 2003, the Company leased property from the Chairman and CEO under a non-cancelable lease agreement. The rent paid to the Chairman in 2003, and 2002, was $71,500 and $78,315, respectively.

In December 2003, the Company borrowed $250,000 from the Chairman and CEO (See Note 5).

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

In November 2003, the Company issued 2,173,913 shares of the Company stock at $0.23 per share to the Chairman and CEO for $500,000 (See Note 9).

In June 2003, the Company issued 50,000 shares at $0.32 per share for the services of a Director valued at $16,000 (See Note 9).

In March 2003, the Company issued 50,000 shares at $0.33 per share to a director for cash of $16,500 (See Note 9).

In February 2003, the Company subscribed 50,000 shares of common stock to a director at $0.42 per share for director services of $21,000. These shares were issued in March 2004. (See Note 14).

The Chairman and CEO was paid consulting fees of $300,000 and $250,000 in 2003 and 2002, respectively, under an employment contract. The agreement is set to terminate on July 1, 2004.

In December 2003, the Company issued a $500,000 note to a related party. Upon signing the note, $250,000 of the principal was obtained, with the balance of $250,000 to be obtained upon demand by the Company (See Note 5). In January 2004, the Company issued 500,000 shares to the related party in lieu of interest on this note. (See Note 14)

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

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

The Company has the authority, subject to certain limitations prescribed by law, to issue from time to time up to an aggregate of 10,000,000 shares of preferred stock in one or more classes or series and to determine the designation and the number of shares of any class or series as well as the voting rights, preferences, limitations and special rights, if any, of the shares of any class or series, including dividend rights, dividend rates, conversion rights and terms, redemption rights and terms, and liquidation preferences. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control. There are no shares of preferred stock outstanding, and the Company currently has no plans to issue any shares of preferred stock.

In December 2003, one million common shares were subscribed for prepaid interest of $296,000 on related party notes. Also in December 25,000 shares of common stock were returned to the Company to cancel a subscription receivable of $37,300.

In November 2003, the Company issued 2,173,913 shares of the Company stock at $0.23 per share to the Chairman and CEO for $500,000.

In August 2003, 196,870 shares were returned to the Company to cancel part of a subscription receivable of $200,000. In September 2003, 3,130 shares were returned to the Company to cancel the balance of the subscription receivable.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

In June 2003, the Company issued 50,000 shares at $0.32 per share for the services of a Director valued at $16,000.

In March 2003, the Company issued 50,000 shares at $0.33 per share for cash of $16,500.

In February 2003, the Company subscribed 50,000 shares of common stock to a director at $0.42 per share for director services of $21,000. These shares were issued in March 2004. In February 2003, a subscription of $3,575,000 was completed when a loan of $1,920,000 was forgiven, and cash of $1,655,000 was received.

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

2003

Net loss – as reported	$(3,069,353)

Net loss – pro forma	$(3,087,376)

Loss per share – as reported	$(0.06)

Loss per share – pro forma	$(0.06)

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

There were no stock options outstanding at December 31, 2002.

The Company has a Non-Officer Limited Stock Appreciation Rights Plan. In August 2003 ten employees were granted awards for 2,500 Limited Stock Appreciation Rights, each with a multiplier of eighteen, at a base price of $0.24.

11.	Stock Subscriptions

In September 2001, the Company issued 2,758,620 shares under a subscription agreement in which a third party agreed to place the shares with investors interested in assisting the Company in reaching its objectives. The shares were valued at $0.725 per share for a total value of $2,000,000. At December 31, 2002, the Company had received $1,116,000 in cash from the third party. In early 2003 another $75,000 was received. In April 2002, the Company requested that the third party immediately remit the balance of $737,000 or return 1,023,611 shares for cancellation. This dispute has not yet been resolved as of the report date (See Note 14).

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

As of December 31, 2003, the total stock subscription receivable was $812,000. Of this amount, $737,000 was in dispute and $75,000 was due from a third party. At December 31, 2002, the stock subscription receivable was $4,624,500.

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

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

14.	Subsequent Events

In January 2004, the Company issued 500,000 shares to the Chairman and 500,000 shares to a related party in lieu of prepaid interest of $296,000 on the notes payable to them.

Also in January 2004, the Company filed suit for the remittance of $737,000, the balance of the stock subscription that is in dispute (See Note 11).

In February 2004, the Company extended their lease term for an additional one year to March 3, 2005 (See Note 6).

In March 2004, the Company issued the 50,000 shares subscribed at $0.42 per share to a director for director fees of $21,000.

Also in March 2004, the Company retired the note payable to a related party in the amount of $250,000 (See Note 5).

In June 2004, the Company entered into two private placements. The first private placement was to sell 2,978,333 units. The units consist of 2,978,333 shares of common stock at $0.90 per share, warrants exercisable at $1.125 per share for 1,073,217 shares of common stock, and additional investment rights entitling the purchaser to purchase up to 6,132,667 shares of common stock at a purchase price of $0.90, and a warrant to purchase up to 2,146,433 shares at $1.125 per share. The second private placement was to sell 2,030,960 units. The units consist of 2,030,960 shares of common stock at $1.25 per share, warrants exercisable at $1.5625 per share for 731,846 shares of common stock, and additional investment rights entitling the purchaser to purchase up to 2,090,989 shares of common stock at $1.25 per share and a warrant to purchase up to 1,463,692 shares at $1.5625 per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Assigned Number	Description

**(3)(i)	Restated Articles of Incorporation of SulphCo, Inc. as filed on December 30, 2003 with the Nevada Secretary of State.

*(3)(ii)	Amended and Restated By-laws of the Company.

*(10.1)	Executive Employment Agreement dated as of February 17, 2003, by and between SulphCo, Inc. and Kirk S. Schumacher.

**(10.2)	2003 Non-Officer Limited Stock Appreciation Rights Plan.

**(14)	Code of Ethics, adopted by the Board of Directors on March 12, 2004.

(23.1)	Consent of Mark Bailey & Co. Ltd.

(23.2)	Consent of Daniel J. Forbush, Certified Public Accountant.

(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

(32.1)	Certifications of CEO and CFO Pursuant to 18 U.S.C. §. 1350, as Adopted Pursuant to §.906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2003 (SEC File No. 000-27599) as filed with the SEC on May 14, 2003.

**	Incorporated by reference from the Company’s Form 10-KSB for the year ended December 31, 2003 (SEC File No. 000-27599) as filed with the SEC on March 29, 2004.

SIGNATURES

        In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SULPHCO, INC.

February 8, 2005	By	/s/ Rudolf W. Gunnerman
—————————————
Rudolf W. Gunnerman,
Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	POSITION	DATE

/s/ Rudolf W. Gunnerman	Chairman of the Board of Directors,	February 8, 2005
—————————————	Chief Executive Officer
Rudolf W. Gunnerman	(Principal Executive Officer)

/s/ Alan L. Austin, Jr.	Vice President of Finance and CFO,	February 8, 2005
—————————————	(Principal Financial and
Accounting Officer)

	Director	February 8, 2005
—————————————
Richard L. Masica

/s/ Harry P. Holman	Director	February 8, 2005
—————————————
Harry P. Holman

/s/ Loren J. Kalmen	Director	February 8, 2005
—————————————
Loren J. Kalmen