Form 10QSB/A
period 2004-03-31
SULPHCO INC
filed 2005-02-09
CIK 1096560

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 5

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the quarterly period ended March 31, 2004.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For
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

Transitional Small Business Disclosure Format: Yes ☐   No ☒

EXPLANATORY NOTE

                 SulphCo, Inc. (the “Company”) is filing this Amendment No. 5 to Form 10-QSB/A (“Amendment No. 5”) to amend its Quarterly Report on Form 10-QSB for the period ended March 31, 2004 (the “Original Filing”) filed on May 17, 2004 with the Securities and Exchange Commission (“SEC”), as amended by Amendment No. 1 filed with the SEC on June 14, 2004 (“Amendment No. 1”), Amendment No. 2 filed with the SEC on July 1, 2004, Amendment No. 3 filed with the SEC on November 23, 2004, and Amendment No. 4 filed with the SEC on January 24, 2005, in order to (i) refile in its entirety “Part I - Item 1. Financial Statements” to amend its unaudited financial statements for the periods ended March 31, 2004, and March 31, 2003, (ii) refile “Part II - Item 6. Exhibits and Reports on Form 8-K” in its entirety to reflect the new certifications of our Chief Executive Officer and Chief Financial Officer included with this Amendment No. 5 as Exhibits 31.1 and 31.2, respectively; and (ii) to include new Exhibits 31.1, 31.2 and 32.1.

                 The Company is amending the financial statements included in this report due to a restatement of the financial statements for the year ended December 31, 2003. The amendment results in a change in Net Loss for the periods ended March 31, 2004, and March 31, 2003, from the Net Loss previously reported in the Original Filing as amended. There were no other material changes from the financial statements filed with the Original Filing as previously amended.

                 This Amendment does not amend any other information previously filed in the Original Filing as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3 and Amendment No. 4. The Original Filing as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3 and Amendment No. 4 is hereby superseded and amended with respect to the section and Exhibits set forth in this Amendment No. 5.

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEET
March 31, 2004
(unaudited)

March 31, 2004

Current Assets :
Cash and cash equivalents	$330,855
Accounts receivable	15,273
Prepaid expenses	3,262

Total current assets	349,390

Fixed Assets
Property and equipment, net	175,133
Inventory	535,600

Total fixed assets	710,733

Other Assets
Deferred tax asset (net of valuation allowance of $6,590,229)	—
Deposits	36,822

Total other assets	36,822

Total assets	$1,096,945

Current Liabilities
Accounts payable	$41,239
Accrued liabilities	51,874
Related party notes payable	1,000,000

Total current liabilities	1,093,113

Commitment and Contingencies	—

Stockholder’s equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	—
Common stock: 100,000,000 shares authorized ($0.001 par value) 50,820,083
shares issued and outstanding at March 31, 2004	50,820
Paid in capital	19,847,739
Expenses paid by common stock	(222,000)
Stock subscription receivable	(812,000)
Deficit accumulated during the development stage	(18,860,727)

Total stockholder’s equity	3,832

Total liabilities and equity	$1,096,945

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2004 and 2003
(unaudited)

	Inception to date	Three Months Ended March 31
		2004	2003

Revenue
Sales	$42,967	$—	$—
Interest income	39,309		2

Total revenue	82,276	—	2

Expenses
Salary and wage expense	(7,698,711)	(208,302)	(214,926)
Directors expense	(195,500)	—	—
General and administrative expenses	(8,750,418)	(355,213)	(268,153)
Research and development expenses	(1,337,623)	(106,130)	(71,042)
Loss on disposal of asset	(221,711)	—	—
Depreciation	(613,029)	(47,382)	(40,500)

Total operating expenses	(18,816,992)	(717,027)	(594,621)

Loss from operations	(18,734,716)	(717,027)	(594,619)

Interest expense	(126,011)	(80,000)	(9,676)

Net loss before taxes	(18,860,727)	(797,027)	(604,295)

Income tax benefit	—	—	—

Net loss	$(18,860,727)	$(797,027)	$(604,295)

Loss per common share	$(0.60)	$(0.02)	$(0.01)

Weighted average shares basic and fully diluted	32,114,974	50,786,750	47,671,170

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004
(unaudited)

	Inception to date	Three Months Ended March 31
		2004	2003

Cash Flows From Operating Activities
Net loss	$(18,860,727)	$(797,027)	$(604,297)
Adjustments to reconcile net loss to cash used
in operating activities:

Depreciation & amortization	613,029	47,382	40,500
Shares issued for services	5,394,818	85,000	—
Shares issued for interest expense	74,000	74,000	—
Shares subscribed for services	21,000	—	—
Loss on disposal of subsidiary	221,177
Increase in allowance for doubtful account	15,142	15,373	—
Increase in accounts receivable	(15,142)	(15,142)	—
Increase in spare parts inventory	(101,606)
Decrease in related party receivable	1,359,185	—	—
Increase in work in progress	(583,470)
(Increase) decrease in prepaid expenses	(1,761)	7,710	6,052

Decrease in accounts payable	(9,726)	(35,980)	(74,888)

Increase in accrued expenses	101,847	(820)	15,914

Decrease in legal settlement	—	(13,636)	(31,818)

Net cash used in operating activities	(11,772,234)	(633,140)	(648,537)

Cash Flows From Investing Activities
Purchase of property and equip	(260,512)	(6,365)	(106,741)
Investment in subsidiary	(220,086)	—	—
Payment of deposit	(36,822)	—	(48,064)
Development of intangible assets	(15,843)	—	—

Net cash used in investing activities	(533,263)	(6,365)	(154,805)

Cash Flows from Financing Activities
Proceeds from issuance of stock	6,890,200	—	—
Proceeds from stock subscription	4,571,237	—	1,936,500
Proceeds from issuance of related party notes payable	3,750,000	250,000	—
Proceeds from issuance of line of credit	750,000	—	—
Return on capital	(118,427)	—	—
Principal payments on related party notes payable	(250,000)	—	(170,000)
Payments on contract payable	—	—
Principal payments on line of credit	(750,000)	—	(500,000)
Principle payments on advance from related party	(2,191,285)	—

Net cash provided by financing activities	12,651,725	250,000	1,266,500

Net increase (decrease) in cash and cash equivalents	346,228	(389,505)	463,158
Cash and cash equivalents at beginning of period	—	735,733	13,574

Cash and cash equivalents at end of period	$346,228	$346,228	$476,732

Supplemental Information and non cash transactions

During the three months ended March 31, 2004, and 2003, the Company paid $80,000 and $9,676 in interest, respectively, The Company paid no income taxes during the three months ended March 31, 2004, and 2003.

In January 2004, the Company issued one million shares of its common stock for interest expense of $74,000 and $222,000 of prepaid interest.

In March 2004, the Company subscribed fifty thousand shares of its common stock for services to a director.

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

In March 2004, the Company issued 50,000 shares of subscribed common stock to a director at $0.42 per share for director services in the prior year.

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

In January 2004, the Company issued 500,000 shares to each related party in lieu of interest on these notes.

4.	Capital Stock

In January 2004, one million subscribed common shares were issued for interest expense during the quarter of $74,000 and prepaid interest of $222,000. (See Note 3).

Also in January 2004, one hundred thousand shares were issued at $0.85 per share for consulting services valued at $85,000.

In March 2004, fifty thousand subscribed common shares were issued for Director services valued in the prior year at $21,000.

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

In January 2004 the Company filed suit for the remittance of $737,000, the balance of the stock subscription that is in dispute.

6.	Subsequent Events

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

————————

*	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2004, as filed with the SEC on May 17, 2004.

(b)	Reports on Form 8-K. None.

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 8, 2005	SULPHCO, INC. (Registrant)

/s/ Rudolf W. Gunnerman
——————————————————
By: Rudolf W. Gunnerman
Its: Chairman of the Board of Directors
and Chief Executive Officer

/s/ Alan L. Austin, Jr.
——————————————————
By: Alan L. Austin, Jr.
Its: Vice President of Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)