Form 10QSB/A
period 2004-06-30
SULPHCO INC
filed 2005-02-09
CIK 1096560

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

EXPLANATORY NOTE

                 SulphCo, Inc. (the “Company”) is filing this Amendment No. 3 to Form 10-QSB (“Amendment No. 3”) to amend its Quarterly Report on Form 10-QSB for the period ended June 30, 2004 (the “Original Filing”) filed on August 16, 2004, with the Securities and Exchange Commission (“SEC”), as amended by Amendment No. 1 filed with the SEC on November 23, 2004, and as amended by Amendment No. 2 filed with the SEC on January 24, 2005, in order to (i) refile in its entirety “Part I - Item 1. Financial Statements” to amend its unaudited financial statements for the periods ended June 30, 2004, and June 30, 2003, (ii) refile “Part II - Item 6. Exhibits and Reports on Form 8-K” in its entirety to reflect the new certifications of our Chief Executive Officer and Chief Financial Officer included with this Amendment No. 1 as Exhibits 31.1 and 31.2, respectively; and (ii) to include new Exhibits 31.1, 31.2 and 32.1.

                 The Company is amending the financial statements included in this report due to a restatement of the financial statements for the year ended December 31, 2003. The amendment results in a change in Net Loss for the periods ended June 30, 2004, and June 30, 2003, from the Net Loss previously reported in the Original Filing as amended. There were no other material changes from the financial statements filed with the Original Filing as previously amended.

                 This Amendment does not amend any other information previously filed in the Original Filing as amended by Amendment No. 1, 2nd Amendment No. 2. The Original Filing as amended by Amendment No. 1and Amendment No. 2 is hereby superseded and amended with respect to the section and Exhibits set forth in this Amendment No. 3.

SULPHCO, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
BALANCE SHEET
June 30, 2004
(unaudited)

ASSETS
June 30, 2004

Current Assets
Cash	$2,251,007
Related party accounts receivable
(net of allowance for doubtful debts of $15,373)	15,475

Total current assets	2,266,482

Property and equipment
(net of accumulated depreciation of $575,611)	179,216

Other Assets
Deferred tax asset (net of valuation allowance of $6,689,018)	—
Desulfurization prototype	427,630
Deposits	36,822

Total other assets	464,452

Total assets	$2,910,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$148,272
Accrued expenses	47,926
Related party notes payable	1,000,000

Total current liabilities	1,196,198

Commitments and Contingencies	—

Stockholders’ Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value)
none issued	—
Common stock, $.001 par value, 100,000,000 shares authorized
53,624,733 shares issued and outstanding	53,625
Additional paid-in-capital	22,325,408
Interest prepaid via issuance of stock	(148,000)
Stock subscriptions receivable	(812,000)
Deficit accumulated during the development stage	(19,705,081)

Total stockholders’ equity	1,713,952

Total liabilities and stockholders’ equity	$2,910,150

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2004
(unaudited)

		For the Six Months Ended		For the Three Months Ended
	Inception to date	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Revenue
Sales	$42,967	$—	$—	$—	$—
Interest income	39,309	—	—	—	—

Total revenue	82,276	—	—	—	—

Expenses

Salary and wage expense	(7,902,046)	(411,638)	(379,565)	(203,336)	(164,639)
Director fees	(195,500)	—	(18,500)	—	(18,500)
General and administrative expenses	(9,093,048)	(697,843)	(481,068)	(342,630)	(212,915)
Research and development expenses	(1,559,625)	(328,132)	(173,309)	(222,002)	(102,267)
Loss on disposal of assets	(221,711)
Depreciation expense	(615,416)	(49,769)	(93,888)	(2,387)	(53,388)

Total expenses	(19,587,346)	(1,487,382)	(1,146,330)	(770,355)	551,709)

Loss from operations	(19,505,070)	(1,487,382)	(1,146,330)	(770,355)	(551,709)

Interest expense	(200,011)	(154,000)	(14,298)	(74,000)	(4,622)

Loss before income taxes	(19,705,081)	(1,641,382)	(1,160,628)	(844,355)	556,331)

Provision for income taxes	—	—	—	—	—

Net loss	$(19,705,081)	$(1,641,382)	$(1,160,628)	$(844,355)	$(556,331)

Loss per share - basic and diluted	$(0.60)	$(0.03)	$(0.02)	$(0.02)	$(0.01)

Weighted average - basic	32,965,206	51,026,611	47,654,503	51,316,473	47,671,170

Weighted average - diluted	33,025,341	52,488,091	47,654,503	53,439,431	47,671,170

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004
(unaudited)

	Inception to Date	June 30, 2004	June 30, 2003

Cash Flows from Operating Activities
Net loss	$(19,705,081)	$(1,641,382)	$(1,160,628)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	615,416	49,769	93,888
Shares issued for services	5,394,818	85,000	16,000
Shares issued for interest expense	95,000	74,000	—
Increase in allowance for doubtful debts	15,373	15,373	—
Loss on disposal of assets	220,086	—	—
Increase in accounts receivable	(30,948)	(30,717)	(1,715)
Increase in spare parts inventory	(101,606)	—	—
Decrease in related party receivable	1,359,185	—	—
(Increase) decrease in prepaid expenses	75,501	84,973	(15,103)
Increase in work in progress	(583,470)	—	—
Decrease in accounts payable	97,307	71,053	(52,096)
Increase in accrued liabilities	98,989	(4,769)	(14,320)
Decrease in legal settlement	—	(13,636)	(45,455)

Net cash used in operating activities	(12,449,430)	(1,310,336)	(1,179,429)

Cash Flows from Investing Activities
Purchase of capital assets	(159,011)	95,136	(396,899)
Investment in subsidiary	(220,086)	—	—
Payment of deposits	(36,822)	—	(28,669)
Development of intangible assets	(15,843)	—	—

Net cash provided by (used in) investing activities	(431,762)	95,136	(425,568)

Cash Flows from Financing Activities
Proceeds from issuance of stock	9,225,674	2,335,474	—
Proceeds from exercise of stock options	145,000	145,000	16,500
Proceeds from stock subscriptions	4,571,237	—	3,575,000
Proceeds from issuance of related party notes payable	4,000,000	500,000	—
Proceeds from issuance of line of credit	750,000	—	—
Return of capital	(118,427)	—	—
Principal payments on related party notes payable	(250,000)	(250,000)	(170,000)
Payments on contracts payable	(250,000)	—	—
Principal payments on line of credit	(750,000)	—	(500,000)
Principal payments on advance from related party	(2,191,285)	—	—

Net cash provided by financing activities	15,132,199	2,730,474	2,921,500

Net increase in cash and cash equivalents	2,251,007	1,515,274	1,316,503

Cash and cash equivalents at inception,
December 31, 2003 and 2002	—	735,733	13,574

Cash and cash equivalents at June 30, 2004 and 2003	$2,251,007	$2,251,007	$1,330,077

Supplemental Information and Noncash Transactions

During the six months ended June 30, 2004, and 2003, $6,000 and $14,298 were paid for interest, respectively, and no amounts were paid for income taxes.

In January 2004 one million subscribed shares were issued for interest expense of $74,000 and prepaid interest of $222,000.

In March 2004 fifty thousand subscribed shares were issued for the services of a director with a fair market value of $21,000.

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2004
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

The Company owns 49% of a joint venture that it is the primary beneficiary to market and deploy the Company’s technology in the Kuwait. There was no activity in the entity during the quarter ended June 30, 2004. The Company and this entity make up the consolidation group (See Note 4).

Generally accepted accounting principles require consolidation of all majority-owned subsidiaries even if they have “non-homogeneous” operations, as will as the primary beneficiary of a variable interest entity. The consolidated financial statements include all such subsidiaries. All material inter-company transactions have been eliminated.

SULPHCO, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2004
(unaudited)

3.	Prepaid Expenses via Issuance of Stock

In January 2004 the Company issued one million shares of common stock in lieu of interest for two loans totaling $1,000,000. At June 30, 2004 the prepaid interest balance was $148,000. The prepaid interest is amortized over one year (the life of the loan). (See Note 5).

4.	Investments

In April 2004 the Company entered into an agreement with Kuwaiti nationals to deploy the Company’s technology in the Kuwait. The Company owns 49% of the joint venture and will consolidate the entity. As of the end of the six months ended June 30, 2004, there has been no investment by the Company or expenses incurred from the joint venture.

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

In January 2004 one million subscribed common shares were issued for prepaid interest of $296,000 (See Note 3).

Also in January 2004 one hundred thousand shares were issued at $0.85 per share for consulting services valued at $85,000.

SULPHCO, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2004
(unaudited)

In March 2004 fifty thousand subscribed common shares were issued for Director services valued in the prior year at $21,000.

In June 2004, the Company entered into two private placements. The first private placement was to sell 2,978,333 units. The units consist of 2,978,333 shares of common stock at $0.90 per share, warrants exercisable at $1.125 per share for 1,073,217 shares of common stock, and additional investment rights entitling the purchaser to purchase up to 6,132,667 shares of common stock at a purchase price of $0.90, and a warrant to purchase up to 2,146,433 shares at $1.125 per share. The second private placement was to sell 2,030,960 units. The units consist of 2,030,960 shares of common stock at $1.25 per share, warrants exercisable at $1.5625 per share for 731,846 shares of common stock, and additional investment rights entitling the purchaser to purchase up to 2,090,989 shares of common stock at $1.25 per share and a warrant to purchase up to 1,463,692 shares at $1.5625 per share. Investors purchased 1,490,000 units of the first offering and 1,015,000 of the second offering for $2,335,477 net of offering cost of $274,126.

7.	Stock Options

No additional stock options were exercised during the 3 months ended June 30, 2004.

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
June 30, 2004
(unaudited)

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

Subsequent Events

In August 2004, the Company entered into a Collaboration Agreement with ChevronTexaco Energy Technology Co., to further evaluate and develop the Company’s ultrasound technology.

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
——————————————————————
By: Rudolf W. Gunnerman
Its: Chairman of the Board of Directors
and Chief Executive Officer

/s/ Alan L. Austin, Jr.
——————————————————————
By: Alan L. Austin, Jr.
Its: Vice President of Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)