Form 10QSB/A
period 2004-09-30
SULPHCO INC
filed 2005-02-09
CIK 1096560

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

EXPLANATORY NOTE

                SulphCo, Inc. (the “Company”) is filing this Form 10-QSB/A (“Amendment No. 2”) to amend its Quarterly Report on Form 10-QSB for the period ended September 30, 2004 (the “Original Filing”) filed on November 12, 2004 with the Securities and Exchange Commission (“SEC”) as amended by Amendment No. 1 filed with the SEC on January 25, 2005, in order to (i) refile in its entirety “Part I - Item 1. Financial Statements” to amend its unaudited financial statements for the periods ended September 30, 2004, and September 30, 2003, (ii) refile “Part II - Item 6. Exhibits and Reports on Form 8-K” in its entirety to reflect the new certifications of our Chief Executive Officer and Chief Financial Officer included with this Amendment No. 1 as Exhibits 31.1 and 31.2, respectively; and (ii) to include new Exhibits 31.1, 31.2 and 32.1.

                The Company is amending the financial statements included in this report due to a restatement of the financial statements for the year ended December 31, 2003. The amendment results in a change in Net Loss for the periods ended September 30, 2004, and September 30, 2003, from the Net Loss previously reported in the Original Filing as amended. There were no other material changes from the financial statements filed with the Original Filing as previously amended.

                This Amendment No. 2 does not amend any other information previously filed in the Original Filing. The Original Filing is hereby superseded and amended with respect to the section set forth in this Amendment.

PART I – ITEM 1. FINANCIAL STATEMENTS

SULPHCO, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE QUARTER ENDED
SEPTEMBER 30, 2004

(UNAUDITED)

SULPHCO, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
BALANCE SHEET
September 30, 2004
 (unaudited)

ASSETS
September 30, 2004

Current Assets
Cash	$1,350,946
Related party accounts receivable (net of allowance for bad debts of $15,373)	15,474
Prepaid expenses	8,622

Total current assets	1,375,042

Property and equipment (net of accumulated depreciation of $597,388)	192,518

Other Assets
Deferred tax asset (net of valuation allowance of $7,007,805)	—
Desulphurization prototype	427,630
Deposits	36,822

Total other assets	464,452

Total assets	$2,032,012

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$90,633
Accrued expenses	49,934
Related party notes payable	1,000,000

Total current liabilities	1,140,567

Commitments and Contingencies	—

Stockholders’ Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value)
none issued
Common stock, $.001 par value, 100,000,000 shares authorized
53,662,234 shares issued and outstanding	53,662
Additional paid-in-capital	22,451,593
Interest prepaid via issuance of stock	(181,250)
Stock subscriptions receivable	(812,000)
Deficit accumulated during the development stage	(20,620,560)

Total stockholders’ equity	891,445

Total liabilities and stockholders’ equity	$2,032,012

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2004 and 2003
(unaudited)

	Inception to date	For the Three Months Ended September		For the Nine Months Ended September 30
		2004	2003	2004	2003

Revenue
Sales	$42,967	$—	$—	$—	$—
Interest income	44,228	4,919	1	4,919	3

Total revenue	87,195	4,919	1	4,919	3

Expenses

Salary and wage expense	(8,176,381)	(240,352)	(500,280)	(685,973)	(612,710)
Director fees	(195,500)	—	—	—	(18,500)
General and administrative expenses	(9,588,588)	(468,685)	164,929	(1,193,383)	(583,474)
Research and development expenses	(1,614,371)	(115,582)	(88,891)	(382,878)	(262,000)
Loss on disposal of asset	(221,711)	—	—	—	—
Depreciation expense	(637,193)	(21,777)	(46,090)	(71,546)	(139,978)

Total expenses	(20,433,744)	(846,396)	(470,332)	(2,333,780)	(1,616,662)

Loss from operations	(20,346,549)	(841,477)	(470,331)	(2,328,861)	(1,616,659)

Interest expense	(274,011)	(74,000)	(6,000)	(228,000)	(20,298)

Loss before income taxes	(20,620,560)	(74,000)	(6,000)	(2,556,861)	(20,298)

Provision for income taxes	—	—	—	—	—

Net loss	(20,620,560)	(915,477)	(6,000)	(2,556,861)	(1,636,957)

Loss per share:- basic	$(0.60)	$(0.02)	$(0.01)	$(0.05)	$(0.03)

Weighted average - basic	33,887,420	53,679,734	47,589,920	51,910,985	47,649,642

Loss per share:- diluted	$(0.60)	$(0.01)	$(0.01)	$(0.05)	$(0.03)

Weighted average - diluted	34,059,001	61,261,665	47,589,920	55,143,449	47,649,642

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC AND SUBSIDIARIES
(A Company in the Development Stage)
STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2004
(unaudited)

	Inception to Date	September 30, 2004	September 30, 2003

Cash Flows from Operating Activities
Net loss	(20,620,560)	(2,556,861)	(1,636,957)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	637,193	71,546	139,978
Shares issued for services	5,523,518	213,700	16,000
Shares issued for interest expense	74,000	74,000	—
Loss on disposal of subsidiary	221,711
Increase in allowance for doubtful debts	36,373	15,373	—
increase in spare parts inventory	(101,606)
Increase in accounts receivable	(30,848)	(30,617)	—
Decrease in related party receivable	1,359,185	—	—
Increase in work in progress	(583,470)
Decrease (increase) in prepaid expenses	33,627	43,099	(4,477)
(Decrease) increase in accounts payable	67,250	40,996	(114,054)
(Decrease) increase in accrued liabilities	71,691	(30,442)	(29,700)
Decrease in legal settlement	—	(13,636)	(65,909)

Net cash used in operating activities	(13,311,936)	(2,172,842)	(1,695,119)

Cash Flows from Investing Activities
Purchase of capital assets	(254,147)	—	(768,186)
Disposal of asset	60,061	60,061	—
Investment in subsidiary	(220,086)	—	—
Payment of deposits	(36,822)	—	(13,245)
Development of intangible assets	(15,843)	—	—

Net cash provided by (used in) investing activities	(466,837)	60,061	(781,431)

Cash Flows from Financing Activities
Proceeds from issuance of stock	9,222,944	2,332,744	—
Proceeds from exercise of stock options	145,250	145,250	16,500
Proceeds from stock subscriptions	4,571,237	—	3,575,000
Proceeds from issuance of related party notes payable	4,170,000	500,000	—
Proceeds from issuance of line of credit	750,000	—	—
Return of capital	(118,427)	—	—
Principal payments on related party notes	(420,000)	(250,000)	(170,000)
Payments on contracts payable	(250,000)	—	—
Principal payments on line of credit	(750,000)	—	(500,000)
Principal payments on advance from related party	(2,191,285)	—	—

Net cash provided by financing activities	15,129,719	2,727,994	2,921,500

Net increase in cash and cash equivalents	1,350,946	615,213	444,950

Cash and cash equivalents at inception,	1,350,946
period ending December 31, 2003 and 2002	—	735,733	13,574

Cash and cash equivalents at September 30, 2004	1,350,946	1,350,946	458,524

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

The Company had outstanding at September 30, 2004, a $500,000 note due to a related party, as well as a $500,000 note payable to an officer. The Company issued 500,000 shares to each, the related party and officer, in lieu of interest on these notes resulting in an effective interest rate of 29.5%.

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
——————————————
By: Rudolf W. Gunnerman
Its: Chairman of the Board of Directors
and Chief Executive Officer

/s/ Alan L. Austin, Jr.
——————————————
By: Alan L. Austin, Jr.
Its: Vice President of Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)