Form 10KSB
period 2004-12-31
SULPHCO INC
filed 2005-03-29
CIK 1096560

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file no. 0-27599
SULPHCO, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	88-0224817
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

850 Spice Islands Drive, Sparks, NV (Address of Principal Executive Offices)	89431 (Zip Code)

Issuer’s Telephone No.: (775) 829-1310

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.001 Per Share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: The Company had no revenue for the year ending December 31, 2004.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: On March 24, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of which the common equity was sold on that date, equals $91,676,403.

The number of shares of Common Stock outstanding on March 24, 2005, was 56,529,385.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes ☐   No ☒

SULPHCO, INC.
2004 FORM 10-KSB ANNUAL REPORT

Financial Statements for the Years Ended December 31, 2004,
And December 31, 2003, with Audit Report

FORWARD-LOOKING STATEMENTS

                This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	implementing our business strategy;

•	commercialization and marketing of our products under development;

•	our intellectual property;

•	our estimates of future revenue and profitability;

•	our estimates or expectations of continued losses;

•	our expectations regarding future expenses, including research and development, sales and marketing, manufacturing and general and administrative expenses;

•	difficulty or inability to raise additional financing, if needed, on terms acceptable to us;

•	our estimates regarding our capital requirements and our needs for additional financing;

•	attracting and retaining customers and employees;

•	sources of revenue and anticipated revenue; and

•	competition in our market.

                These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not required to and do not intend to update any of the forward-looking statements after the date of this report or to conform these statements to actual results. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. In this report, we refer to information regarding our potential markets and other industry data. We believe that we have obtained this information from reliable sources that customarily are relied upon by companies in our industry, but we have not independently verified any of this information.

                References in this report to “we,” us,” “our company” and SulphCo refer to SulphCo, Inc., a Nevada corporation.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Introduction

                We are engaged in the business of developing and commercializing our patented and proprietary technology for the “upgrading” of crude oil. Our patented and proprietary process, which we refer to as “Sonocracking™” is based upon the novel use of high power ultrasonics – the application of high energy, high frequency sound waves – to effect beneficial changes in the chemical composition of crude oil. These beneficial changes include an increase in the gravity of the crude oil and corresponding increase in the amount of lighter oils that can be recovered during refining processes. Other beneficial changes to the crude oil as a result of the Sonocracking™ technology include a reduction in the weight percentage of sulfur as well as a reduction in the parts per million of nitrogen. Although the primary focus of the Company has been the application of the Sonocracking™ technology to crude oil, we believe that beneficial changes to other petroleum products and chemicals are also possible.

                The initial markets for our Sonocracking™ technology and our Sonocracker™ units are expected to be crude oil producers and refiners. The economic value of crude oil is driven largely by both the gravity of the crude and sulfur content. Because our technology is expected to increase the gravity of the crude oil and at the same time reduce the sulfur content in a cost-effective way, the successful commercialization of our technology can be expected to produce economic benefits to future customers in these markets.

Business Development

                In January 1999, Dr. Rudolf W. Gunnerman formed GRD, Inc. (GRD), a Nevada corporation owned by him and doing business as SulphCo, to engage in the development and commercialization of proprietary technology to be utilized for the removal of sulfur from crude oil and petroleum products. In January 1999 GRD entered into a Research Agreement with the University of Southern California and Dr. Teh Fu Yen for research into desulfurization technology. This research resulted in the first patent for the desulfurization technology which was later issued to Dr. Yen and assigned to us.

                In December 2000, in order to go public, GRD entered into an exchange agreement by which the owner of GRD, Dr. Gunnerman, obtained control of Film World, Inc., an inactive publicly held Nevada corporation in existence since 1986. Pursuant to the exchange agreement Film World, Inc. issued a majority of its shares to Dr. Gunnerman in exchange for all of the issued and outstanding shares of GRD. Following the exchange, GRD was merged into Film World, Inc, and its name was changed to SulphCo, Inc. Since the shareholders of GRD continued their control, the merger was accounted for as a reverse acquisition of Film World by GRD.

                Since December 2000 our principal business activities have continued to center around the research, testing and development of our proprietary technology, which was originally developed for the removal of sulfur from diesel fuel and from crude oil.

                We maintain our principal executive offices and facilities at 850 Spice Islands Drive, Sparks, Nevada 89431. Our telephone number is 775-829-1310. Our corporate website is www.sulphco.com. Our website, and the information contained therein, are not part of this report. References in this report to “we,” us,” “our company” and SulphCo refer to SulphCo, Inc.

General Description of Our Technology

                The key to our technology is the use of high power ultrasound to alter naturally occurring molecular structures in hydrocarbons, which are the predominant molecular components of crude oil. The altering of these structures includes breaking large hydrocarbon structures into smaller hydrocarbon structures, thereby increasing the gravity of the crude oil. Carbon bonds that contain sulfur and nitrogen are also broken in the same manner, thereby allowing the separation through filtration of some of these compounds from the remaining hydrocarbon compounds in the crude oil.

Overview of Development Activities

                We have been developing our Sonocracking™ technology on an ongoing basis since January 1999. Testing has been done through in-house facilities, and more recently by ChevronTexaco Energy Technology Co. (“ChevronTexaco”), a unit of ChevronTexaco Corp. To date, such testing has been limited to samples produced by prototypes which have processed up to 55 gallons of crude oil in a laboratory setting. Beginning in mid-2002 our development activities have centered around re-designing, upgrading and testing of laboratory scale prototypes utilizing more powerful ultrasonic generators, and redesigning these prototypes to accommodate the more powerful generators. Substantially all of the development work to date has been conducted by SulphCo personnel.

                SulphCo is continuing its Sonocracking™ development work on crude oil, primarily through data generated from its pilot plant located at its headquarters in Sparks, Nevada, with a processing capacity of 1,000 bbl/day. SulphCo is also developing and testing improved ultrasonic probes and associated electrical components at the same facility.

                During 2004, SulphCo has invested resources to upgrade both the analytical equipment in its laboratory as well as production equipment in its workshop to support its development activities. During 2004, SulphCo has also begun the preliminary designs of larger and complete commercial scale Sonocracking™ units.

                ChevronTexaco has recently installed a 2,000 bbl./day Sonocracking™ pilot plant in their Richmond Technology Center in Richmond, California to further evaluate and develop the technology with SulphCo. The relationship between SulphCo and ChevronTexaco has been defined through a series of agreements including a Laboratory Test Agreement entered into in November 2002, a Refinery Test Agreement entered into in June of 2003 and most recently a Collaboration Agreement entered into in August 2004 and an extension of that Collaboration Agreement signed in February 2005.

                For additional information regarding development activities proposed to be conducted over the next 12 months, see “Description of Business - Collaboration Agreement with ChevronTexaco Energy Technology Co.,” and “Management’s Discussion and Analysis or Plan of Operation” appearing elsewhere in this report.

Business Strategy

                Our business model provides for revenues to be generated from two principal sources:

•	Revenues from the sale of our Sonocracker™ equipment to refiners and producers; and

•	Revenues from the licensing and sublicensing of our Sonocracking™ technology to third parties, based upon a percentage of the value added to the end user.

These revenue streams may be generated by us or in conjunction with collaborative partners or third party licensing arrangements, and may include provisions for one-time, lump sum payments in addition to ongoing royalty payments or other revenue sharing arrangements. Licensing agreements with third parties are expected to require a “grant back” clause that will allow SulphCo to retain rights to intellectual property created by the licensee. Other than revenues from the sale of a single demonstration scale Sonocracking™ unit in February 2005, we have generated no material revenues from our business operations. We are unable to predict when we will be able to generate revenues from commercial activities on a sustained basis or the amounts expected from such activities.

                Our business strategy calls for us to form alliances with experienced third parties to assist in developing, producing, marketing, distributing and supporting products utilizing our proprietary Sonocracking™ technology for upgrading and desulfurizing crude oil and petroleum products. Such alliances are intended to reduce our working capital requirements by reducing our costs, and provide an entree to more extensive and accelerated market penetration than would be permitted by an internal organization. The name recognition and technology/product validation provided by such alliances are also expected to provide a significant advantage, both domestically and internationally.

                In furtherance of our business strategy, we entered into a Collaboration Agreement with ChevronTexaco Energy Technology Co., a unit of ChevronTexaco Corp., on August 6, 2004, to engage in joint activities to further evaluate, develop and commercialize our proprietary Sonocracking™ ultrasound technology. The precise nature and timing of the activities under the Collaboration Agreement (and any additional agreements) over the next 12 months and beyond cannot be predicted with certainty, as they are dependent upon the timing of completion of development and commercialization milestones and the requirements of ChevronTexaco. Along with its ongoing collaboration with ChevronTexaco, the Company continues to explore other partnerships and relationships conducive to the further development and deployment of our Sonocracking™ technology.

                On February 22, 2005, we entered into an agreement with OIL-SC, Ltd. (“OIL-SC”), based in Seoul, South Korea, which provides for the sale by us to OIL-SC of a Sonocracker™ pilot plant utilizing our Sonocracking™ technology for $1 million and the appointment of OIL-SC as our marketing representative for oil refiners in South Korea.

                For further information regarding activities conducted and proposed to be conducted under the Collaboration Agreement, see “Description of Business - Collaboration Agreement with ChevronTexaco Energy Technology Co,” “Management’s Discussion and Analysis or Plan of Operation – Business Plan,” and “Description of Business – Recent Development Activities.” For further information regarding activities conducted and proposed to be conducted under the OIL-SC agreement, see “Description of Business - Equipment Sale and Marketing Agreement in South Korea,” and “Management’s Discussion and Analysis or Plan of Operation – Business Plan.”

Collaboration Agreement with ChevronTexaco Energy Technology Co.

                On August 6, 2004, we entered into a Collaboration Agreement with ChevronTexaco Energy Technology Co. (“ChevronTexaco”), a unit of ChevronTexaco Corp., to engage in joint activities to further evaluate, develop and commercialize our proprietary Sonocracking™ technology. The Collaboration Agreement was entered into following laboratory testing by us of our newer reactor at our facilities from May 2004 through July 2004, which testing was observed by ChevronTexaco from time to time and generated sample materials for analysis by ChevronTexaco. The testing gave positive indication that there was sufficient sulfur removal, oil density reduction and increase in the amount of lighter petroleum components in the crude oil to justify a joint collaboration to bring our technology to a stage of development suitable for a refinery test of our 1,000 bbl per day unit and for eventual large scale commercial use.

                The Collaboration Agreement contemplates that specific activities will be carried out by the parties in two distinct phases, referred to as “Phase 1” and “Phase 2”, with each party having specific responsibilities in each of the two phases, and each party being required to bear the costs of the activities undertaken by such party:

                Phase 1

                The principal objectives of Phase 1 are (1) to demonstrate “proof of commercialization” (as defined in the Collaboration Agreement) on a laboratory scale prototype furnished by us, (2) to properly prepare for and support a refinery test of our pre-production prototype at Chevron U.S.A., Inc.’s El Segundo, California refinery pursuant to our Refinery Test Agreement, and (3) to negotiate a license agreement, which the parties contemplate will be entered into at such time as the parties mutually determine that our proprietary technology is suitable for licensing to third parties.

                    During Phase 1 we will develop our upgrading and desulfurization Sonocracking™ technology for further laboratory testing of specific processes determined jointly by ChevronTexaco and us with the goal of demonstrating “proof of commercialization.” Laboratory testing is expected to occur at ChevronTexaco’s facilities using laboratory testing equipment supplied by us.

                    “Proof of commercialization” under the Collaboration Agreement milestone requires the laboratory demonstration of the following general characteristics of our Sonocracking™ technology to determine whether it is useful as an upgrading and desulfurization process in the refining environment of a large scale commercial refinery: (1) its ability to accommodate different crude oil samples, test conditions and equipment; (2) its ability to distinguish between known good and bad operating conditions; (3) its ability to achieve suitable rates of sustained sulfur removal of at least 20% (by weight); and (4) the achievement of suitable integration between other refining operations, and refinery control and automation requirements.

                    During Phase 1 ChevronTexaco will review the process and equipment design for our laboratory scale unit as well as the process and equipment design for our 1,000 bbl Sonocracker™ unit to be used in the refinery test at the El Segundo, California refinery. Upon the successful conclusion of this review, ChevronTexaco will explore additional research and testing to help support and prepare for a refinery test. ChevronTexaco will also focus on developing necessary technical information regarding the upgrading and desulfurization process, testing of a broader range of crude oil samples under different conditions, and providing an additional site for testing of crude oil samples provided by potential licensing customers. It is also contemplated by the parties that joint marketing efforts will commence during Phase 1 and continue into Phase 2. ChevronTexaco is not required to expend more than $250,000 during Phase 1, including equipment construction, manpower and analytical services. We estimate that we will incur approximately $50,000 per month in increased expenditures in connection with Phase 1 activities. For further information regarding these expenditures, see “Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources” appearing elsewhere in this report.

                    License Agreement with ChevronTexaco - The Collaboration Agreement requires that we and ChevronTexaco endeavor to develop our technology to a stage where it is suitable for licensing to third parties in the field of collaboration. At such time as the parties mutually determine that our technology is suitable for licensing to third parties, the Collaboration Agreement requires that the parties enter into a license agreement to be negotiated during Phase 1 which will grant to ChevronTexaco a non-exclusive worldwide license to use our proprietary technology in the field of collaboration, and an exclusive right to sub-license such technology in the field of collaboration to third parties on terms and conditions mutually acceptable to the parties but which provide more favorable financial terms than those to be offered by us to any third parties who have not executed research collaborations with us. The precise terms of the license agreement with ChevronTexaco, including such items as royalty payments, are to be negotiated during Phase 1 and concluded prior to the commencement of Phase 2.

                    Phase 1 formally commenced on August 6, 2004, upon signing of the Collaboration Agreement, and was scheduled to be completed by February 6, 2005. However, as a result of delays in setting up required laboratory test equipment at ChevronTexaco’s Richmond, California facilities, effective February 6, 2005, the parties to the Collaboration Agreement amended the Collaboration Agreement to extend Phase 1 by an additional three months to May 6, 2005, to allow ChevronTexaco more time to carry out laboratory testing of our Sonocracking™ technology at its Richmond, California laboratory. Under the terms of the Collaboration Agreement completion of Phase 1 requires achievement of the following stated objectives: (1) all negotiations of the licensing agreement between ChevronTexaco and us shall have been mutually concluded; and (2) the parties shall have mutually agreed that the laboratory scale tests of “proof of commercialization” (as defined above) have been demonstrated.

                    Exclusivity – The Collaboration Agreement, as originally entered into on August 6, 2004, provided that during Phase 1 and for a six month period thereafter (but in no event less than one year or greater than three years) we were not allowed to enter into any arrangement with a third party (other than a government not-for-profit agency or academic institution) to license our technology or otherwise identify potential processes, in either case in the field of collaboration. Effective February 6, 2005, the parties agreed to modify this exclusivity provision by deleting it from the Collaboration Agreement and instead expressly allowing us to collaborate with a third party during Phase 1 so long as (1) ChevronTexaco is offered the opportunity to participate in such collaboration, (2) all improvements made by a third party in the course of such third party collaboration are made available to both ChevronTexaco and us under the Collaboration Agreement and any subsequent agreements between ChevronTexaco and us, and (3) the third party is not granted the right to sublicense our technology.

                    Phase 2

                    Phase 2 under the Collaboration Agreement will commence only upon the completion of the stated objectives of Phase 1, as mutually determined by the parties. During Phase 2 we will endeavor to continue to optimize our Sonocracking™ technology to bring it to a stage suitable for commercial use. During Phase 2 ChevronTexaco will continue to help develop and coordinate a marketing strategy for the licensing to third parties of the upgrading and desulfurization process utilizing our Sonocracker™ units. ChevronTexaco is not required to expend more than $250,000 during Phase 2. We are presently unable to estimate expenditures by us for Phase 2 activities, as this will depend to a large extent on the nature and extent of remaining technology optimization issues. However, we do not anticipate any material increase in expenditures as compared to our Phase 1 expenditures.

                    Termination – The Collaboration Agreement provides for early termination of the Collaboration Agreement under the following circumstances:

•	If by the end of Phase 1 (including any mutually agreed extension of Phase 1) it has been determined by both parties that “proof of commercialization” has not been demonstrated, the Collaboration Agreement will terminate as of the end of Phase 1.

•	If by the end of Phase 1 it has not been determined by both parties whether proof of commercialization has been demonstrated, the parties may mutually agree to extend Phase 1 by one or more additional periods, each period not to exceed a total of 12 months.

•	If by the end of Phase 1 (including any mutually agreed extension of Phase 1) it has not been determined to the satisfaction of both parties whether proof of commercialization has been demonstrated, and one of the parties elects not to extend Phase 1, then either party may elect to terminate the Collaboration Agreement on the following terms and conditions:

•	If ChevronTexaco unilaterally terminates the Collaboration Agreement, then we are free to enter into any relationship with a third party; and

•	If we unilaterally terminate the Collaboration Agreement, we must grant to ChevronTexaco a non-exclusive royalty-free worldwide license to use our proprietary technology.

Equipment Sale and Marketing Agreement in South Korea

                Effective February 22, 2005, we entered into an agreement with OIL-SC, Ltd. (“OIL-SC”), based in Seoul, South Korea, which provides for the sale by us to OIL-SC of a Sonocracker™ pilot plant utilizing our Sonocracking™ technology for $1 million and the appointment of OIL-SC as our marketing representative for oil refiners in South Korea.

                The pilot plant, which is expected to have a processing capacity of up to 2,000 bbl/day, will be located in South Korea, and is intended to both serve as a demonstration unit for our Sonocracking™ technology to South Korean refiners and to upgrade petroleum products which OIL-SC purchases on the open market. We expect to construct, deliver, and assemble the Sonocracker™ within the next six months, and we are required by our agreement to provide start-up assistance in connection with OIL-SC’s operation of the pilot plant.

                The agreement with OIL-SC calls for the $1 million purchase price for the pilot plant to be paid to us in installments, with the initial installment of $300,000 which was paid March 15, 2005, and additional installments of $200,000, $50,000 and $450,000 payable on July 1, September 1 and December 1, 2005.

                Our agreement also calls for OIL-SC to have exclusive marketing rights for South Korean refiners, other than LG-Caltex Oil Refinery, for a term of 24 months, which exclusive rights are subject to extension for an additional five years if during the initial 24 months we enter into a transaction covered by the agreement with a third party. OIL-SC is entitled to a fee equal to 10% of the quarterly gross profits received by us from introductions to South Korean refiners made during the term of the agreement. If OIL-SC fails to introduce us to a third party within 18 months of the date of the agreement, then OIL-SC’s marketing rights may be terminated by us. In addition, if we fail to enter into a business arrangement covered by the agreement within 24 months of the date of the Agreement, OIL-SC’s marketing rights in South Korea become non-exclusive.

                With our prior written consent, under certain conditions OIL-SC may also use the Sonocracker™ pilot plant for demonstration purposes for non-South Korean refiners and other third parties. In addition, we may use the plant for demonstration purposes for our own potential customers. If during the term of the agreement such use of the plant by us results in a business arrangement between us and a third party, OIL-SC is entitled to a fee equal to 2.5% of the quarterly gross profits received by us from such business arrangements.

Kuwait Joint Venture

                In February 2004 we formed a joint venture known as SulphCo Oil Technologies Kuwait with two Kuwaiti nationals, Fahad Alhajiri and Fuad A M A Alghareed, of which 51% is owned by our joint venture partners, and 49% is owned by us. The purpose of this joint venture was to assist us in marketing our technology in Kuwait with third parties. Mr. Alhajiri has been a principal in a Kuwaiti international trading company, Fanan International Trading and Contracting Est., for at least the past five years. Mr. Alghareed is a Kuwaiti entrepreneur engaged in a number of Kuwaiti retail and marketing ventures. Since the joint venture’s formation in February 2004 until we entered into the Collaboration Agreement with ChevronTexaco in August 2004, activities of the joint venture were limited to exploring future sales of our processing units and the licensing of our technology. In August 2004, we entered into the Collaboration Agreement with ChevronTexaco, which agreement, as amended in February 2005, limits licensing activities by us with third parties during Phase 1 of the Collaboration Agreement and further contemplates joint marketing activity by ChevronTexaco and SulphCo during Phase 2 of the Collaboration Agreement. Therefore, we anticipate that during Phase 1 of the Collaboration Agreement, marketing activities by the Kuwait joint venture will be limited to exploring sales of demonstration units in Kuwait, and no licensing of our technology will be conducted by the Kuwait joint venture during Phase 1 without the prior approval of ChevronTexaco. If SulphCo and ChevronTexaco proceed to Phase 2 under the Collaboration Agreement, SulphCo expects that the future role of the Kuwait joint venture will be further defined as part of our negotiation of the terms of the proposed license agreement with ChevronTexaco. Other than the expected continuation of marketing efforts in Kuwait during Phase 1 of the Collaboration Agreement, we are unable to determine at this time what activities, if any, the Kuwait joint venture will undertake in the future.

                As of the date of this report none of the joint venture partners had contributed any assets to the joint venture and there have been no material operations. Future activities of the joint venture will be accounted for by us by consolidating it with our financial statements. As of the date of this report there have been no material financial activities relating to the joint venture.

The Market for Our Technology

                The initial markets for our Sonocracking™ technology and Sonocracker™ units are expected to be crude oil producers and refiners. Differentials in crude oil prices are driven largely by both crude oil gravity and sulfur content. These price differentials reflect the relative economic value of crude oil to the ultimate consumer of most crude oil, the oil refiner. Because our Sonocracking™ technology is expected to both increase the gravity of crude oil and at the same time reduce sulfur content in a cost-effective way, the successful commercialization of our technology can be expected to produce economic benefits to future customers in these markets.

                The Refinery Market

                SulphCo’s Sonocracking™ processing units are expected to provide economic benefits for oil refiners as a result of their ability to reduce crude oil density and sulfur content. As each refinery is unique, potential benefits of Sonocracking™ technology to a refiner will vary, depending on such factors as plant configuration, the type of crude oil processed and product specifications.

                These potential benefits include:

•	The ability to produce a higher yield of higher value refinery end product;

•	Lower raw material (i.e. crude oil) costs; and

•	Improved operation of conventional desulfurization equipment;

                Upgrading of Crude Oil Results in Higher Yield of Higher Margin End Products

                When refined, a lighter crude oil usually produces a higher yield of higher margin refined products such as gasoline, diesel and jet fuel. Therefore, it is more expensive than heavy crude oil. In contrast, heavy crude oil produces more low margin by-products and heavy residual oils. Because our Sonocracker™ units are expected to upgrade the quality of crude oil by reducing crude oil density, a refinery which “pre-treats” its crude oil with our Sonocracking™ technology is expected to be able to produce higher yield of higher value end products than would otherwise be the case without our Sonocracker™ units.

                Lower Raw Material Costs

                While all crude oils have differing characteristics, the relative cost of crude oil is influenced primarily by its density and sulfur content. Typically, there is a direct correlation between oil density and sulfur content, with more dense crude generally containing higher sulfur concentrations. Therefore, crude oil with lower density and lower sulfur concentrations is generally sold at a higher price than higher density crude oil with higher sulfur concentrations.

                As the cost of crude oil is generally considered the cost component with the greatest leverage on the profitability of an oil refinery, a refinery will normally seek to purchase the cheapest grade of crude oil which is suitable for its refinery operations. In this regard, typically no two refineries will have identical requirements. Suitability of a particular grade of crude oil will normally depend upon the refining capabilities of a particular refinery and the types of finished products it produces. For example, complex refineries, i.e. refineries which have more extensive refining capabilities, can more readily process heavier grades of crude oil containing higher sulfur concentrations. Therefore, because of price differentials based upon the density and sulfur content of crude oil, a refinery will normally seek to purchase the cheapest heavy grade with the highest sulfur content which is suitable for its refining needs. In turn, as the market “spread” between light sweet crude oil and heavy sour crude oil increases, so too will a refinery’s profit margin if it has the capability of processing heavier sour crude oil.

                Because our Sonocracker™ units are expected to reduce crude oil density and sulfur content, a refinery which “pre-treats” its crude oil with our units would be expected to be able to realize cost reductions and improved profit margins by purchasing higher density, higher sulfur oil than would otherwise be possible without our Sonocracking™ technology.

                Improved Operation of Conventional Desulfurization Equipment

                The reduction of sulfur levels is an integral part of most refinery processes. This is most commonly accomplished through refinery equipment generally referred to in the industry as “hydrotreaters.” Hydrotreating is a refinery process in which hydrogen gas is mixed with the hydrocarbon stream and exposed to a catalyst under high temperature and pressure to effect the hydrotreating process. The greater the temperature and pressure, the faster the hydrotreating process will go. Typically, lower grade, higher gravity (heavier) crude requires higher temperature and pressure to complete the hydrotreating process.

                By utilizing our Sonocracker™ units, it is expected that the improvement and upgrading of the crude oil stream will result in greater operating efficiency in conventional hydrotreating operations. This is expected to give some refiners more options with respect to crude oil choices, operating rates and other refining decisions.

                Our Sonocracker™ units may also reduce the need for some refineries to revamp existing hydrotreaters. In some instances refineries are faced with revamping their existing hydrotreaters to meet ever more stringent levels of sulfur reduction in petroleum products. Our Sonocracker™ units are expected to allow refiners to utilize higher sulfur crude oil more efficiently in their existing hydrotreaters, thereby avoiding the cost of revamping their existing equipment and the resulting costly downtime for the refinery.

                For additional information regarding capital and operating costs related to our Sonocracker™ units, see “Description of Business – Competitive Business Conditions” appearing elsewhere in this report.

                The Oil Producer Market

                SulphCo processing units are expected to provide economic benefits for oil producers utilizing these units. These benefits include:

•	The ability to obtain higher prices for crude oil processed by SulphCo’s Sonocracker™ units; and

•	Improved economics of utilizing heaver, higher sulfur content crude oil reserves.

                The price of crude oil is based primarily on its relative density and sulfur content. Because our technology is expected to reduce both the density and sulfur content in crude oil in a commercial setting, this will allow a producer who treats crude oil with our Sonocracking™ technology to obtain a higher price for its crude oil from distributors and refiners as a result of its lower density and sulfur content. In addition, crude oil reserves which are underutilized due to higher sulfur content may become more economically viable as a result of treating extracted crude oil with our processing units. Producers would operate these units to process crude oil in conjunction with oilfield collection points or crude storage tank facilities.

                Geographic Scope of Our Market

                Other than with regard to our marketing agreement with OIL-SC in South Korea and our minority joint venture interest in SulphCo Oil Technologies Kuwait we do not presently conduct any business activities outside the U.S. Presently, we have no facilities or assets outside of the U.S. However, as the potential markets for our technology include foreign countries with significant oil producing or refining activities, we expect to conduct additional business in foreign countries in the future. These activities may be conducted by us directly, or through partners, licensees or other third parties, in connection with the commercialization of our technologies.

Competitive Business Conditions

                We are a new entrant in the market for development and sale of upgrading technology to the oil industry. SulphCo faces well established and well funded competition from a number of sources. Our competitors in this area include oil companies, oil refineries and manufacturers of conventional oil refinery equipment such as hydrotreaters. Most of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing, sales and service resources than we do. Because of their experience and greater research and development capabilities, our competitors might succeed in developing and commercializing new competing technologies or products which would render our technologies or products obsolete or non-competitive.

                Our patented and proprietary Sonocracking™ process is based upon the novel use of high power ultrasonics to effect beneficial changes in the chemical composition of crude oil. These beneficial changes include an increase in the gravity of the crude oil and corresponding increase in the amount of lighter, more valuable oils that can be recovered during refining processes. Other beneficial changes to the crude oil as a result of the Sonocracking™ technology include a reduction in the weight percentage of sulfur as well as a reduction in the parts per million of nitrogen.

                We believe that our Sonocracking™ technology is unique in that it “pre-treats” crude oil by both increasing the gravity of oil and reducing sulfur content prior to being fed into the traditional refinery operation. Other than our proprietary Sonocracking™ process, we are not aware of any process in commercial use which is capable of both reducing the density of crude oil and reducing sulfur content other than the conventional refinery process itself.

                SulphCo’s Sonocracker™ units, which are intended to operate in conjunction with traditional refinery equipment, are expected to provide additional upgrading benefits at a substantially reduced capital and operating cost compared to conventional refinery operations. These units are also expected to provide a cost-effective method for oil producers to upgrade their crude oil prior to its sale to refiners.

                We believe that our issued and pending patents and proprietary know-how will provide us with a significant competitive advantage over other companies seeking to commercialize new methods of increasing the gravity of crude oil or reducing its sulfur content which are more cost-effective or more efficient than the methods which are currently commercially available.

Patents, Trademarks and Copyrights

                We own four United States patents, three of which relate to our basic Sonocracking™ technology. We believe United States Patent Nos. 6,402,939, 6,500,219, and 6,827,844, provide substantial protection for our basic Sonocracking™ technology covering the novel use of ultrasound to desulfurize crude oil. The first patent, patent 6,402,939, was issued on June 11, 2002, and expires on September 28, 2020. This patent was assigned to us by Dr. Teh Fu Yen of the University of Southern California. This patent covers the oxidation of sulfur compounds in fossil fuels using ultrasound. The second patent, No. 6,500,219, was issued on December 31, 2002, and expires on March 19, 2021. This patent was based on additional work done by Dr. Gunnerman, and focuses on the continuous process for the oxidation of sulfur compounds in fossil fuels using ultrasound. The third patent, No. 6,827,844, was issued on December 7, 2004, and expires on October 23, 2022. This patent relates to ultrasound-assisted desulfurization of fossil fuels in the presence of dialkyl ethers.

                In addition to these three issued U.S. patents which cover our basic desulfurization process, we have one additional U.S. patent, one notice of allowance of a U.S. patent application, and four other pending U.S. patent applications which address specific aspects of our desulfurization process:

•	First, Patent No. 6,652,992, covers a silver coating process on ultrasonic horns which makes the horns corrosion resistant. This patent was issued on November 25, 2003, and expires on December 20, 2022;

•	Second, we have received a notice of allowance for a patent application relating to a high power generator powering ultrasonic probes for use in chemical reactions;

•	Third, we have filed a patent application relating to the conversion of the heavy hydrocarbon components of petroleum residua to lighter components through ultrasonic treatment. The third patent application describes a shift in the entire distillation curve of the petroleum to lower boiling points and permits the refining of more petroleum product such as gasoline and diesel fuel from the crude oil;

•	Fourth, we have filed a patent application relating to a loop-shaped ultrasonic probe for use in reactor systems;

•	Fifth, we have filed a patent application relating to a high-throughput continuous flow ultrasound reactor;

•	Sixth, we have filed a patent application relating to the upgrading of petroleum by combined ultrasound and microwave treatments;

•	Seventh, we have filed a patent application relating to a design for a high-power ultrasonic horn; and

•	Eighth, we have filed a patent application relating to a power driving circuit for use in high-power ultrasonic generators.

We also have multiple foreign patent applications pending relating to our U.S. patents.

                We have applied to register the trademarks Sonocracking,™ Sonocracker,™ Sonic Cracking™ and Sonic Cracker™ with reference to our upgrading and desulfurization technology and have received a notice of allowance from the U.S. Patent and Trademark Office with reference to our trademark “deSN™”. We also rely on copyright protection for the software utilized in our desulfurization units.

                We attempt to minimize unauthorized duplication of our process by a variety of methods. However, we cannot assure you that unauthorized duplication will not occur. We attempt, and will continue to attempt, to protect our upgrading and desulfurization process by relying on patent laws as well as non-disclosure and confidentiality agreements with our employees and all other persons who have access to our proprietary technology.

Effects of Government Regulation; Regulatory Approvals

                Government Regulation of Sulfur Levels in Petroleum Products

                The reduction of sulfur levels in crude oil and petroleum products has become a major issue for oil producers and refiners. Developed countries in recent years have increasingly mandated the use of low or ultra low sulfur petroleum products. As a result, refineries are faced with incurring extremely expensive capital improvements for their refinery processes, altering their end product mix, or in some instances ceasing the production of low sulfur products entirely. Our technology is expected to benefit from the impact of existing and proposed government mandates which regulate sulfur content, in both the U.S. and in developed countries abroad.

                For example, refinery operations in the U.S. and many of the petroleum products they manufacture are subject to certain specific requirements of the federal Clean Air Act (“CAA”) and related state and local regulations and with the Environmental Protection Agency (“EPA”). The CAA may direct the EPA to require modifications in the formulation of the refined transportation fuel products in order to limit the emissions associated with their final use. In December 1999, the EPA promulgated national regulations limiting the amount of sulfur that is to be allowed in gasoline. The EPA has stated that such limits are necessary to protect new automobile emission control systems that may be inhibited by sulfur in the fuel. The new regulations require the phase-in of gasoline sulfur standards beginning in 2004, with special extended phase-in provisions over the next few years for refineries meeting specified requirements. In addition, the EPA recently promulgated regulations that will limit the sulfur content of highway diesel fuel beginning in 2006 to 15 parts per million. The current standard is 500 parts-per-million. The EPA has also proposed regulations intended to limit the sulfur content of diesel fuel used in non-road activities such as mining, construction, agriculture, railroad and marine.

                Regulatory Approvals

                The regulatory environment that pertains to our business is complex, uncertain and changing rapidly. Although we anticipate that existing and proposed governmental mandates regulating the sulfur content of petroleum products will continue to provide an impetus for customers to utilize our Sonocracking™ technology, it is possible that the application of existing environmental legislation or regulations or the introduction of new legislation or regulations could substantially impact our ability to commercialize our proprietary technology, which could in turn negatively impact our business.

                Operation of our Sonocracking™ units are subject to a variety of federal, state and local health and environmental laws and regulations governing product specifications, the discharge of pollutants into the air and water, and the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials. Permits with varying terms of duration may be required for the operation of our Sonocracking™ units, and these permits may be subject to revocation, expiration, modification and renewal. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to injunctions, civil fines and even criminal penalties. For example, we delivered a 1,000 bbl per day unit to Chevron U.S.A., Inc.’s refinery in El Segundo, California for testing in its refinery operation. Chevron U.S.A., Inc. was required to obtain, and was successful in obtaining, a permit from the South Coast Air Quality Management District before the unit could be installed and operated.

                Our activities to date have centered around the development and testing of our prototype units. These activities require the use or storage of materials which are, or in the future may be, classified as hazardous products or pollutants under federal and state laws governing the discharge or disposal of hazardous products or pollutants. We have undertaken a number of steps intended to ensure compliance with applicable federal and state environmental laws. Regulated materials used or generated by us are stored in above-ground segregated facilities and are disposed of through licensed petroleum product disposal companies. We also engage independent consultants from time to time to assist us in evaluating environmental risks. Our costs related to environmental compliance have been included in as part of our general overhead, and we do not presently anticipate any material increase in expenditures relating to environmental compliance in the near future based upon our current level of operations. We do not currently maintain insurance to protect us against risks relating to violation of federal or state laws governing the environment.

                Rules and regulations implementing federal, state and local laws relating to the environment will continue to affect our business, and we cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been applied previously. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could have a materially adverse effect on our business.

                Future activities may subject us to increased risk when we commercialize our units by reason of the installation and operation of these units at customer sites. We intend to address these risks by imposing contractual responsibility on third party users for maintaining necessary permits and complying with applicable environmental laws governing related to the operation of our units. However, these measures may not fully protect us against environmental risks. Furthermore, although we may be entitled to contractual indemnification from third parties for environmental compliance liabilities, this would not preclude direct liability by us to governmental agencies or third parties under applicable federal and state environmental laws. We are presently unable to predict the nature or amount of additional costs or liabilities which may arise in the future. However, future liabilities and costs could be material.

Research and Development During the Last Two Years

                During the past two years substantially all of our business efforts were directed towards research and development of its upgrading and desulfurization, including research and development of high power ultrasound technology. During this time our research and development costs totaled $1.02 million. We expect to continue to develop and test our technologies and prototypes and to explore the expansion of the range of petroleum products that can be desulfurized or upgraded with our technologies, both on our own and in conjunction with collaborative activities with ChevronTexaco.

                    For information regarding development activities currently underway or proposed to be conducted over the next 12 months, see “Description of Business - Collaboration Agreement with ChevronTexaco Energy Technology Co.,” “Description of Business – Recent Development Activities” and “Management’s Discussion and Analysis or Plan of Operation” appearing elsewhere in this report.

Employees

                As of March 17, 2005, we had 13 full-time employees and a consulting agreement with RWG, Inc., for the full-time services of our chairman and CEO, Rudolf W. Gunnerman. One of our directors also provided tax accounting services on a non-exclusive basis during part of 2004. None of our employees or independent contractors are subject to a collective bargaining agreement and we believe that our relations with employees and independent contractors are good.

ITEM 2.     DESCRIPTION OF PROPERTY

Our executive offices and facilities are located at 850 Spice Islands Drive, Sparks, Nevada 89431 in a leased facility consisting of approximately 92,125 square feet. The lease for this space will expire in March 2007. We believe that these facilities are adequate for our current and anticipated needs.

ITEM 3.     LEGAL PROCEEDINGS

                We are not party to, and none of our property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings that may have a materially adverse effect upon our financial condition or operations, except as follows.

                On or about March 4, 2002, the Salt Lake City, Utah office of the Securities and Exchange Commission sent letters to SulphCo and our CEO, Rudolf W. Gunnerman, indicating that as a result of its investigation captioned In the Matter of SulphCo, Inc. (SL-02337), the staff of the Salt Lake District Office was recommending that a civil injunctive action be filed naming SulphCo and Mr. Gunnerman as defendants. The letter to SulphCo alleges violations of Sections 5(a), 5(c) and 17(a) of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 under the Securities Exchange Act of 1934. The letter to Mr. Gunnerman alleges violations of Section 5(a), 5(c), and 17(a) of the Securities Act of 1934 and Section 10(b) of the Securities Act of 1934 and Rule 10b-5 and Rule 101 under Regulation M thereunder. The letters invited SulphCo and Mr. Gunnerman to submit written statements concerning the staff’s allegations. Such written statements are generally known as “Wells Submissions.” SulphCo and Mr. Gunnerman have denied the allegations made by staff in the letters and retained counsel who submitted an initial response to the staff’s allegations in March 2002. In response to a second set of letters received in June 2003 detailing essentially the same allegations and including a proposed administrative proceeding against the Company and Mr. Gunnerman, SulphCo retained replacement counsel who submitted a second set of responses in August 2003. SulphCo met with the staff of the Salt Lake City, Utah office in February 2004 and was advised that the staff is actively seeking authorization from the Securities and Exchange Commission to commence the civil injunctive action and administrative proceedings against SulphCo and Mr. Gunnerman. We are unable to predict the outcome of any action, if commenced. Any such action could have a material adverse effect on SulphCo.

                On January 5, 2004, we filed a lawsuit in the Second Judicial District Court for the State of Nevada, Case No. CV04-00013, against Alexander H. Walker, Jr., our former general counsel and director, and Nevada Agency & Trust Company, our former transfer agent. The lawsuit alleges breaches of fiduciary duty, contract violations, conversion, and other related claims, in connection with the sale of shares of our common stock to Coldwater Capital, LLC and Mark Neuhaus in 2001. SulphCo claims it did not receive approximately $737,000 of the purchase price for the shares sold. The defendants have answered the complaint, generally denying the allegations and raising affirmative defenses, and cross-complaining against Coldwater Capital, LLC and Mark Neuhaus for the payment of the funds owed to SulphCo. We subsequently obtained an injunction requiring any proceeds of the sale of the SulphCo stock owned by Mr. Walker to be held by the court pending trial.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Our 2004 Annual Meeting of Stockholders was held on December 27, 2004. At the Annual Meeting each of our four nominees was elected to serve as a director until the next Annual Meeting of Stockholders and selection of Mark Bailey & Company, Ltd. as our independent auditors by the Audit Committee for the 2004 fiscal year was. The election results are as follows:

Election of Four Directors:

Name	For	Withheld

Rudolf W. Gunnerman	33,592,499	- 0 -
Harry P. Holman	33,592,499	- 0 -
Loren J. Kalmen	33,592,499	- 0 -
Richard L. Masica	33,592,499	- 0 -

Ratification of Mark Bailey & Company, Ltd. as Independent Auditors:

For	Against	Abstain

33,592,499	- 0 -	- 0 -

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

                Our common stock is quoted on the NASD, Inc. OTC Bulletin Board under the symbol “SLPH.” The following table sets forth the range of high and low bid prices for our common stock for each of the quarterly periods indicated as reported by the Research Department of the Nasdaq Stock Market, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Fiscal 2004:
First Quarter	$2.55	$0.60
Second Quarter	$3.19	$0.76
Third Quarter	$4.36	$1.45
Fourth Quarter	$6.24	$1.70

Fiscal 2003:
First Quarter	$0.70	$0.30
Second Quarter	$0.40	$0.26
Third Quarter	$0.56	$0.21
Fourth Quarter	$0.65	$0.00

Fiscal 2002:
First Quarter	$0.73	$0.40
Second Quarter	$0.53	$0.18
Third Quarter	$0.39	$0.14
Fourth Quarter	$0.39	$0.19

                On March 24, 2005, the closing price of our common stock was $3.98. As of March 24, 2005, 56,529,385 shares of our common stock were outstanding. There were approximately 310 holders of record of our common stock as of November 5, 2004. This number does not include stockholders whose shares were held in a “nominee” or “street” name.

Sale of Unregistered Securities in the Fourth Quarter of 2004

                During the three months ended December 31, 2004, we sold unregistered securities in the following transactions.

                Completion of June 2004 Private Placements

                In November 2004 we completed the second closings of two private placements entered into by us in June 2004 for the sale of units of our securities, resulting in additional cash proceeds of $2.6 million, less commissions and costs. In June 2004 investors had previously purchased approximately $1.34 million of units at $0.90 per unit, and approximately $1.27 million of units at $1.25 per unit, and the investors had the right to purchase up to an additional $1.34 million of the $0.90 units and $1.27 million of the $1.25 units at second closings any time on or before October 31, 2004. As of November 2, 2004, all of these rights to purchase units were exercised by the investors.

                Each of the $0.90 units has a purchase price of $0.90 per unit and consists of one share of common stock, a warrant entitling the purchaser to purchase 0.35 shares of common stock at $1.125 per share, and an additional investment right entitling the purchaser to purchase up to two additional shares at a purchase price of $0.90 per share and a warrant to purchase up to 0.35 shares at $1.125 per share for each additional share acquired under the additional investment right.

                Each of the $1.25 units has a purchase price of $1.25 per unit and consists of one share of common stock, a warrant entitling the purchaser to purchase 0.35 shares of common stock at $1.5625 per share, and an additional investment right entitling the purchaser to purchase up to one additional share at a purchase price of $1.25 per share and a warrant to purchase up to 0.70 shares at $1.5625 per share for each additional share acquired under the additional investment right.

                The additional investment rights are exercisable by the investors at any time until 180 trading days following the effective date of the registration statement filed with the SEC. The warrants are exercisable for up to 30 months following the date of issuance. We have filed a registration statement with the SEC to register the resale of common stock acquired by the investors under the units, which has not yet been declared effective by the SEC.

                The two private placements involved a total of 29 investors and two placement agents, all believed by us to be accredited investors based upon their written representations to us regarding their financial status. All of the securities were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Regulation D, and the certificates representing such securities were issued with a restrictive legend reflecting the limitations on their future transfer. These placements were made without public solicitation or advertising, and the offerees and purchasers are believed to have a pre-existing relationship with a finder and broker employed by us in connection with these offerings. Each of the investors represented to us that they were knowledgeable and sophisticated, and were experienced in business and financial matters so as to be capable of evaluating an investment in our securities. Each of the investors was afforded full access to information regarding our business, including our reports filed with the SEC.

Issuance of Warrants to Consultant

                In November 2004 we entered into a public relations consulting agreement with Rubenstein Public Relations, Inc. providing for cash compensation of $10,000 per month. Pursuant to this agreement we also agreed to issue: (i) one warrant evidencing the right to purchase 50,000 shares of common stock at an exercise price of $1.93, being the closing price of the common stock at the date of the execution of the agreement; and (ii) provided the agreement has not been terminated as of May 2004, one warrant evidencing the right to purchase through November 2009, 50,000 shares of common stock at an exercise price equal to the closing price of the common stock on May 11, 2005, at the date of the execution of the agreement. Each of the warrants will expire in November 2009. All such securities are being issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and the certificates representing such securities will bear a restrictive legend reflecting the limitations on future transfer of those shares. The sale of these securities was made without public solicitation or advertising, and the investor had a pre-existing relationship with one of our investors. Rubinstein has represented to us that it is knowledgeable and sophisticated, and is experienced in business and financial matters so as to be capable of evaluating an investment in our securities. This investor has been afforded full access to information regarding our business, including reports filed with the SEC.

                Issuance of Shares to Director

                In connection with the appointment of Richard L. Masica to the Board of Directors in November 2004, SulphCo agreed to grant Mr. Masica 25,000 shares of our common stock on January 1, 2005 for services as a director if he was then serving as a director. Mr. Masica was also granted an option on November 30, 2004, to acquire 25,000 shares of our common stock at an exercise price of $2.86 per share in consideration of services to be provided as a director, with the option expiring on November 30, 2007. The issuance of the 25,000 shares and the agreement to issue the option for 25,000 shares was based upon SulphCo’s determination of the value of the services rendered and to be rendered by Mr. Masica as a director. These services were valued based upon our Board of Directors’ evaluation of the fair market value of these services to us and in view of the limited availability of cash resources and the restricted nature of the stock. On December 27, 2004, our Board of Directors amended the terms of Mr. Masica’s compensation as a director to coincide with past compensation practices regarding outside directors and in view of Mr. Masica’s expected contributions to SulphCo. The amended terms provide for Mr. Masica to receive 50,000 shares of our common stock in lieu of the original proposal for 25,000 shares and 25,000 options, effective January 1, 2005. All such securities are being issued and sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and the certificates representing such securities were issued with a restrictive legend reflecting the limitations on future transfer of those securities. The offer and sale of these securities was made without public solicitation or advertising. Mr. Masica represented to us that he was knowledgeable and sophisticated, and was experienced in business and financial matters so as to be capable of evaluating an investment in our securities and was an “accredited investor” within the meaning of Regulation D promulgated under the Securities Act of 1933. Prior to the offer and sale of these securities this investor was a consultant to our company. Mr. Masica was afforded full access to information regarding our business, including reports filed with the SEC.

                Exercise of Employee Stock Options

                In December 2004, we issued 300,000 shares of our common stock to our former president, Kirk Schumacher, upon exercise of employee stock options at $0.55 per share.

Dividends

                We do not anticipate paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, to finance the growth and development of our business and to dividend amounts in excess of that required for the future growth and development of our business.

Securities Authorized Under Equity Compensation Plans

                The following table sets forth information as of December 31, 2004, regarding securities authorized for issuance under our equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans
approved by security
holders(1)

Equity compensation plans not
approved by security
holders(2)	0	0	(2)

——————————————

(1)	As of December 31, 2004, we did not maintain equity compensation plans approved by our stockholders.

(2)	Future grants are within the discretion of our board of directors and, therefore, cannot be determined at this time.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Business Plan

                During the next 12 months we intend to continue development and commercialization activities currently underway and to explore new activities. With respect to the Collaboration Agreement entered into on August 6, 2004, with ChevronTexaco Energy Technology Co. (ChevronTexaco), we intend to continue the collaborative activities currently ongoing. In this regard:

•	We completed the development and deployment of a pre-production Sonocracker™ pilot plant which is currently being utilized at ChevronTexaco’s laboratory facility in Richmond, California, in connection with our activities under the Collaboration Agreement.

•	We expect to complete design and engineering work for a 25,000 bbl per day commercial size Sonocracker™ unit during the second quarter of 2005. Once the design and engineering work for this commercial unit is fully developed and tested, we intend to manufacture two initial commercial units in anticipation of receipt of a customer order.

•	We plan to continue to engage in ongoing development and testing activities in collaboration with ChevronTexaco, including additional testing at ChevronTexaco’s facilities intended to demonstrate the commercial potential of our technology and optimize the technology for use in a commercial setting.

                The precise timing of the activities under the Collaboration Agreement (and any additional agreements) over the next 12 months and beyond cannot be predicted with certainty, as they are dependent upon the timing of completion of development and commercialization milestones and the requirements of our collaborative partner. For a description of the activities proposed to be conducted under the Collaboration Agreement, see “Description of Business - Collaboration Agreement with ChevronTexaco Energy Technology Co.”

                Along with its ongoing collaboration with ChevronTexaco, the Company continues to explore other partnerships and relationships conducive to the further development and deployment of our Sonocracking™ technology.

                As discussed in the section entitled “Description of Business - Equipment Sale and Marketing Agreement in South Korea,” in February 2005 we entered into an agreement with OIL-SC, based in Seoul, South Korea, which provides for the sale by us to OIL-SC of a Sonocracker™ pilot plant utilizing our Sonocracking™ technology for $1 million and the appointment of OIL-SC as our marketing representative for oil refiners in South Korea.

                The pilot plant, which is expected to have a processing capacity of up to 2,000 bbl/day, will be located in South Korea, and is intended to both serve as a demonstration unit for our Sonocracking™ technology to South Korean refiners and to upgrade petroleum products which OIL-SC purchases on the open market. We expect to construct, deliver, and assemble the Sonocracker™ unit within the next six months, and we are required by our agreement to provide start-up assistance in connection with OIL-SC’s operation of the pilot plant. The agreement with OIL-SC calls for the $1 million purchase price for the pilot plant to be paid to us in installments, with the initial installment of $300,000 paid on March 15, 2005, and additional installments of $200,000, $50,000 and $450,000 payable on July 1, September 1 and December 1, 2005.

                As discussed in the section entitled “Description of Business – Kuwait Joint Venture,” in February 2004 we formed a joint venture with two Kuwaiti nationals to engage in the marketing of our technology in Kuwait. We anticipate that marketing activities by the Kuwait joint venture will be limited to exploring sales of demonstration units in Kuwait, and no licensing of our technology will be conducted by the Kuwait joint venture without the prior approval of ChevronTexaco. Other than the expected continuation of marketing efforts in Kuwait, we are unable to determine at this time what activities, if any, the Kuwait joint venture will undertake in the future.

                As of the date of this report, we have not taken any steps to line up customer orders other than informal discussions with the Kuwait Oil Company through the Kuwait joint venture regarding the possible acquisition of a demonstration unit. We do not expect to generate any revenues from licensing arrangements which may be entered into in the future under the Collaboration Agreement until the first or second quarter of 2005.

Liquidity and Financial Results

                As of March 17, 2005, we had $8,973,033 in available cash reserves. As we are a development stage company, other than the sale of a single demonstration scale Sonocracking™ unit to OIL-SC in February 2005, we have not generated any material revenues since we commenced our current line of business in 1999, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement, sale of an initial production scale unit or other commercial arrangement is entered into with respect to our technology.

                As of December 31, 2004, we had an accumulated deficit of approximately $22.3 million, which includes approximately $5.8 million of stock-based compensation expense, all of which represents compensation to officers and directors and their affiliates and members of their immediate family, and we incurred losses of $4,146,453 in the twelve month period ending December 31, 2004. These losses are principally associated with the research and development of our upgrading and desulfurization technologies, development of pre-production prototypes and related marketing activity, and we expect to continue to incur expenses in the future for development, commercialization and sales and marketing activities related to the commercialization of our technologies. These losses also include approximately $138,625 of stock based compensation and $555,000 characterized as Contributions from stockholder in the Company’s financial statements associated with an option on 100,000 shares of the Company’s stock granted by a principal stockholder. For further information regarding stock-based compensation and other amounts paid to officers, directors, affiliates and their immediate family members, see the section of this report entitled “Executive Compensation.”

                Accounts payable of $294,513 at December 31, 2004, represent various monthly bills for operating expenses paid to unrelated third parties, including utility bills, machining services, laboratory expenses, plant and office expenses and public relations expenses. Accrued expenses of $485,969 at December 31, 2004, represent accrued payroll and related taxes. Of this amount, $257,750 represents accrued payroll expenses for officers, directors, affiliates and their immediate family members. Related party notes payable of $8,000,000 at December 31, 2004, represent loans funded by Dr. Gunnerman and Erika Herrmann, Dr. Gunnerman’s sister-in-law, which are described below.

                Our current monthly cash outflow, or cash burn rate, is approximately $265,000 per month for fixed and normal recurring expenses, as follows:

Salaries and related payroll costs	$86,000
Consulting contract	30,000
Plant and property leases	37,000
Professional fees	32,000
R&D Expenses	25,000
Interest payable	24,000
Office, phone, utilities	5,000
Patent renewal and maintenance	10,000
Travel and entertainment	6,000
Miscellaneous	10,000

Total	$265,000

We expect that the monthly cash outflow may increase significantly as the Company increases its research and development activities, and prepares for additional assembly and manufacturing duties associated with the deployment of the Sonocracking™ technology.

                “Salary and related payroll costs” represents salary and payroll costs for all of our full time employees other than our CEO, Rudolf W. Gunnerman. Included in this amount are monthly salaries and related payroll costs to officers and directors and members of their immediate family as follows: Alan Austin - $16,000; Kristina Gunnerman-Ligon - $13,000; and an aggregate of approximately $1,000 per month of other monthly payroll costs for these individuals. As of July 1, 2004, payments of $40,000 per month for Dr. Gunnerman’s full time services as our CEO have been made pursuant to a consulting agreement with RWG, Inc., a company wholly-owned by Dr. Gunnerman. Effective as of November 1, 2004, this amount has been reduced by mutual agreement to $30,000 per month until we receive substantial additional funds. As these payments are made pursuant to a consulting agreement, they are included in the category entitled “Consulting contract.” For further information regarding this consulting agreement, see “Executive Compensation – Employment and Consulting Contracts” appearing elsewhere in this report.

                Monthly fixed and recurring expenses for “Plant and property leases” of $37,000 represents the monthly lease payment to an unaffiliated third party for our facility located at 850 Spice Islands Drive, Sparks, Nevada, which includes our executive offices (8,752 square feet), research facilities (5,988 square feet) and manufacturing space (77,385 square feet).

                 Included in professional fees are estimated recurring legal fees paid to outside corporate and patent counsel and ongoing litigation expenses, audit and review fees paid to our independent accountants, and fees paid for investor relations.

                “Interest expense” represents interest paid to Erika Herrmann and Dr. Gunnerman for notes payable. Two notes payable in the amount of $500,000 each, carry an interest rate of 8% and are paid quarterly, commencing April 1, 2005. For the purposes of our schedule of monthly cash outflows, interest on these notes of $6,666 per month represent quarterly payments of $20,000 for these notes. Also included in “interest expense” are interest payments to Dr. Gunnerman for a note payable in the amount of $7,000,000. Interest on this note is paid annually, commencing December 30, 2005 and ending on December 30, 2007 and is accrued quarterly at a rate of 1-month “LIBOR” (2.5% at 12/30/04) plus .5% which is equivalent to $16,917 per month.

                Under the Collaboration Agreement entered into with ChevronTexaco effective August 6, 2004, each party is required to bear its own expenses in connection with the activities conducted and proposed to be conducted under such agreement. Estimated increased monthly expenses expected to be incurred by us during the term of the Collaboration Agreement relate primarily to development activities and include an additional $11,000 of salary expense per month for the addition of two engineers, $25,000 per month of additional research and development costs, $4,000 of additional patent expenses, and $10,000 per month of additional miscellaneous expenses such as outside non-professional services, shipping costs and equipment rental. Research and development costs include the cost of laboratory equipment and modifications to our demonstration unit. All of these incremental amounts relating to the Collaboration Agreement are included in our total estimate of $265,000 per month for fixed and normal recurring expenses.

                We intend to continue to incur additional expenditures during the next 12 months for additional development and manufacture of Sonocracker™ units. These expenditures will relate to the design of the Sonocracker™ units, and are included in the monthly cash outflow described above. Additional funding requirements during the next 12 months may arise upon the placement of an order by a future customer for one or more Sonocracker™ units. We expect that funding for the cost of manufacturing of any particular unit would be available either from current cash reserves or from potential customers before we commence manufacturing the unit.

                In the past we have financed our research and development activities primarily through debt and equity financings from our principal shareholder, Rudolf W. Gunnerman, and other parties.

                Recent Financing Activities

                On December 30, 2003, we issued a $500,000 promissory note to Erika Herrmann, the sister-in-law of Dr. Gunnerman, of which $250,000 was advanced by Ms. Herrmann on December 30, 2003 and the remaining $250,000 was advanced on April 28, 2004. The note was due on December 30, 2004, and required the payment to Ms. Herrmann, in lieu of interest, of 500,000 shares of our common stock. On January 5, 2004, we issued 500,000 shares to Ms. Herrmann valued at $0.37 per share and discounted 20% because of their restricted status, or $148,000, as prepaid interest through December 30, 2004, in lieu of a cash interest payment for the loan of $500,000. As of December 10, 2004, $500,000 remained outstanding under this note. In December 2004 Ms. Herrmann agreed to extend the maturity of the note from December 30, 2004, to December 30, 2005 at an interest rate of 8% per annum. The extension agreement also provides for mandatory prepayments from revenues we receive from the sale of our products or the licensing of our technology or otherwise, and from the amount of unrestricted loan or equity financings we receive.

                On December 30, 2003, we issued a $500,000 promissory note to Dr. Gunnerman, of which $250,000 was advanced by Dr. Gunnerman on December 30, 2003 and the remaining $250,000 was advanced on March 22, 2004. The note was due on December 30, 2004, and required the payment to Dr. Gunnerman, in lieu of interest, of 500,000 shares of our common stock. On January 5, 2004, we issued 500,000 shares to Dr. Gunnerman valued at $0.37 per share and discounted 20% because of their restricted status, or $148,000, as prepaid interest through December 30, 2004 in lieu of a cash interest payment for the loan of $500,000. As of December 10, 2004, $500,000 remained outstanding under this note. In December 2004 Dr. Gunnerman agreed to extend the maturity of the note from December 30, 2004, to December 30, 2005 at an interest rate of 8% per annum. The extension agreement also provides for mandatory prepayments from revenues we receive from the sale of our products or the licensing of our technology or otherwise, and from the amount of unrestricted loan or equity financings we receive.

                In June 2004 we conducted two private placements with institutional and other third party investors for the sale of units consisting of our common stock, warrants, and rights to acquire additional stock and warrants, generating net cash proceeds of approximately $2.4 million. The commitment made by Rudolf W. Gunnerman, our chairman and CEO, in April 2004 to fund up to an additional $2,000,000 in loans to us, of which $250,000 had been advanced in June 2004, has now been repaid, and the $2,000,000 commitment by Dr. Gunnerman has been superseded by funding received by us in June 2004 from these two private placements. Additional cash proceeds of $2.4 million were generated as of November 2, 2004, when investors in the June 2004 placements acquired the remaining unpurchased units pursuant to the terms of the June 2004 placements, and up to $15.2 million may be generated upon exercise of warrants and rights if investors in the June 2004 private placements exercise all available warrants and rights. We cannot assure you that that these investors will exercise any of their rights and warrants.

                In December 2004 Dr. Gunnerman advanced $7 million to us as a loan. The loan is evidenced by a promissory note which bears interest at the rate of 0.5% above the 30 day “LIBOR” rate, adjusted quarterly and payable annually, and the entire principal amount is due and payable in December 2007. The “LIBOR” rate, which stands for London Interbank Offered Rate, is a reference rate for short-term loans between banks in the London interbank market. The initial loan rate under the promissory note on December 31, 2004, was 2.9% (0.5% above the “LIBOR” rate), and the interest rate under the note is adjusted quarterly. We anticipate using these funds both to meet our working capital needs and for funding the initial manufacturing costs associated with producing two 25,000 bbl per day desulfurization units at our facility in Sparks, Nevada. We expect to complete construction of these units during the second quarter of 2005. The units will be constructed at our facility in Sparks, Nevada.

                Accordingly, we anticipate that our existing capital resources will be sufficient to fund our cash requirements through at least January 2007 from cash presently on hand, based upon our current levels of expenditures and anticipated needs during this period, assuming we receive no additional proceeds from the exercise of warrants and rights issued in the June 2004 placements. However, additional working capital will be required in order to meet our working capital requirements by February 2007. The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the development and commercialization of our technologies, our ability to maintain our collaborative arrangement with ChevronTexaco, and the timing of future customer orders.

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

                Sources of additional capital include the exercise of additional investment rights and warrants issued to investors in the June 2004 private placements, and funding through future collaborative arrangements, licensing arrangements and debt and equity financings. We do not know whether additional financing will be available on commercially acceptable terms when needed. If we cannot raise funds on acceptable terms when needed, we may not be able to successfully commercialize our technologies, take advantage of future opportunities or respond to unanticipated requirements. If we are unable to secure such additional financing when needed, we will have to curtail or suspend all or a portion of our business activities and we could be required to cease operations entirely. Further, if we issue equity securities, our shareholders may experience severe dilution of their ownership percentage.

Off-Balance Sheet Arrangements

                The Company has not entered into any off-balance sheet arrangements.

Research and Development During the Next 12 Months

                We intend to continue our research and development program during the next 12 months in order to expand the development of the design and manufacture of commercial desulfurization units which embody our proprietary technology. Management anticipates that our research and development costs, including a portion of salaries for full time employees, will be approximately $50,000 per month, or $600,000 during the next 12 months. The $50,000 anticipated monthly expenditure for research and development is included within our current monthly cash outflow, or burn rate, of approximately $265,000 per month for fixed and normal recurring expenses, as described above.

Employees

                As of March 17, 2005, we had 14 full time employees, inclusive of our contract with RWG, Inc. for the full-time services of our Chairman and CEO Dr. Rudy Gunnerman. The Company anticipates hiring an electrical engineer and a laboratory chemist in the first half of 2005, and may need to hire additional personnel in order to meet the needs and demands of any future customers.

ITEM 7.     FINANCIAL STATEMENTS

                Our audited financial statements as of December 31, 2004, and December 31, 2003, are included at the end this report following the signature page.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                On May 14, 2004, we dismissed Forbush and Associates as our principal auditor, effective as of such date. On May 14, 2004, we appointed Mark Bailey & Company, Ltd. as our principal auditor, effective as of such date. The dismissal of Forbush and Associates and the appointment of Mark Bailey & Company, Ltd. was approved by our audit committee and board of directors.

                The reports of Forbush and Associates on our financial statements for the 2002 and 2003 fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports of Forbush and Associates for the 2002 and 2003 fiscal years were qualified as to uncertainty of the ability of SulphCo to continue as a going concern. SulphCo authorized Forbush and Associates to respond fully to questions of its successor independent auditors.

                There were no disagreements with Forbush and Associates for the 2002 and 2003 fiscal years and the subsequent interim periods through the date of dismissal, on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which if not resolved to the satisfaction of Forbush and Associates, would have caused Forbush and Associates to make reference to the matter in their report.

                We did not consult with Mark Bailey & Company, Ltd. prior to its engagement by us regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.

ITEM 8A.     CONTROLS AND PROCEDURES

                We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

                As of March 24, 2005, our directors and executive officers, their ages, positions with SulphCo, the dates of their initial election or appointment as director or executive officer are as follows:

Name	Age	Position With SulphCo	Served From

Rudolf W. Gunnerman	76	Chief Executive Officer,	December 2000
		Chairman of the Board and Director
Alan L. Austin, Jr	44	Vice President of Finance	January 2005
		and Chief Financial Officer
Harry P. Holman	68	Director	December 2000
Loren J. Kalmen	51	Director	June 2003
Richard L. Masica	67	Director	November 2004

                Our directors are elected at our annual meeting of stockholders and hold office until their successors are elected and qualified. Our officers are appointed by our board of directors and serve at the pleasure of our board, subject to contractual provisions, if any.

                Each member of our management team provides services to us on a full-time basis, and typically devote not less than 35 hours per week on SulphCo matters. We do not believe that any of our officers or directors has any conflicts of interest with us as a result of any business activities or relationships with third parties.

                Under our current policy, all directors receive 50,000 shares of our common stock upon joining the board of directors, other than Rudolf W. Gunnerman. Presently, directors receive no other compensation for their services as directors, but are reimbursed for expenses incurred in attending board meetings.

Business Experience of Directors and Executive Officers

                Dr. Rudolf W. Gunnerman, our Chief Executive Officer, Chairman of the Board and Director, is a 76-year-old entrepreneur who studied mathematics and physics at the University of Munich, Germany before he immigrated to the United States. Dr. Gunnerman has invented a series of successful technologies, including fireproof building materials and wood pellets. Thereafter, in his quest to reduce Nitrous Oxide, a major source of ozone depletion, Dr. Gunnerman invented a new range of clean fuel products known as A-55 Clean Fuels. Dr. Gunnerman founded Clean Fuels Technology, Inc. in 1997 to develop and commercialize A-55 Clean Fuels, and served as its CEO from 1997 to 2000, and as its Chairman from 1997 to 2003. Dr. Gunnerman holds three honorary doctorate degrees. Dr. Gunnerman has served as a director and Chairman of the Board of SulphCo since December 2000 and has served as our CEO since July 2001.

                Alan L. Austin, Jr., has been our Vice President of Finance and Chief Financial Officer since January 7, 2005. Prior to joining SulphCo, Mr. Austin was Vice President, Finance & Administration of Desert Research Institute (“DRI”), where he served from June 2000 to January 3, 2005. DRI was founded in 1959 as a stand-alone research-oriented component of the University and Community College System of Nevada and has been recognized as one of the world’s leading multi-disciplinary environmental research organizations. Prior thereto Mr. Austin held a number of financial and administrative positions, including Chief Operating Officer for Administration and Finance at The University of Texas Health Science Center at Houston from 1998 to 2000 and Assistant Vice President for Continuous Improvement for the Center from 1993 to 2000. Mr. Austin received a B.S. in Statistics from Brigham Young University in 1985 and an M.B.A. in Statistics/Operations Research and Finance from the University of Houston in 1989.

                Harry P. Holman has been an active participant in the securities business, specializing in retail brokerage activities and bringing private companies public on the stock exchange prior to his retirement in 2000. Mr. Holman has been a consistent top producer over the last 30 years with three New York stock exchange firms. Mr. Holman served as First Vice President with the brokerage firm of Dain Rauscher from 1994 until his retirement in November 2000. From February 1988 until 1994 Mr. Holman was a First Vice President with the brokerage firm of Kemper Securities, Inc. Prior to 1988 Mr. Holman was First Vice President with the brokerage firm of Birr Wilson & Co., Inc., where he started his career more than 30 years ago. These firms were registered broker-dealers during Mr. Holman’s employment by them and Mr. Holman was registered with the NASD as an associated person under their license. In 1980, he was awarded the National Account Executive of the Year at Birr Wilson & Co. Mr. Holman graduated from the University of Southern California in 1957 with a bachelor’s degree in business administration. He is founder of the Northern Nevada University of Southern California Alumni Club. Mr. Holman was registered as a broker-dealer while engaged in the securities business until his retirement in 2000.

                Loren J. Kalmen, Director since June 2003, received his bachelor’s degree in accounting from the University of Nevada, Reno, in 1974, and his license as a Certified Public Accountant in 1978. Mr. Kalmen has maintained his own public accounting practice in Reno, Nevada, since 1988.

                Richard L. Masica, a Director since November 2004, served as the President of Texaco Chemical, Inc. from 1994 to 1997. During his 39-year career at Texaco (now ChevronTexaco Corporation), Mr. Masica also held other positions, including the position of Vice-President-Business Management of Texaco Chemical Company from 1992 to 1994, and Plant Manager of Texaco Refining & Marketing, Inc. from 1985 to 1992. During his tenure with Texaco, Mr. Masica participated in a leadership role in two major divestitures, as well as other domestic and foreign reorganizations, mergers and startups. Since retiring from Texaco in 1997, Mr. Masica founded and is the President of Peak One Consulting, Inc., a private management consulting firm.

Family Relationships

                There are no family relationships between the directors or executive officers of SulphCo.

Audit Committee Financial Expert

                Our audit committee consists of Harry P. Holman and Loren J. Kalmen. The Board has determined that Harry P. Holman is independent and that as of December 1, 2004, Loren J. Kalmen is independent (as independence is currently defined in applicable SEC and American Stock Exchange rules). Prior to December 1, 2004, Loren J. Kalmen was not considered independent of SulphCo under relevant SEC and American Stock Exchange rules because we paid Mr. Kalmen $1,500 per month through November 30, 2004, to consult with SulphCo regarding various tax issues. Loren J. Kalmen also participated in the preparation of our financial statements for 2001 and prior years. The Board has determined that Mr. Kalmen qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Kalmen’s level of knowledge and experience based on a number of factors, including his formal education and experience as a Certified Public Accountant.

Section 16(a) Beneficial Ownership Compliance

                To our knowledge the officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis with respect to fiscal 2004, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis with respect to fiscal 2004, except for Rudolf W. Gunnerman who filed late Form 4 reports on two occasions and Richard L. Masica who filed a late Form 3 on one occasion.

Code of Ethics

                Our Board of Directors has adopted a Code of Ethics applicable to its principal executive officer and principal financial officer. A copy of the Code of Ethics is included as an exhibit to this report.

ITEM 10.     EXECUTIVE COMPENSATION

                The following table sets forth information about compensation paid or accrued by us during the years ended December 31, 2004, 2003 and 2002 to our chief executive officer and former president for all services rendered in all capacities during the respective periods. No other executive officers of the Company earned more than $100,000 during the year ended December 31, 2004, 2003 or 2002.

Summary Compensation Table
Fiscal Years 2004, 2003 and 2002

		Annual Compensation				Long Term Compensation Awards

Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Securities Underlying Options (#)	All Other Compensation

Rudolf W. Gunnerman	2004	$370,000	(1)	0	0	0	0
Chairman and Chief Executive Officer	2003	$300,000	(1)	$0	0	0	0
	2002	$300,000	(1)	$3,000,000(2)	0	0	0

Kirk S. Schumacher	2004	$300,000		0	$165,000(3)	0	0
President (3)	2003	$300,000		$100,000	0	1,000,000	0
	2002	$0		$0	0	0	0

——————————————

(1)	These payments are consulting payments paid to RWG, Inc., a Nevada corporation, owned by Rudolf W. Gunnerman.

(2)	Comprised of 6,000,000 shares of our common stock valued at $.50 per share, being the fair market value of the stock at the time of the award on March 25, 2002.

(3)	Mr. Schumacher resigned as our President on December 28, 2004, pursuant to a separation agreement with us. As part of his separation agreement he was paid a severance payment of $165,000. For additional terms of his separation agreement, see “Employment and Consulting Contracts” below.

Employment and Consulting Contracts

                We procure the full time services of our chairman of the board and chief executive officer, Rudolf W. Gunnerman, pursuant to a Consulting Agreement with RWG, Inc., a Nevada corporation owned by Rudolf W. Gunnerman. As of July 1, 2004, we were obligated to pay a fee of $480,000 annually as a consulting payment through July 2005. Effective as of November 1, 2004, this amount has been reduced by mutual agreement to $30,000 per month until we receive substantial additional funds.

                Alan L. Austin, Jr. was appointed as our Vice President of Finance and Chief Financial Officer effective January 7, 2005. In connection with Mr. Austin’s appointment, we have agreed to pay him a salary of $180,000 per annum, which was increased to $192,000 per annum effective February 7, 2005, and have granted him 50,000 shares of common stock. Mr. Austin’s employment may be terminated by either party at any time.

                In February 2003 we entered into an Executive Employment Agreement with our president, Kirk S. Schumacher, who served as our President and Secretary from February 2004 through December 2004. The agreement provided for his employment by us through February 17, 2008, and provided for an initial signing bonus of $100,000, which was paid February 2003, an annual base salary of $300,000, and incentive compensation commencing in 2004. The agreement included a grant of stock options for 1,000,000 shares of our common stock at an exercise price of $.55 per share, expiring February 14, 2006. Effective December 28, 2004, Mr. Schumacher resigned as President and Secretary for personal reasons, by mutual agreement. We have no immediate plans to fill the vacancy.

                In connection with Mr. Schumacher’s resignation SulphCo and Mr. Schumacher entered into a Separation Agreement and General Release, dated and effective December 28, 2004, which provided for Mr. Schumacher to retain 500,000 of the 1,000,000 million options previously granted to him under his Executive Employment Agreement, and to receive a separation payment of $165,000 upon resignation in lieu of the $600,000 severance payment provided for under the Executive Employment Agreement. The remaining 500,000 options previously granted under the Executive Employment Agreement were cancelled pursuant to the Separation Agreement.

                In addition, on December 28, 2004, Rudolf Gunnerman personally granted to Mr. Schumacher an option to acquire 100,000 shares of SulphCo, Inc. Common Stock owned by Mr. Gunnerman at an exercise price of $0.55. This option expires in February 2006.

Option Grants in the Last Fiscal Year

                No stock options were granted to the individuals named in the Summary Compensation Table above during the fiscal year ended December 31, 2004.

                The following table summarizes certain information regarding the number and value of all options to purchase common stock of SulphCo, Inc. held by the individuals named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired On Exercise	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options/SARs At Fiscal Year End Exercisable/ Unexercisable		Value of Unexercised In-the-Money Options/SARs At Fiscal Year End($) Exercisable/ Unexercisable

Rudolf W. Gunnerman	—	—	—		—	—

Kirk S. Schumacher (2)	500,000	2,077,000	—	—	—	—

(1)	Represents the difference between the closing price of our common stock on the dates the options were exercised and the exercise price of the options.

(2)	In February 2003 Mr. Schumacher received options to purchase 1,000,000 shares of our common stock at an exercise price of $.55 per share, expiring February 14, 2006, of which 500,000 were exercised in 2004. The remaining 500,000 options were cancelled by mutual agreement on December 28, 2004, in connection with Mr. Schumacher’s resignation from the company. For additional information regarding Mr. Schumacher’s separation agreement, see “Employment and Consulting Contracts” above.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                The following table presents certain information as of March 24, 2005, regarding the beneficial ownership of our common stock by (i) each of our directors and executive officers individually, (ii) all persons known by us to be beneficial owners of five percent or more of our common stock, and (iii) all of our directors and executive officers as a group. Unless otherwise noted, the persons listed below have sole voting and investment power and beneficial ownership with respect to such shares. The mailing address of the beneficial owners is 850 Spice Islands Drive, Sparks, NV 89431.

Name (1)	Number of Shares Beneficially Owned (1)	Percent Beneficially Owned(1)

Directors and Officers:

Rudolf W. Gunnerman (2)	32,828,063	58.2%
Harry P. Holman	1,004,425	1.8%
Alan L. Austin, Jr	50,000	*
Loren J. Kalmen	97,000	*
Richard L. Masica	50,000	*
All Executive Officers and Directors as a Group (5 persons)	34,029,488	60.3%

————————
 *           Denotes less than 1%

(1)	Beneficial ownership is determined in accordance with rules of the SEC, and includes generally voting power and/or investment power with respect to securities. Shares of common stock which may be acquired by a beneficial owner upon exercise or conversion of warrants, options or rights which are currently exercisable or exercisable within 60 days of March 24, 2005, are included in the Table as shares beneficially owned and are deemed outstanding for purposes of computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Includes 32,207,063 shares owned by Mr. Gunnerman in joint tenancy with his wife, Doris Gunnerman, with whom he shares voting and investment power.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

                Transactions With Founders

                Following is a description of transactions between us and individuals or entities who were involved in founding our current business in 2000: Rudolf W. Gunnerman, GRD, Inc., Alexander H. Walker, Jr., Harry P. Holman, and Mark T. Cullen.

                On January 27, 2000, we issued 14,875 shares to Harry P. Holman in consideration of introducing GRD, Inc. to our predecessor company, Filmworld, Inc., in order to engage in our recapitalization consummated on December 4, 2000.

                In September and November 2000, our predecessor company, GRD Inc., leased our former facility located at Suite 301, 5250 Neil Road, Reno, Nevada from Dr. Gunnerman. The lease payment was $2,392.50 monthly, inclusive of insurance, taxes and utilities, and was based on comparable leases within the building. Between December 2000 and February 2001, we leased our former facility located at Suite 303, 5250 Neil Road, Reno, Nevada from Dr. Gunnerman. The lease payment was $4,650.15 monthly, inclusive of insurance, taxes and utilities, and was based on comparable leases within the building. Between March 2001 and February 2004 we leased our former facility located at 1650 Meadow Wood Drive, Reno, Nevada, from Dr. Gunnerman. The lease payment was $6,500 monthly and we also paid the cost of building insurance and customary utility charges. This lease payment was based on per square foot lease rates of comparable buildings in the area. For the years ended 2000, 2001, 2002 and 2003, we paid rent of $11,828, $108,201 $78,315 and $71,500, respectively.

                On December 4, 2000, we issued 20,000,000 shares of our common stock in accordance with the terms of an Exchange Agreement dated December 4, 2000, between us and GRD, Inc., a company wholly owned by Rudolf W. Gunnerman, our founder, Chairman and CEO, and we received cash and equipment valued at $531,499 and the rights to the proprietary technology invented by Dr. Teh Fu Yen of the University of Southern California as the technology had been further developed by GRD, Inc. The 20,000,000 shares we issued in the connection with our recapitalization were issued as follows: 12,000,000 shares were issued to Dr. Gunnerman; 2,000,000 shares were issued to Kristina Gunnerman, the daughter of Dr. Gunnerman; 2,000,000 shares were issued to Peter Gunnerman, the son of Dr. Gunnerman; 2,000,000 shares were issued to Mark T. Cullen, our former CEO and a director; and 2,000,000 shares were issued to Alex Paior, a co-investor with Rudolf Gunnerman. Dr. Gunnerman directed the issuance of 2,000,000 shares to his son, Peter Gunnerman, and his daughter, Kristina Gunnerman, in consideration of the payment for each of them of $60,000. The 2,000,000 shares issued to Mark Cullen were issued for his agreement to serve as CEO of our company. The 2,000,000 shares issued to Alex Paior were issued in consideration of his prior funding of $45,000 which was paid directly to USC on account of the proprietary technology invented by Dr. Teh Fu Yen.

                On December 4, 2000, we granted an option to purchase 1,000,000 shares to Mark Cullen at an exercise price of $0.50 per share in consideration of his agreeing to serve as our CEO and as a director. The option exercise price was based on the closing bid price, $0.50 per share, for our stock on December 1, 2000. On December 4, 2000, the fair market value of our stock was $3.25 per share. This option was exercised on May 24, 2001, and we issued to Mr. Cullen 1,000,000 shares of our common stock at $0.50 per share in consideration of an unsecured promissory note. These 1,000,000 shares have been returned to treasury and the unsecured promissory note has been canceled pursuant to the settlement of the lawsuit he instituted against us following his resignation.

                On December 4, 2000, we granted an option to purchase 1,000,000 shares of our common stock to Alexander Walker, Jr., then a director, at an exercise price of $0.50 per share. The option exercise price was based on the closing bid price, $0.50 per share, for our stock on December 1, 2000. On December 4, 2000, the fair market value of our stock was $3.25 per share. The option was exercised on May 24, 2001 when Mr. Walker, Jr. paid the option price with an unsecured promissory note. On May 30, 2002, these 1,000,000 shares were returned to treasury and the unsecured promissory note cancelled.

                On December 4, 2000, we granted an option to purchase 100,000 shares of our common stock to Harry P. Holman, a director, at an option exercise price of $0.50 per share, in consideration of his agreeing to serve as a director. The option exercise price was based on the closing bid price, $0.50 per share, for our stock on December 1, 2000. On December 4, 2000, the fair market value of our stock was $3.25 per share. On December 28, 2000, we granted an additional option to purchase 100,000 shares of our common stock to Mr. Holman at an option exercise price of $1.50 per share in consideration of the board of directors’ determination that Mr. Holman had rendered services to us as a director which were not adequately compensated by the December 4, 2000 grant. On December 28, 2000, the fair market value of our common stock was $2.81 per share. The difference between the option price and the market price at the time of the option grant was intended as an element of Mr. Holman’s compensation, based upon SulphCo’s determination of the value of his services. Both of these options were later exercised through the execution of unsecured promissory notes on May 24, 2001. In August 2003, we cancelled and returned to treasury 196,870 shares held by Harry P. Holman, and in September 2003, we cancelled and returned to treasury an additional 3,130 shares, in exchange for the cancellation of the two promissory notes in the total principal sum of $200,000.

                From December 4, 2000, Mr. Cullen was employed by us as our CEO and a director until he resigned as CEO effective June 30, 2001 and as director effective August 8, 2001. From December 4, 2000 until his resignation effective June 30, 2001, Mr. Cullen received $81,187 as salary for services rendered as CEO. In 2003 we agreed to pay Mr. Cullen an additional $100,000 to settle a lawsuit he instituted against us following his resignation.

                On December 5, 2000, we agreed to sell 700,000 shares of our common stock to Rudolf Gunnerman at a price of $0.50 per share. The option exercise price was based on the closing bid price, $0.50 per share, for our stock on December 1, 2000. On December 5, 2000, the fair market value of our stock was $2.50 per share. The purchase price was represented by a promissory note dated December 5, 2000 bearing interest at 6% to be paid no later than April 15, 2001. A portion of the purchase price was paid in 2000 and the remainder was paid on or before February 14, 2001 when the stock certificate was issued.

                On December 5, 2000, we agreed to sell 120,000 shares of our common stock to Mark Cullen at a price of $0.50 per share. The option exercise price was based on the closing bid price, $0.50 per share, for our stock on December 1, 2000. On December 5, 2000, the fair market value of our stock was $2.50 per share. The purchase price was represented by a promissory note dated December 5, 2000 bearing interest at 6% to be paid no later than April 15, 2001. The purchase price was paid on or before February 14, 2001 when the stock certificate was issued.

                In early 2001 we agreed to sell 24,750 shares to Harry P. Holman for cash payments totaling $36,456, being the approximate fair market value of the shares as determined by us in December 2000, when we first proposed this transaction. We determined that $1.50 was the approximate fair market value of our shares at such time in view of the restricted nature of the shares and fluctuating stock prices. The 24,750 shares were issued on April 11, 2001. On April 11, 2001, the market price of our shares was $6.50 per share.

                From May 2001 through December 2001 we advanced $1,360,685 to Dr. Gunnerman. The loan was payable on demand and carried interest at the prime rate on the date of the final advance, 8%. At December 31, 2001, Dr. Gunnerman owed a receivable of $1,345,299 to us after netting prior advances by Dr. Gunnerman to us of $100,000. The advances to Dr. Gunnerman were fully repaid by May 2002.

                On May 24, 2001, we issued 7,150,000 shares of our common stock to Dr. Gunnerman at $0.50 per share in consideration of an unsecured promissory note in the principal amount of $3,575,000, bearing interest at 7% and due June 1, 2003, upon exercise of the option granted on December 4, 2000. The option exercise price was based on the closing bid price, $0.50 per share, for our stock on December 1, 2000. On December 4, 2000, the market price of our stock was $3.25 per share.

                On June 29, 2001, we issued 350,000 shares of our common stock to Dr. Gunnerman for cash at $0.50 per share upon exercise of the option for the 350,000 shares granted on December 4, 2000. The option exercise price was based on the closing bid price, $0.50 per share, for our stock on December 1, 2000. On December 4, 2000, the market price of our stock was $3.25 per share.

                On July 1, 2001, July 1, 2002, July 1, 2003 and July 1, 2004, we entered into Engagement Agreements with RWG, Inc., an affiliate of Dr. Gunnerman, providing for Dr. Gunnerman to render services to us as chairman of the Board and as chief executive officer. Each Engagement Agreement was for a term of one year, and provided for an annual fee to be paid to RWG, Inc. of $250,000, $300,000, $300,000 and $480,000, respectively, for the successive one year periods initially commencing on July 1, 2001, and ending June 30, 2005. Effective as of November 1, 2004, this amount has been reduced by mutual agreement to $30,000 per month until we receive substantial additional funds.

                On November 8, 2001, we issued 4,000,000 shares of our common stock to Dr. Gunnerman in consideration of his efforts as Chairman and CEO in connection with our desulfurization equipment delivered to IPLOM in Italy.. The fair market value of the shares on November 8, 2001 was $0.85 per share and the entire issuance was treated as payment of consulting fees.

                On March 25, 2002, we issued 6,000,000 shares of our common stock to Dr. Gunnerman valued at $0.50 per share as a bonus in consideration for extraordinary services provided to us, including his efforts as our CEO since July 2001, which we determined was the approximate fair market value of our shares at such time in view of the restricted nature of the shares and fluctuating stock prices. On March 25, 2002, the market price of our shares was $0.53 per share.

                On March 25, 2002, we issued 3,000,000 shares of our common stock to Alexander H. Walker, Jr. valued at $0.50 per share in consideration of him introducing our company to a former consultant, Mark Neuhaus, a professional race car driver, who provided marketing services in the race car industry through advertising the SulphCo brand on professional race cars. We determined that $0.50 was the approximate fair market value of our shares at such time in view of the restricted nature of the shares and fluctuating stock prices. On March 25, 2002, the market price of our shares was $0.53 per share. We have no knowledge as to whether Mr. Walker, who represented to us that he was formerly an attorney with the SEC, was ever a registered broker-dealer.

                On March 25, 2002, we issued 1,000,000 shares of our common stock to Harry P. Holman valued at $0.50 per share in consideration of his efforts in investor relations by introducing us to various institutions and individuals, including RBC Dain Rauscher, Joe Cunningham, Mark Easterbrook, Bob Chappell, Merchants Group, Gene Anderson, Peninsula Investments, Hillbloom Investments, Byron James, Dan Webster, Halcyon Partners LLC, JasonJon Holdings LLC, David Broderick, Ken and Barbara Miller and Paul Holder. We determined that $0.50 was the approximate fair market value of our shares at such time in view of the restricted nature of the shares and fluctuating stock prices. On March 25, 2002, the market price of our shares was $0.53 per share.

                In May 2002 we borrowed $500,000 under a line of credit from Nevada State Bank, which loan was guaranteed by Dr. Gunnerman. The line of credit was repaid in May 2003.

                On February 27, 2002, we agreed to retain Alexander H. Walker, Jr. as counsel to our company for one year at a monthly retainer of $12,500 commencing March 1, 2002, and Mr. Walker agreed to represent us in all of our contract negotiations, review of our press releases, and prepare and file the various documents which are required by our company and the SEC. We paid Mr. Walker $10,298 in 2002.

                Commencing in October 2002, Dr. Gunnerman began advancing funds to us at an interest rate of 1% per annum, and at December 31, 2002 the total advanced funds were $170,000. Dr. Gunnerman continued to advance funds to us and, by February 28, 2003, had advanced a total of approximately $320,000. On February 28, 2003, Dr. Gunnerman made a loan with a principal balance of $1,920,000 which was used to fully repay the $500,000 line of credit with Nevada State Bank, to repay the approximately $320,000 of existing short term advances made by Dr. Gunnerman, and to pay our operating expenses, including salaries, rent expenses, litigation costs, and equipment purchase costs.

                At December 31, 2002, Dr. Gunnerman owed us $3,575,000 under a note subscription for the issuance of 7,150,000 shares of our common stock issued on May 24, 2001. Effective February 28, 2003, we agreed with Dr. Gunnerman that the $1,920,000 loaned by Dr. Gunnerman to us be used to repay a portion of Dr. Gunnerman’s $3,575,000 subscription receivable. On May 13, 2003, Dr. Gunnerman paid the remaining $1,655,000 balance on his $3,575,000 subscription receivable. The interest on the $3,575,000 loan had been waived for the years ended 2001 and 2002. In view of the prepayment of the remaining cash balance prior to year end, the board of directors waived the interest accrued through the date of payment. As of June 30, 2003, the remaining portion of the original $3,575,000 subscription price had been fully paid by Dr. Gunnerman.

                In November 2003 Dr. Gunnerman provided us with an additional $500,000.00 in capital by purchasing 2,173,913 shares of our common stock for $500,000, or approximately $0.23 per share.

                On December 30, 2003, we issued a $500,000 promissory note to Dr. Gunnerman, of which $250,000 was advanced by Dr. Gunnerman on December 30, 2003 and the remaining $250,000 was advanced on March 22, 2004. The note was due on December 30, 2004, and required the payment to Dr. Gunnerman, in lieu of interest, of 500,000 shares of our common stock. On January 5, 2004, we issued 500,000 shares to Dr. Gunnerman valued at $0.37 per share and discounted 20% because of their restricted status, or $148,000, as prepaid interest through December 30, 2004 in lieu of a cash interest payment for the loan of $500,000. As of December 10, 2004, $500,000 remained outstanding under this note. In December 2004 Dr. Gunnerman agreed to extend the maturity of the note from December 30, 2004, to December 30, 2005 at an interest rate of 8% per annum. The extension agreement also provides for mandatory prepayments from revenues we receive from the sale of our products or the licensing of our technology or otherwise, and from the amount of unrestricted loan or equity financings we receive.

                In April 2004 Dr. Gunnerman furnished a commitment to fund up to an additional $2,000,000 in loans to us, of which $200,000 was advanced to us as of May 2004. In June 2004 the commitment was superseded by the funding under the June 3, 2004 and June 15, 2004 private placements. Accordingly, the $200,000 advanced by Dr. Gunnerman was repaid by us in June 2004.

                In December 2004 Dr. Gunnerman advanced $7 million to us as a loan. The loan is evidenced by a promissory note which bears interest at the rate of 0.5% above the “LIBOR” rate, payable annually, and the entire principal amount is due and payable in December 2007.

                All share issuances and option exercise prices described in this section were equal to fair market value of our common stock on the date the share or option issuances, as the case may be, and were approved by our board of directors, except as otherwise specifically noted. All of the transactions described in this section, although involving related parties, are believed to be on terms no more favorable than could have been obtained from an independent third party.

                Other Related Party Transactions

                Following is a description of material transactions during the past two years between us and our directors, executive officers, or members of their immediate family.

                On December 28, 2000, we had created a pool of options and we then granted Erika Herrmann an option to acquire 100,000 shares of our stock at $1.50 per share from that pool. Erika Herrmann exercised her option on May 24, 2001, by executing a promissory note for $150,000 or $1.50 per share. This promissory note was cancelled and the shares of stock were returned on September 30, 2002. In November 2002 we granted another stock option to Erika Herrmann to acquire 100,000 our shares at $0.10 per share when the fair market value of our shares was $0.31 per share. We determined to issue this option in recognition of Erika Herrmann continuing interest in financially supporting our company. In November 2002 Erika Herrmann exercised her option for the entire 100,000 share option and paid the option price of $0.10 per share.

                Commencing July 2001, we paid Loren Kalmen, a director since June 2003, $3,000 per month to consult with us on federal and state tax issues. This amount was decreased to $1,500 per month commencing July 2003, and the consulting arrangement terminated on November 30, 2004.

                In October 2002 we employed Kristina Ligon-Gunnerman, the daughter of Dr. Gunnerman, at an annual rate of $120,000, which was increased to $156,000 annually commencing in June 2004.

                On December 18, 2002, we issued 100,000 shares to Loren Kalmen for $0.10 per share, in part upon payment of an unsecured promissory note and in part in consideration of additional tax accounting services to be rendered to us. On December 28, 2000, we had created a pool of options and we then granted Loren Kalmen an option to acquire 100,000 shares of our stock at $1.50 per share from that pool. Loren Kalmen exercised his option on May 24, 2001, by executing a promissory note for $150,000 or $1.50 per share. This promissory note was cancelled and the shares of stock were returned on September 30, 2002. In November 2002 we granted another stock option to Loren Kalmen to acquire 50,000 of our shares at $0.10 per share when the fair market value of our shares was $0.31 per share. We determined to issue this option in consideration of Loren Kalmen providing continuing services to our Company. In December 2002 Loren Kalmen exercised his option for the entire 50,000 share option and paid the option price of $0.10 per share.

                On May 8, 2003, we issued 50,000 shares of common stock to Loren Kalmen in consideration of his agreement to serve as a director effective June 2003 based upon SulphCo’s determination of the value of such services.

                On December 30, 2003, we issued a $500,000 promissory note to Erika Herrmann, the sister-in-law of Dr. Gunnerman, of which $250,000 was advanced by Ms. Herrmann on December 30, 2003 and the remaining $250,000 was advanced on April 28, 2004. The note was due on December 30, 2004, and required the payment to Ms. Herrmann, in lieu of interest, of 500,000 shares of our common stock. On January 5, 2004, we issued 500,000 shares to Ms. Herrmann valued at $0.37 per share and discounted 20% because of their restricted status, or $148,000, as prepaid interest through December 30, 2004, in lieu of a cash interest payment for the loan of $500,000. As of December 10, 2004, $500,000 remained outstanding under this note. In December 2004 Ms. Herrmann agreed to extend the maturity of the note from December 30, 2004, to December 30, 2005 at an interest rate of 8% per annum. The extension agreement also provides for mandatory prepayments from revenues we receive from the sale of our products or the licensing of our technology or otherwise, and from the amount of unrestricted loan or equity financings we receive.

                Effective November 1, 2004, we entered into a consulting agreement with Peak One Consulting, Inc., a company owned by Richard L. Masica, a director, under which Peak One has agreed to provide management consulting services to SulphCo from time to time, as requested by SulphCo, until December 31, 2005, subject to earlier termination by either party. The consulting agreement provides for a consulting fee of $1,500 per day or $200 per hour, whichever is less.

                In connection with Mr. Masica’s appointment to the Board of Directors in November 2004, SulphCo agreed to grant Mr. Masica 25,000 shares of our common stock on January 1, 2005 for services as a director if he is then serving as a director. Mr. Masica was also granted an option on November 30, 2004, to acquire 25,000 shares of our common stock at an exercise price of $2.86 per share in consideration of services to be provided as a director, with the option expiring on November 30, 2007. These issuances of were based upon SulphCo’s determination of the value of the services rendered and to be rendered by Mr. Masica as a director. On December 27, 2004, our Board of Directors amended the terms of Mr. Masica’s compensation as a director to coincide with past compensation practices regarding outside directors and in view of Mr. Masica’s expected contributions to SulphCo. The amended terms provide for Mr. Masica to receive 50,000 shares of our common stock in lieu of the original proposal for 25,000 shares and 25,000 options, effective January 1, 2005.

                Effective January 2005 we entered into a monthly consulting agreement with Global 6, LLC, a company owned by Peter Gunnerman, which provides for Global 6 to provide management consulting services to SulphCo on a month-to-month basis, for a monthly consulting fee of $10,000. Peter Gunnerman is the son of Rudolf Gunnerman, our Chairman and Chief Executive Officer.

                Alan L. Austin, Jr. was appointed as our Vice President of Finance and Chief Financial Officer effective January 7, 2005. In connection with Mr. Austin’s appointment, we have agreed to pay him a salary of $180,000 per annum, which was increased to $192,000 per annum effective February 7, 2005, and have granted him 50,000 shares of common stock in order to induce Mr. Austin to join our company. Mr. Austin’s employment may be terminated by either party at any time. The grant of 50,000 shares of common stock was based upon SulphCo’s determination of the value of such services expected to be rendered as our chief financial officer.

                All share issuances and option exercise prices described in this section were equal to fair market value of our common stock on the date the share or option issuances, as the case may be, and were approved by our board of directors, except as otherwise specifically noted. All of the transactions described in this section, although involving related parties, are believed to be on terms no more favorable than could have been obtained from an independent third party.

                For additional information regarding related party transactions, see Note 6 and Note 10 to our audited financial statements which appear elsewhere in this report.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1*	Restated Articles of Incorporation, as filed on December 30, 2003, with the Nevada Secretary of State.

3.2 **	Amended and Restated Bylaws.

4.1+	Form of Additional Investment Rights initially issued on June 3, 2004.

4.2+ +	Form of Additional Investment Rights initially issued on June 15, 2004.

4.3+	Form of Warrant initially issued on June 3, 2004.

4.4+ +	Form of Warrant initially issued on June 15, 2004.

4.5#	Form of Warrant dated November 11, 2004, issued to Rubenstein Public Relations, Inc.

5.1#	Opinion re Legality of Securities.

10.1**	Executive Employment Agreement dated as of February 17, 2003, by and between SulphCo, Inc. and Kirk S. Schumacher.

10.2*	2003 Non-Officer Limited Stock Appreciation Rights Plan.

10.3+	Securities Purchase Agreement dated as of June 1, 2004, by and between SulphCo, Inc. and the Purchasers parties thereto.

10.4++	Securities Purchase Agreement dated as of June 14, 2004, by and between SulphCo, Inc. and the Purchasers parties thereto.

10.5#	Engagement Agreement dated July 1, 2002, by and between SulphCo, Inc. and RWG, Inc.

10.6#	Engagement Agreement dated July 1, 2004, by and between SulphCo, Inc. and RWG, Inc.

10.7#	Stock Subscription Agreement dated as of January 13, 2003, by and between SulphCo, Inc. and Kirk S. Schumacher.

10.8#	Promissory Note dated February 28, 2003, from SulphCo, Inc. to Rudolf W. Gunnerman.

10.9#	Stock Option Agreement dated as of May 8, 2003, between SulphCo, Inc. and Patrick E. Lacy.

10.10#	Engagement Agreement dated July 1, 2003, by and between SulphCo, Inc. and RWG, Inc.

10.11#	Stock Subscription Agreement dated as of October 28, 2003, by and between SulphCo, Inc. and Rudolf W. Gunnerman.

10.12#	Promissory Note dated December 30, 2003, from SulphCo, Inc. to Rudolf W. Gunnerman and Doris Gunnerman.

10.13#	Promissory Note dated December 30, 2003, from SulphCo, Inc. to Erika Herrmann.

10.14#	Stock Issuance Agreement dated as of December 30, 2003, by and between SulphCo, Inc. and Erika Herrmann.

10.15#	Stock Issuance Agreement dated as of December 30, 2003, by and between SulphCo, Inc. and Rudolf W. Gunnerman.

10.16#	Stock Issuance Agreement dated as of January 21, 2004, by and between SulphCo, Inc. and Fuad A M A Alghareeb.

10.17#	Letter dated April 28, 2004, from Rudolf W. Gunnerman to SulphCo, Inc.

10.18#	Promissory Note dated April 28, 2004, from SulphCo, Inc. to Rudolf W. Gunnerman.

10.19#	Finder’s Fee Agreement made as of May 11, 2004 between SulphCo, Inc. and Vantage Investments Group, Inc.

10.20#	Letter Agreement dated May 28, 2004 between SulphCo, Inc. and Olympus Securities, LLC.

10.21#	Engagement Agreement dated July 1, 2004, by and between SulphCo, Inc. and RWG, Inc.

10.22#	Consulting Agreement dated July 15, 2004, by and between SulphCo, Inc. and InteSec Group LLC.

10.23#	Collaboration Agreement dated August 6, 2004, by and between SulphCo, Inc. and ChevronTexaco Energy Technology Company.

10.24#	Contract for Establishment of a Limited Liability Company (SulphCo Oil Technologies Kuwait).

10.25#	Laboratory Test Agreement dated November 2002 by and between SulphCo, Inc. and ChevronTexaco Energy Research and Technology Company.

10.26#	Refinery Test Agreement dated May 2003 by and between SulphCo, Inc. and Chevron U.S.A., Inc.

10.27#	Loan Extension Agreement, dated for reference the 12th day of December, 2004, between Rudolf W. Gunnerman and SulphCo, Inc.

10.28#	Loan Extension Agreement, dated for reference the 12th day of December, 2004, between Erika Herrmann and SulphCo, Inc.

10.29(1)	Separation Agreement and General Release dated as of December 28, 2004, by and between SulphCo, Inc. and Kirk S. Schumacher.

10.30(2)	Letter Agreement dated as of January 6, 2005, by and between SulphCo, Inc. and Alan L. Austin, Jr.

10.31(3)	Promissory Note from SulphCo, Inc. to Rudolf W. Gunnerman dated December 31, 2004.

10.32#	Letter Agreement dated February 4, 2005, by and between SulphCo, Inc. and ChevronTexaco Energy Technology Company.

10.33(4)	Agreement dated February 22, 2005, by and between SulphCo, Inc. and OIL-SC, Ltd.

14*	Code of Ethics adopted by the Board of Directors on March 12, 2004.

16.1+++	Letter from Forbush and Associates to the SEC dated May 14, 2004.

23.1	Consent of Mark Bailey & Company, Ltd.

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002.

———————————

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

+  Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on June 4, 2004.

++  Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on June 16, 2004.

+++  Incorporated by reference from the registrant’s Form 10-QSB for the quarter ended March 31, 2004, (SEC File No. 27599) as filed with the SEC on May 17, 2004.

(1) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on January 3, 2005.

(2) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on January 10, 2005.

(3) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on January 4, 2005.

(4) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on February 25, 2005.

# Incorporated by reference from the registrant’s Registration Statement on form SB-2 (SEC File No. 333-117061).

(b)	Reports on Form 8-K:

(1)	On November 3, 2004, we filed a Current Report on Form 8-K under Items 3.02 and 9.01 to report the sale of $2.6 million of units of our securities in a private placement pursuant to the securities purchase agreements with certain institutional and individual investors, including filing the form of the securities purchase agreement, warrant and additional investment rights, as well as the related press release.

(2)	On December 6, 2004 we filed a Current Report on Form 8-K under Item 5.02 to report the resignation of Kirk S. Schumacher as a director and the appointment of Richard L. Masica as a director, both effective November 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors’ Fees

                The following table represents aggregate fees billed for each of our fiscal years ended December 31, 2004, and December 31, 2003, by our independent auditors.

Independent Audit Firm(1)	Fiscal Year Ended

	2004	2003

Mark Bailey & Company, Ltd.

Audit Fees	$60,000	$12,500
Audit-related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$60,000	$12,500

Forbush and Associates

Audit Fees	-0-	$34,430
Audit-related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	-0-	$34,430

——————————
(1)	On May 14, 2004, we dismissed Forbush and Associates as our principal auditor, and retained Mark Bailey & Company, Ltd. as our principal auditors. For further information see “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                Fees for audit services included fees associated with the annual audit and reviews of our quarterly reports, as well as services performed in conjunction with our filings of Registration Statements on Form SB-2 and Form S-8. All fees described above were approved by the Audit Committee.

SIGNATURES

                In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SULPHCO, INC.

March 28, 2005	By	/s/ Rudolf W. Gunnerman
———————————
Rudolf W. Gunnerman, Chairman of the Board and Chief Executive Officer

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rudolf W. Gunnerman	Chairman of the Board, Chief Executive	March 28, 2005
———————————————	Officer, Director
Rudolf W. Gunnerman	(Principal Executive Officer)

/s/ Richard L. Masica	Director	March 28, 2005
———————————————
Richard L. Masica

/s/ Alan L. Austin, Jr.	Vice President of Finance,	March 28, 2005
———————————————	Chief Financial Officer
Alan L. Austin, Jr.	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Loren J. Kalmen	Director	March 28, 2005
———————————————
Loren J. Kalmen

/s/ Harry P. Holman	Director	March 28, 2005
———————————————
Harry P. Holman

SULPHCO, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2004

AND

DECEMBER 31, 2003

WITH

AUDIT REPORT OF

REGISTERED PUBLIC ACCOUNTING FIRM

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, and 2003

Report of Registered Public Accounting Firm

March 4, 2005

Board of Directors
Sulphco, Inc.

We have audited the accompanying balance sheet of Sulphco, Inc., (a company in the development stage) as of December 31, 2004, and the related statements of operations, shareholders’ deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sulphco, Inc., (a company in the development stage), as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Mark Bailey & Company, Ltd.
Reno, Nevada

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEET
December 31, 2004

ASSETS

2004

Current Assets
Cash	$9,872,839
Related party accounts receivable	60,050
Prepaid expenses	38,860

Total current assets	9,971,749

Property and equipment (net of accumulated depreciation of $630,084)	604,410

Other Assets
Deferred tax asset (net of valuation allowance of $7,584,189)	—
Other	219,451

Total assets	$10,795,610

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$294,513
Accrued expenses	485,969
Related party notes payable	1,000,000

Total current liabilities	1,780,483

Long-Term Liabilities
Related party note payable	7,000,000

Total long term liabilities	7,000,000

Commitments and Contingencies	—

Total liabilities	8,780,483

Stockholders’ Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	—
Common stock, $.001 par value, 100,000,000 shares authorized
56,429,385 shares issued and outstanding	56,429
Additional paid-in-capital	25,347,781
Prepaid expenses via stock issuance	(75,075)
Related party receivable	(257,750)
Stock subscriptions receivable	(744,500)
Deficit accumulated during the development stage	(22,311,758)

Total stockholders’ equity	2,015,127

Total liabilities and stockholders’ equity	$10,795,610

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2004 and 2003 and From Inception

	2004	2003	Inception to date

Revenue
Sales	$—	$—	$42,967

Expenses

General and administrative expenses	(3,349,115)	(2,111,300)	(19,430,228)
Research and development expenses	(407,613)	(620,416)	(1,740,712)
Depreciation expense	(104,242)	(191,043)	(669,889)

Total expenses	(3,860,970)	(2,922,759)	(21,840,829)

Loss from operations	(3,860,970)	(2,922,759)	(21,797,862)

Other income (expense)
Interest income	17,303	—	56,612
Interest expense	(302,786)	(26,489)	(348,797)
Loss on disposal of investment	—	(221,711)	(221,711)

Loss before income taxes	(4,146,453)	(3,170,959)	(22,311,758)

Provision for income taxes	—	—	—

Net loss	$(4,146,453)	$(3,170,959)	$(22,311,758)

Loss per share: basic and diluted	$(0.08)	$(0.07)	$(0.64)

Weighted average shares: basic and diluted	53,713,346	47,965,000	34,938,170

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOW
For the Year Ended December 31, 2004 and 2003 and From Inception

	2004	2003	Inception to Date

Cash Flows from Operating Activities
Net loss	$(4,146,453)	$(3,170,959)	$(22,311,758)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	104,242	191,043	669,889
Shares issued for services	138,625	16,000	5,778,793
Shares subscribed for services		21,000	21,000
Shares issued for interest expense	296,000	—	296,000
Contribution from stockholder	555,000		555,000
Increase in accounts receivable	(317,569)	(231)	(317,800)
Loss on disposal of subsidiary		221,711	221,711
(Increase) decrease in prepaid expenses	(27,887)	211	(37,359)
Increase (decrease) in accounts payable	244,875	(103,800)	271,129
Increase (decrease) in accrued liabilities	405,593	4,644	509,353
Decrease in legal settlement	(13,636)	(86,364)	—

Net cash used in operating activities	(2,761,210)	(2,906,745)	(14,344,042)

Cash Flows from Investing Activities
Purchase of property and equipment	(58,508)	(276,854)	(896,126)
Investment in subsidiary	—	—	(221,711)
Payment of deposits	(10,000)	(15,742)	(46,822)
Development of intangible assets	(172,628)	—	(188,472)

Net cash provided by (used in) investing activities	(241,136)	(292,596)	(1,353,131)

Cash Flows from Financing Activities
Proceeds from issuance of stock	4,889,452	516,500	11,779,652
Proceeds from stock subscriptions	—	1,655,000	4,240,887
Proceeds from issuance of related party notes payable	7,500,000	2,250,000	11,000,000
Proceeds from issuance of line of credit	—	—	750,000
Return of capital	—	—	(118,427)
Principal payments on related party notes payable	(250,000)		(250,000)
Decrease in related party receivable	—	—	1,359,185
Payments on contracts payable	—	—	(250,000)
Principal payments on line of credit	—	(500,000)	(750,000)
Principal payments on advance from related party	—	—	(2,191,285)

Net cash provided by financing activities	12,139,452	3,921,500	25,570,012

Net increase in cash and cash equivalents	9,137,106	722,159	9,872,839

Cash and cash equivalents at inception,
period ending December 31, 2003 and 2002	735,733	13,574	—

Cash and cash equivalents at December 31, 2004 and 2003	$9,872,839	$735,733	$9,872,839

Supplemental Information and Noncash Transactions

During the year ended December 31, 2004 and 2003 $302,786 and $26,489 were paid for interest, respectively.
$296,000 of the total interest paid for the year ended December 31, 2004 was paid via issuance of stock.

During the years ended December 31, 2004 and 2003 there were no income taxes paid.

SULPHCO, INC. (A Company in the Development Stage) STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY For the Years Ended December 31, 2004 and 2003 and From Inception

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock issued for prepaid interest	Stock issued for prepaid expenses	Related party receivable	Common Stock Subscribed	Stock Subscriptions Receivable	Total Equity
	Shares	Amount

Balance, January 13, 1999

Stock issued for cash at $167 per share	1,000	$1	$166,999	$—	$—	$—	$—	$—	$—	$167,000

Restate from recapitalization of GRD, Inc.	19,999,000	19,999	(19,999)	—					—	—

Net loss				(128,802)						(128,802)

Balance at December 31, 1999	20,000,000	$20,000	$147,000	$(128,802)	$—	$—	$—	$—	$—	$38,198

Contributions from stockholders in December 2000
Cash			169,168							169,168
Equipment			362,331							362,331

Acquisition of Filmworld, Inc.	1,200,000	1,200	(251,200)							(250,000)

Stock issued for cash and subscription receivable at $0.50 per share	820,000	820	409,180						(208,500)	201,500

Stock options issued at $.50 per share in December 2000			919,401							919,401

Stock options issued at $1.50 per share in December 2000			94,799							94,799

Net loss				(1,364,393)						(1,364,393)

Balance at December 31, 2000	22,020,000	$22,020	$1,850,679	$(1,493,195)	$—	$—	$—	$—	$(208,500)	$171,004

Stock issued for intangible assets at $4.25 per share in January 2001	292,800	293	1,244,107							1,244,400

Stock issued for intangible assets at $2.85 per share in February 2001	400,000	400	1,139,600							1,140,000

Stock sold to a related party at $1.47 per share February 2001	24,750	25	36,431							36,456

Stock issued for marketing services at $2.86 per share April 2001	200,000	200	571,800							572,000

Issuance of options to related parties for services in June 2001			773,931							773,931

Stock issued in exchange for notes payable at $0.50 per share in June 2001	9,556,000	9,556	4,768,444						(4,778,000)	—

Stock issued in exchange for notes payable at $1.50 per share in June 2001	425,000	425	637,075						(637,500)	—

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC. (A Company in the Development Stage) STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY For the Years Ended December 31, 2004 and 2003 and From Inception

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock issued for prepaid interest	Stock issued for prepaid expenses	Related party receivable	Common Stock Subscribed	Stock Subscriptions Receivable	Total Equity
	Shares	Amount

Stock sold for cash at $2.94 per share in June 2001	100,000	100	293,900							294,000

Stock issued for a note receivable at $1.41 per share in June 2001	200,000	200	281,800						(282,000)	—

Stock issued to a related party for cash at $0.50 per share in June 2001	350,000	350	174,650							175,000

Cash received for subscription in July 2001									282,000	282,000

Cash received for subscriptions in August 2001									340,000	340,000

Stock issued for subscription receivable of $2,000,000 in September 2001	2,758,620	2,759	1,997,241						(2,000,000)	—

Stock issued to a related party for consulting fees at $0.85 per share in November 2001	4,000,000	4,000	3,396,000							3,400,000

Shares returned in November 2001	(300,000)	(300)	(1,558,147)						784,500	(773,947)

Cash received for subscriptions				—					200,000	200,000

Stock returned in December 2001	(100,000)	(100)	(49,900)						50,000	—

Stock options issued at a weighted average issue price of $0.75 per share in October 2001			89,020							89,020

Net loss				(6,927,525)						(6,927,524)

Balance at December 31, 2001	39,927,170	$39,928	$15,646,632	$(8,420,720)	$—	$—	$—	$—	$(6,249,500)	$1,016,340

Stock issued for related party services at $0.50 per share in March 2002	10,000,000	10,000	4,990,000							5,000,000

Stock returned in May 2002	(1,000,000)	(1,000)	(499,000)						500,000	—

Stock returned in June 2002	(100,000)	(100)	(71,900)						72,000	—

Stock returned in July 2002	(25,000)	(25)	(37,475)						37,500	—

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC. (A Company in the Development Stage) STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY For the Years Ended December 31, 2004 and 2003 and From Inception

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock issued for prepaid interest	Stock issued for prepaid expenses	Related party receivable	Common Stock Subscribed	Stock Subscriptions Receivable	Total Equity
	Shares	Amount

Payment on stock subscription received in July 2002									515,500	515,500

Stock returned in July 2002	(1,000,000)	(1,000)	(499,000)						500,000	—

Stock issued for services at $0.10 per share in September 2002	50,000	50	4,950							5,000

Stock returned in September 2002	(431,000)	(431)	(440,069)							(440,500)

Stock issued for services at $0.27 per share in October 2002	50,000	50	13,450							13,500

Stock Options issued in November 2002 for $0.10 per share (restated)			31,500							31,500

Stock issued to a related party for cash at $0.10 per share in November 2002	100,000	100	9,900							10,000

Stock issued to a related party for cash at $0.10 per share in December 2002	50,000	50	4,950							5,000

Net loss (restated)				(6,573,627)						(6,573,627)

Balance at December 31, 2002	47,621,170	$47,621	$19,153,938	$(14,994,346)	$—	$—	$—	$—	$(4,624,500)	$(417,287)

Stock subscribed for services at $0.42 per share in February 2003			20,950					50		21,000

Payment on stock subscription received in May 2003									3,575,000	3,575,000

Stock issued to a related party for cash at $0.33 per share in March 2003	50,000	50	16,450							16,500

Stock issued for services at $0.32 per share in May 2003	50,000	50	15,950							16,000

Stock returned in August 2003	(196,870)	(197)	(196,678)						196,875	—

Stock returned in September 2003	(3,130)	(3)	(3,322)						3,325	—

Stock issued to a related party for cash at $0.23 per share in November 2003	2,173,913	2,174	497,826							500,000

Stock returned in December 2003	(25,000)	(25)	(37,275)						37,300	—

Stock subscribed for prepaid interest at $0.296 per share in December 2003			295,000		(296,000)			1,000		—

Net loss				(3,170,959)						(3,170,959)

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC. (A Company in the Development Stage) STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY For the Years Ended December 31, 2004 and 2003 and From Inception

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock issued for prepaid interest	Stock issued for prepaid expenses	Related party receivable	Common Stock Subscribed	Stock Subscriptions Receivable	Total Equity
	Shares	Amount

Balance at December 31, 2003	49,670,083	$49,670	$19,762,839	$(18,165,305)	$(296,000)	$—	$—	$1,050	$(812,000)	$540,254

Restricted stock issued for interest on notes at $0.296 per share in January 2004	1,000,000	1,000						(1,000)		—

Stock issued for services at $0.85 per share in January 2004	100,000	100	84,900							85,000

Issued subscribed stock at $0.42 per share in March 2004	50,000	50						(50)		—

Vertical stock issuance at $0.90 per share in June 2004 (See Note 10 for attached rights and warrants)	2,978,342	2,978	2,677,530							2,680,508

Vertical stock issuance at $1.25 per share in June 2004 (See Note 10 for attached rights and warrants)	2,030,960	2,031	1,896,912							1,898,943

Stock options exercised at $0.55 per share in July 2004	200,000	200	109,800							110,000

Stock options exercised at $0.35 per share in July 2004	100,000	100	34,900							35,000

Stock issued for services at $2.86 per share in August 2004	45,000	45	128,655			(128,700)				—

Cacellation of subscribed stock at $1.50 per share in September 2004	(45,000)	(45)	(67,455)						67,500	—

Stock options exercised at $0.55 per share in December 2004	300,000	300	164,700							165,000

Amortization of prepaid interest					296,000					296,000

Amortization of prepaid expenses						53,625				53,625

Contribution from stockholder			555,000							555,000

Related party receivable (exercise of stock options)							(257,750)			(257,750)

Net loss				(4,146,453)						(4,146,453)

Balance December 31, 2004	56,429,385	$56,429	$25,347,781	$(22,311,758)	$—	$(75,075)	$(257,750)	$—	$(744,500)	$2,015,127

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, and 2003

1.	Organization and Significant Accounting Policies

Business

The Company is still considered a developmental stage company in 2004, as defined by Statement of Financial Accounting Standards (SFAS) No. 7 due to the Company’s primary focus of continuing to develop and market equipment and processes for the upgrading of crude oil by reducing its weight and the reduction of sulfur content.

Sulphco, Inc. (the Company), formerly Film World, Inc., was originally organized under the laws of the State of Nevada on December 23, 1986 under the name Hair Life Inc. The Company became inactive during 1987 and remained inactive until September 1994. In September 1994, through a reverse acquisition agreement, the Patterson Group became a wholly owned subsidiary of Hair Life, Inc. Operations were conducted via two subsidiaries until 1998, at which time all operations were discontinued and the Company remained dormant until January 1999 at which time it was restated from the recapitalization of GRD, Inc.

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

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, and 2003

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with maturities of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2004. The Company maintains amounts on deposit with financial institutions which exceed federally insured limits. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.

The Company evaluates the collectibility of accounts receivable on a case-by-case basis. The Company records a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The reserve is a discretionary amount determined from the analysis of aging.

Fair Value of Financial Instruments

The carrying amount of financial instruments held by the Company, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short duration. The carrying amount of the Company’s notes payable approximate their fair value based on incremental borrowing rates for similar types of borrowing arrangements.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. In accordance with FASB 144, the Company reviews its long-lived assets for impairment. Whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered through undiscounted future cash flows, such losses are recognized in the statement of operations.

The cost of property, plant, and equipment is depreciated over the remaining estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are depreciated over the lesser of the terms of the lease or the estimated useful lives of the assets. Depreciation is computed using the straight line method for both financial reporting and income tax purposes. Expenditures for maintenance and repairs are expensed when incurred, while betterments are capitalized. Gains and losses on the sale of property and equipment are reflected in the statement of operations.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, and 2003

Patent & Trademark Costs

Patents and trademarks are amortized using the straight-line method over their estimated period of benefit, ranging from 1 to 20 years. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during the periods presented.

Research and Development

The Company expenses research and development as incurred.

Income Taxes

The Company provides for income taxes under the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires an asset and liability based approach in accounting for income taxes.

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

Revenue Recognition

In 2000 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Pursuant to SAB No. 101 and the relevant generally accepted accounting principles, the Company will recognize revenue upon the passage of title, ownership and the risk of loss to the customer. During the period ended December 31, 2004, interest income accounted for all the Company’s revenue.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, and 2003

New Accounting Pronouncements

In April 2003 the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement, which amends and clarifies existing accounting pronouncements, addresses financial accounting and reporting for derivative or other hybrid instruments. This Statement requires that contracts with comparable characteristics be accounted for similarly. It is effective for contracts entered into or modified after September 30, 2003. The Company does not expect the adoption of SFAS 149 to have any impact on the financial statements.

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

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, and 2003

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment to Accounting Research Bulletin (“ARB”) No. 43, Chapter 4”. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application of SFAS No. 151 is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the Company’s future financial position, cash flows or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004, or “R”), “Share-Based Payment — a revision of FASB Statement No. 123 Accounting for Stock-Based Compensation”. SFAS No. 123 supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company’s first quarter ended April 1, 2006.

2.	Property and Equipment

The following is a summary of property, plant, and equipment – at cost, less accumulated depreciation and the estimated useful lives:

	2004	2003

Equipment	$629,056	$585,984

Computers	73,895	67,367

Office furniture	44,669	44,669

Desulfurization unit	431,417	427,630

Leasehold improvements	55,457	50,337

	1,234,494	1,175,987

Less: Accumulated depreciation	(630,084)	(525,842)

Total	$604,410	$650,145

3.	Collaboration and Joint Venture Agreements

The Company has an uncommissioned desulfurization unit. This unit consists of a trailer containing equipment to be used to remove sulfur from crude oil that was sent to ChevronTexaco’s El Segundo refinery for testing during 2003 as part of the Company’s collaboration agreement with Energy Technology Company (“ETC”), a division of ChevronTexaco. The Company spent $3,787 and $65,871 for the years ended December 31, 2004 and 2003, respectively, upgrading the equipment.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, and 2003

During the year ended December 31, 2004 the equipment was returned to the Company’s Sparks, Nevada location. At December 31, 2004 and 2003 the value of the desulfurization unit (“unit”) was $431,417 and $427,630, respectively (See Note 2). No depreciation expense related to the unit was recognized in 2004 or 2003 as it is considered work in process.

The Company owns 49% of a joint venture to market and deploy the Company’s technology in Kuwait. There was no activity in the entity for the year ended December 31, 2004.

4.	Patents and Trademarks

At December 31, 2004 the Company capitalized $172,628 in costs that were incurred in connection with filing and maintaining patents and trademarks related to its internally developed technology in accordance with Accounting Principles Board (“APB”) Opinion No. 17 – Intangible Assets. Due to the majority of the capitalized costs being incurred near the year ended December 31, 2004 no amortization expense was recognized.

5.	Investment in Subsidiary

On November 1, 2001, the Company formed a joint venture to implement its desulfurization process throughout Europe. To initiate the program, the company granted an Exclusive Technology License to Innovative Clean Technologies S.A. (“ICT”), a Luxembourg corporation and wholly owned subsidiary of Eliop International. Eliop International is a Luxembourg corporation that was owned 50.5% by the Company. These corporations are managed by Mr. Luigi Profumo, who controls Eliop, a major petroleum refinery in Genoa, Italy. This investment was valued in 2001 based on the net book value of equipment provided to the refinery in Italy under the licensing agreement.

The joint venture agreement was cancelled as of August 5, 2002 for ICT’s failure to comply with the terms of the contract. At the time of cancellation, ICT had no authority to represent the Company and was demanded to immediately return the Company’s equipment valued at $221,771. The Company believed the assets would be returned sometime during 2003. After numerous failed attempts to obtain the assets during the year ended December 31, 2003, it was determined that the Company would not receive the equipment. During the year ended December 31, 2003, the Company abandoned the investment valued at $221,711.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, and 2003

6.	Notes Payable – Related Party

The Company’s notes payable consist of the following as of December 31, 2004:

On December 30, 2003, the Company issued a $500,000 note to the Chairman and CEO and a $500,000 note to a related party. From each of these notes, $250,000 was obtained before year end. The balance of $250,000 for each note was issued during 2004. The notes were originally issued on December 30, 2003 at an effective interest rate of 29.6%, which was paid via the issuance of 1,000,000 shares of restricted stock on January 1, 2004 for total consideration of $296,000 or $0.296 per share. On December 30, 2004 the notes were renewed at 8% per annum with the interest payable quarterly and principal due at December 30, 2005.

On December 31, 2004, under the Board’s approval, the Company borrowed $7,000,000 in the form of a long-term note from the Chairman and CEO. Interest on the note is variable at the rate of the 3-month London Inter-Bank Offering Rate (“LIBOR”) plus 0.5% per annum, with interest only payments due on December 31, 2005 and 2006 and the remaining accrued interest and principal due on December 31, 2007 when the note matures. The interest rate on the note as of December 31, 2004 was 2.90%.

The annual obligations related to these notes based on the current 2004 interest rates are as follows:

Year	Principal	Interest	Total

2005	$1,000,000	$283,000	$1,283,000

2006	0	203,000	203,000

2007	7,000,000	203,000	7,203,000

Thereafter	0	0	0

Total	$8,000,000	$689,000	$8,689,000

As of December 31, 2004, accrued interest of $786 related to the above notes is classified as accrued expenses for balance sheet purposes.

Interest expense of $302,786 and $26,489 were paid for December 31, 2004 and December 31, 2003, respectively.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, and 2003

7.	Operating Lease

The Company leases office and warehouse space in Sparks, Nevada. In February 2004 the Company extended its lease term for one additional year to March 3, 2005 and in February of 2005, the lease was again extended for two years to March 3, 2007. (See Note 15)

Following is a schedule of payments required under the rental lease agreement:

2005	458,061
2006	461,060
2007	76,843
2008	-0-
After 2008	-0-

Total minimum lease payments	$995,964

The Company paid $443,007 and $427,138 for rent expense in 2004 and 2003, respectively.

8.	Contingencies

The Company is currently the subject of an SEC investigation. The SEC alleges violations of Sections 5(a), 5(c) and 17(a) of the Securities Act of 1934 and Section 10(b) of the Securities Act of 1934 and Rule 10b-5. The Company has retained counsel and responded to the inquiry. As of the report date, the SEC has not responded and, therefore, the outcome of the action is not determinable at this time. Any such action could have a material adverse effect on the Company.

9.	Related Party Transactions

In February 2003 the Company agreed to issue 50,000 shares of common stock to a director at $0.42 per share for director services of $21,000. These shares were issued in March 2004.

The CEO was paid consulting fees of $370,000 in 2004. The consulting agreement is set to terminate on July 1, 2005.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, and 2003

As of December 31, 2004 the Company had a receivable due from the Chairman and CEO related to personal expenses incurred while performing Company functions in the amount of $60,050. The Company received payment related to the receivable in early January 2005.

As of December 31, 2004 the Company had a $25,000 payable due to a related party for the day to day operations of the business. The amount is classified as accounts payable for balance sheet purposes and was relieved in January 2005.

As of December 31, 2004 the Company had a $257,750 receivable due from a former employee for payroll tax liabilities related to the exercise of Company stock options.

In February 2003 we entered into an Executive Employment Agreement with our then president, Kirk S. Schumacher, who served as our President and Secretary from February 2004 through December 2004. The agreement provided for his employment by us through February 17, 2008, and provided for an initial signing bonus of $100,000, which was paid February 2003, an annual base salary of $300,000, and incentive compensation commencing in 2004. The agreement included a grant of stock options for 1,000,000 shares of our common stock at an exercise price of $.55 per share, expiring February 14, 2006.

Effective December 28, 2004, Mr. Schumacher resigned as President and Secretary. In connection with Mr. Schumacher’s resignation SulphCo and Mr. Schumacher entered into a Separation Agreement and General Release, dated and effective December 28, 2004, which provided for Mr. Schumacher to retain 500,000 of the 1,000,000 million options previously granted to him under his Executive Employment Agreement, and to receive a separation payment of $165,000 upon resignation in lieu of the $600,000 severance payment provided for under the Executive Employment Agreement. The remaining 500,000 options previously granted under the Executive Employment Agreement were cancelled pursuant to the Separation Agreement.

In addition, on December 28, 2004, Rudolf Gunnerman personally granted to Mr. Schumacher an option to acquire 100,000 shares of SulphCo, Inc. Common Stock owned by Mr. Gunnerman at an exercise price of $0.55. This option expires in February 2006. As Dr. Gunnerman is the Chairman, CEO and controlling shareholder of the Company, in accordance with SFAS 123 “Share Based Payment” the Company recognized an expense of $555,000, the difference between the exercise price of the option granted to Mr. Schumacher by Dr. Gunnerman, and the market price on the date of grant, December 28, 2004, in the period ended December 31, 2004.

See Note 6 for related party notes payable as of December 31, 2004.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, and 2003

10.	Common Stock

The Company had the following transactions related to its common stock during the year ended December 31, 2004:

In February 2003 the Company agreed to issue 50,000 shares of common stock to a director at $0.42 per share for director services of $21,000. These shares were issued in March 2004.

In December 2003 one million restricted common shares were subscribed for and subsequently issued restricted shares at $0.296 per share in January 2004 for interest of $296,000 on related party notes (see Note 6).

In January 2004, the Company issued 100,000 shares of common stock at $0.85 per share for the services of a consultant valued at $85,000.

In June 2004 the Company entered into two private placements. The first private placement was to sell 2,978,342 shares of common stock at $0.90 per share, warrants exercisable at $1.125 per share for 1,073,690 shares of common stock, and additional investment rights entitling the purchaser to purchase up to 6,135,357 shares of common stock at a purchase price of $0.90 and a warrant to purchase up to 2,147,379 shares at $1.125 per share. The investment rights are exercisable by investors for 180 trading days following the effective date of the registration statement. The warrants are exercisable for up to 30 months after the date of their issuance. As of December 31, 2004 all the shares were issued related to the first placement for cash totaling $2,680,508.

The second private placement was to sell 2,030,960 shares of common stock at $1.25 per share, warrants exercisable at $1.5625 per share for 732,161 shares of common stock, and additional investment rights entitling the purchaser to purchase up to 2,091,889 shares of common stock at $1.25 per share and a warrant to purchase up to 1,464,322 shares at $1.5625 per share. The investment rights are exercisable by investors for 180 trading days following the effective date of the registration statement. The warrants are exercisable for up to 30 months after the date of their issuance. As of December 31, 2004 all shares were issued related to the second placement for cash of $1,898,943 and services of $639,757 totaling $2,538,700.

In July 2004, the Company issued 200,000 shares of common stock at $0.55 per share in connection with the exercise of stock options granted in 2003 for cash in the amount of $110,000.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, and 2003

In July 2004, the company issued 100,000 shares of common stock at $0.35 per share in connection with the exercise of stock options granted in 2003 for cash in the amount of $35,000.

In August 2004, the Company issued 45,000 shares at $2.86 per share for the services of a consultant valued at $128,700.

In September 2004 45,000 subscribed shares at $1.50 per share were returned to the Company to cancel part of a subscription receivable of $67,500.

In December 2004 the Company issued 300,000 shares of common stock at $0.55 per share in connection with the exercise of stock options granted in 2003 for cash in the amount of $165,000.

11.	Stock Options

The Company has adopted the disclosure provision for stock-based compensation of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which was released in December 2002 as an amendment of SFAS No. 123, but continues to account for such items using the intrinsic value method as outlined under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under APB 25, if the exercise price of the Company’s employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant no compensation expense is recognized.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, and 2003

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The following table illustrates the effect on net loss per share if the fair value-based method had been applied to all awards:

	2004	2003

Net loss – as reported	$(4,146,453)	$(3,170,959)

Net loss – pro forma	$(4,146,453)	$(3,188,982)

Loss per share – as reported	$(0.08)	$(0.07)

Loss per share – pro forma	$(0.08)	$(0.07)

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions. The options granted during the year ended December 31, 2004 are included in the current year net loss.

	2004	2003

Expected Dividend yield	$ -0-	$ -0-

Expected stock price volatility	n/a	272%
Risk free interest rate	n/a	4.00-4.65%
Expected life of options	—	3 years

The following table summarizes information about stock options outstanding at December 31, 2004 and 2003:

	2004		2003

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning	1,100,000	$0.53	—	$—

Options exercised	(600,000)	0.52	—	—

Options forfeited	(500,000)	0.55	—	—

Option granted	100,000	0.55	1,100,000	0.53

Outstanding, ending	100,000	$0.55	1,100,000	$0.53

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, and 2003

The Company has a Non-Officer Limited Stock Appreciation Rights Plan. In August 2003 ten employees were granted awards for 2,500 limited stock appreciation rights, each with a multiplier of eighteen, at a base price of $0.24. The limited stock appreciation rights are exercisable only upon the following two conditions being met; first, the closing price of the Company’s common stock must have exceeded $10 for at least three consecutive trading days; second, the Company must have engaged in an acquisition after the first condition is met.

12.	Stock Subscriptions

As of December 31, 2004 the Company had stock subscriptions receivable of $744,500. In January 2004 the Company filed suit for the remittance of $737,000 of the receivable that, as of the report date, is being disputed.

13.	Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$7,584,189	$6,176,204
Valuation allowance	(7,584,189)	(6,176,204)

Net deferred tax assets	$—	$—

For the year ended December 31, 2004, the valuation allowance was increased by $1,407,985 due to the uncertainties surrounding the realization of the deferred tax assets, resulting from the Company’s net loss of $4,146,453 in fiscal 2004 and an accumulated deficit of $22,311,758 at December 31, 2004.

The provision (benefit) for income taxes differs from the provision (benefit) amount computed by applying the statutory federal tax rate (34%) to the loss before taxes due to the following:

	2004	2003

Computed expected benefit	$(1,409,794)	$(1,078,126)
Nondeductible expenses	1,809	—
Increase in valuation allowance	1,407,985	1,078,126

Provision (benefit) for income taxes	$—	$—

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, and 2003

As of December 31, 2004, the Company had a net operating loss carryforward for federal income tax purposes of $22,306,438. This net operating loss carryforward will begin to expire in 2019. The valuation allowance has been estimated in an amount equal to the projected future benefit of the loss carryforward due to the current assumption the Company will not generate sufficient income to utilize the future tax benefit.

14.	Quarterly Financial Information (Unaudited)

Summarized unaudited quarterly financial information for the years ended December 31, 2004 and 2003 are noted below (in thousands, except for per share amounts):

	2004

	Dec. 31, 2004	Sep. 30, 2004	Jun. 30, 2004	Mar. 31, 2004

Net revenues	$—	$—	$—	$—

Gross profit	$—	$—	$—	$—

Net (loss)	$(1,692)	$(915)	$(736)	$(803)

Net (loss) per share – basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)

	2003

	Dec. 31, 2003	Sep. 30, 2003	Jun. 30, 2003	Mar. 31, 2003

Net revenues	$—	$—	$—	$—

Gross profit	$—	$—	$—	$—

Net loss	$(1,534)	$(477)	$(556)	$(604)

Net loss per share – basic and diluted	$(0.04)	$(0.01)	$(0.01)	$(0.01)

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, and 2003

15.	Subsequent Events

In January 2005, the Company issued 50,000 common shares at $5.47 per share for the services of a director valued at $273,500.

In January 2005, the Company hired a new Chief Financial Officer and issued the officer 50,000 common shares at $4.08 per share valued at $204,000.

In March 2005, the operating lease agreement was extended for two years, expiring March 3, 2007. The additional obligations have been included in the schedule at Note 7.

On February 6, 2005, the Company and ChevronTexaco agreed to extend Phase 1 of the collaboration agreement, as noted in the 8-K filed with the SEC on February 10, 2005.

On February 22, 2005, the Company entered into an agreement with OIL-SC to provide for the sale of a Sonocracking ™ pilot plant for $1 million, as noted in the 8-K filed with the SEC on February 25, 2005.

EXHIBIT INDEX

3.1*	Restated Articles of Incorporation, as filed on December 30, 2003, with the Nevada Secretary of State.

3.2**	Amended and Restated Bylaws.

4.1+	Form of Additional Investment Rights initially issued on June 3, 2004.

4.2++	Form of Additional Investment Rights initially issued on June 15, 2004.

4.3 +	Form of Warrant initially issued on June 3, 2004.

4.4 ++	Form of Warrant initially issued on June 15, 2004.

4.5 #	Form of Warrant dated November 11, 2004, issued to Rubenstein Public Relations, Inc.

5.1 #	Opinion re Legality of Securities.

10.1**	Executive Employment Agreement dated as of February 17, 2003, by and between SulphCo, Inc. and Kirk S. Schumacher.

10.2*	2003 Non-Officer Limited Stock Appreciation Rights Plan.

10.3+	Securities Purchase Agreement dated as of June 1, 2004, by and between SulphCo, Inc. and the Purchasers parties thereto.

10.4++	Securities Purchase Agreement dated as of June 14, 2004, by and between SulphCo, Inc. and the Purchasers parties thereto.

10.5#	Engagement Agreement dated July 1, 2002, by and between SulphCo, Inc. and RWG, Inc.

10.6#	Engagement Agreement dated July 1, 2004, by and between SulphCo, Inc. and RWG, Inc.

10.7#	Stock Subscription Agreement dated as of January 13, 2003, by and between SulphCo, Inc. and Kirk S. Schumacher.

10.8#	Promissory Note dated February 28, 2003, from SulphCo, Inc. to Rudolf W. Gunnerman.

10.9#	Stock Option Agreement dated as of May 8, 2003, between SulphCo, Inc. and Patrick E. Lacy.

10.10#	Engagement Agreement dated July 1, 2003, by and between SulphCo, Inc. and RWG, Inc.

10.11#	Stock Subscription Agreement dated as of October 28, 2003, by and between SulphCo, Inc. and Rudolf W. Gunnerman.

10.12#	Promissory Note dated December 30, 2003, from SulphCo, Inc. to Rudolf W. Gunnerman and Doris Gunnerman.

10.13	#	Promissory Note dated December 30, 2003, from SulphCo, Inc. to Erika Herrmann.

10.14	#	Stock Issuance Agreement dated as of December 30, 2003, by and between SulphCo, Inc. and Erika Herrmann.

10.15	#	Stock Issuance Agreement dated as of December 30, 2003, by and between SulphCo, Inc. and Rudolf W. Gunnerman.

10.16	#	Stock Issuance Agreement dated as of January 21, 2004, by and between SulphCo, Inc. and Fuad A M A Alghareeb.

10.17	#	Letter dated April 28, 2004, from Rudolf W. Gunnerman to SulphCo, Inc.

10.18	#	Promissory Note dated April 28, 2004, from SulphCo, Inc. to Rudolf W. Gunnerman.

10.19	#	Finder’s Fee Agreement made as of May 11, 2004 between SulphCo, Inc. and Vantage Investments Group, Inc.

10.20	#	Letter Agreement dated May 28, 2004 between SulphCo, Inc. and Olympus Securities, LLC.

10.21	#	Engagement Agreement dated July 1, 2004, by and between SulphCo, Inc. and RWG, Inc.

10.22	#	Consulting Agreement dated July 15, 2004, by and between SulphCo, Inc. and InteSec Group LLC.

10.23	#	Collaboration Agreement dated August 6, 2004, by and between SulphCo, Inc. and ChevronTexaco Energy Technology Company.

10.24	#	Contract for Establishment of a Limited Liability Company (SulphCo Oil Technologies Kuwait).

10.25	#	Laboratory Test Agreement dated November 2002 by and between SulphCo, Inc. and ChevronTexaco Energy Research and Technology Company.

10.26	#	Refinery Test Agreement dated May 2003 by and between SulphCo, Inc. and Chevron U.S.A., Inc.

10.27	#	Loan Extension Agreement, dated for reference the 12th day of December, 2004, between Rudolf W. Gunnerman and SulphCo, Inc.

10.28	#	Loan Extension Agreement, dated for reference the 12th day of December, 2004, between Erika Herrmann and SulphCo, Inc.

10.29	(1)	Separation Agreement and General Release dated as of December 28, 2004, by and between SulphCo, Inc. and Kirk S. Schumacher.

10.30	(2)	Letter Agreement dated as of January 6, 2005, by and between SulphCo, Inc. and Alan L. Austin, Jr.

10.31	(3)	Promissory Note from SulphCo, Inc. to Rudolf W. Gunnerman dated December 31, 2004.

10.32#	Letter Agreement dated February 4, 2005, by and between SulphCo, Inc. and ChevronTexaco Energy Technology Company.

10.33(4)	Agreement dated February 22, 2005, by and between SulphCo, Inc. and OIL-SC, Ltd.

14*	Code of Ethics adopted by the Board of Directors on March 12, 2004.

16.1+++	Letter from Forbush and Associates to the SEC dated May 14, 2004.

23.1	Consent of Mark Bailey & Company, Ltd.

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002.

——————————

*	Incorporated by reference from the registrant’s Annual Report on Form 10-KSB (SEC File No. 333-27599) as filed with the SEC on March 29, 2004.

**	Incorporated by reference from the registrant’s Form 10-QSB for the quarter ended March 31, 2003 (SEC File No. 27599) as filed with the SEC on May 14, 2003.

+	Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on June 4, 2004.

++	Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on June 16, 2004.

+++	Incorporated by reference from the registrant’s Form 10-QSB for the quarter ended March 31, 2004, (SEC File No. 27599) as filed with the SEC on May 17, 2004.

(1)	Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on January 3, 2005.

(2)	Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on January 10, 2005.

(3)	Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on January 4, 2005.

(4)	Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on February 25, 2005.

#	Incorporated by reference from the registrant’s Registration Statement on form SB-2 (SEC File No. 333-117061).