Form 10KSB/A
period 2003-12-31
SULPHCO INC
filed 2005-04-15
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 7

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT 1934

For the fiscal year ended December 31, 2003

Commission file number 0-27599

SULPHCO, INC.
(Name of Small Business Issuer in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0224817 (I.R.S. Employer Identification No.)

850 Spice Islands Drive, Sparks, NV (Address of principal executive offices)	89431 (Zip Code)

Issuer’s Telephone number:  (775) 829-1310

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

EXPLANATORY NOTE

          SulphCo, Inc. (the “Company”) is filing this Form 10-KSB/A (“Amendment No. 7”) to amend its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (the “Original Filing”) filed on March 29, 2004 with the Securities and Exchange Commission (“SEC”), as amended by Amendment No. 1 filed with the SEC on June 14, 2004 (“Amendment No. 1”), and amended by Amendment No. 2 filed with the SEC on July 1, 2004 (“Amendment No. 2”), and amended by Amendment No. 3 filed with the SEC on November 12, 2004 (“Amendment No. 3”), and amended by Amendment No. 4 filed with the SEC on November 24, 2004 (“Amendment No. 4”), and amended by Amendment No. 5 filed with the SEC on January 26, 2005 (“Amendment No. 5”), and amended by Amendment No. 6 filed with the SEC on February 9, 2005 (“Amendment No. 6”, and together with Amendment Nos. 1-6, inclusive, the “Prior Amendments”) in order to (i) refile in its entirety “Part I — Item 7. Financial Statements” to include restated audited financial statements for the years ended December 31, 2003 and December 31, 2002 and the report thereon prepared by the Company’s independent auditors, Mark Bailey & Company, Ltd. dated June 17, 2004 (Restated April 4, 2005), and (ii) to refile in its entirety “Part III — Item 13. Exhibits and Reports on Form 8-K” to reflect the updated certifications of our Chief Executive Officer and Principal Accounting Officer included with this Amendment.

          As indicated in Note 2 to the restated financial statements included in this Amendment No. 7, the Company has identified certain errors in its previously issued financial statements related to the capitalization of certain research and development expenses in the amount of $101,606 for the year ended December 31, 2003. As a result, the Company has restated its previously issued financial statements for the year ended December 31, 2003. The Company previously reported a net loss of $3,069,353, or $(0.06) per share, for the year ended December 31, 2003. The restatement resulted in the Company reporting net loss of $3,170,959 million, or $(0.07) per share, for the year ended December 31, 2003.

          There were no other material changes from the financial statements filed with the Original Filing as amended by the Prior Amendments

          This Amendment No. 7 does not amend any other information previously filed in the Original Filing as amended by the Prior Amendments. The Original Filing as amended by the Prior Amendments is hereby superseded and amended with respect to the information set forth in this Amendment.

ITEM 7. FINANCIAL STATEMENTS

SULPHCO, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2003

AND

DECEMBER 31, 2002

WITH

AUDIT REPORT OF

REGISTERED PUBLIC ACCOUNTING FIRM

MARK BAILEY & CO. LTD.

Certified Public Accountants
Management Consultants

Office Address: 1495 Ridgeview Drive, Ste. 200 Reno, Nevada 89509-6634	Phone: 775/332.4200 Fax: 775/332.4210	Mailing Address: P.O. Box 6060 Reno, Nevada 89513

Report of Registered Public Accounting Firm

June 17, 2004 (Restated April 4, 2005)

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

As discussed in Note 2, during 2004, the Company determined that it should have recognized compensation expense related to the issuance of stock options for the year ended December 31, 2002. The Company also identified certain errors in its previously issued financial statements related to the capitalization of certain research and development expenses for the year ended December 31, 2003. As a result, the Company has restated it’s previously issued financial statements for the year ended December 31, 2003 and has recorded a prior period adjustment to its accumulated deficit as of December 31, 2002.

/s/ Mark Bailey & Company, Ltd.
Reno, Nevada

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEET
December 31, 2003

ASSETS

2003
Current Assets
Cash	$735,733
Other current assets	11,204

Total current assets	746,937

Property and equipment (net of accumulated depreciation of $525,842)	650,145

Other Assets
Deferred tax asset (net of valuation allowance of $6,176,204)	-
Other	36,822

Total assets	$1,433,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$49,638
Accrued expenses	80,376
Settlement liability	13,636
Related party notes payable	750,000

Total current liabilities	893,650

Commitments and Contingencies	-

Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized ($.001 par value) none issued	-
Common stock, $.001 par value, 100,000,000 shares authorized 49,670,083 shares issued and outstanding	49,670
Additional paid-in-capital (restated for 2002)	19,762,839
Stock issued for prepaid expense	(296,000)
Stock subscriptions receivable	(812,000)
Common stock subscribed	1,050
Deficit accumulated during the development stage (restated for 2002)	(18,165,305)

Total stockholders’ equity	540,254

Total liabilities and stockholders’ equity	$1,433,904

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003 and 2002 and From Inception

	Restated 2003	Restated 2002	Inception to date

Revenue
Sales	$-	$42,967	$42,967

Expenses
General and administrative expenses (restated for 2002)	(2,111,300)	(6,120,173)	(16,081,113)
Research and development expenses	(620,416)	(324,192)	(1,333,099)
Depreciation expense	(191,043)	(160,530)	(565,647)

Total expenses	(2,922,759)	(6,604,895)	(17,979,859)

Loss from operations	(2,922,759)	(6,561,928)	(17,936,892)

Other income (expense)
Interest income	-	5,213	39,309
Interest expense	(26,489)	(16,912)	(46,011)
Loss on disposal of investment	(221,711)	-	(221,711)

Loss before income taxes	(3,170,959)	(6,573,627)	(18,165,305)

Provision for income taxes	-	-	-

Net loss (restated for 2002)	$(3,170,959)	$(6,573,627)	$(18,165,305)

Loss per share - basic and diluted	$(0.07)	$(0.15)	$(0.58)

Weighted average shares outstanding - basic and diluted	47,965,000	43,775,337	31,321,421

	Pro Forma Income Data

Net loss as reported (restated)	$(3,170,959)	$(6,573,627)	$(18,165,305)
Effect of error not corrected (net of tax)	101,606	31,500	133,106

Pro forma net loss previously reported	$(3,069,353)	$(6,542,127)	$(18,032,199)

Pro forma loss per share: basic and diluted	$(0.06)	$(0.15)	$(0.58)

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2003 and 2002 and From Inception

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock issued for prepaid interest	Common Stock Subscribed	Stock Subscriptions Receivable	Total Equity
	Shares	Amount

Balance, January 13, 1999

Stock issued for cash at $167 per share	1,000	$1	$166,999	$—	$—	$—	$—	$167,000

Restate from recapitalization of GRD, Inc.	19,999,000	19,999	(19,999)	—			—	—

Net loss				(128,802)				(128,802)

Balance at December 31, 1999	20,000,000	$20,000	$147,000	$(128,802)	$—	$—	$—	$38,198

Contributions from stockholders in December 2000
Cash			169,168					169,168
Equipment			362,331					362,331

Acquisition of Filmworld, Inc.	1,200,000	1,200	(251,200)					(250,000)

Stock issued for cash and subscription receivable at $0.50 per share	820,000	820	409,180				(208,500)	201,500

Stock options issued at $.50 per share in December 2000			919,401					919,401

Stock options issued at $1.50 per share in December 2000			94,799					94,799

Net loss				(1,364,393)				(1,364,393)

Balance at December 31, 2000	22,020,000	$22,020	$1,850,679	$(1,493,195)	$—	$—	$(208,500)	$171,004

Stock issued for intangible assets at $4.25 per share in January 2001	292,800	293	1,244,107					1,244,400

Stock issued for intangible assets at $2.85 per share in February 2001	400,000	400	1,139,600					1,140,000

Stock sold to a related party at $1.47 per share February 2001	24,750	25	36,431					36,456

Stock issued for marketing services at $2.86 per share April 2001	200,000	200	571,800					572,000

Issuance of options to related parties for services in June 2001			773,931					773,931

Stock issued in exchange for notes payable at $0.50 per share in June 2001	9,556,000	9,556	4,768,444				(4,778,000)	—

Stock issued in exchange for notes payable at $1.50 per share in June 2001	425,000	425	637,075				(637,500)	—

Stock sold for cash at $2.94 per share in June 2001	100,000	100	293,900					294,000

Stock issued for a note receivable at $1.41 per share in June 2001	200,000	200	281,800				(282,000)	—

Stock issued to a related party for cash at $0.50 per share in June 2001	350,000	350	174,650					175,000

Cash received for subscription in July 2001							282,000	282,000

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2003 and 2002 and From Inception

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock issued for prepaid interest	Common Stock Subscribed	Stock Subscriptions Receivable	Total Equity
	Shares	Amount

Cash received for subscriptions in August 2001							340,000	340,000

Stock issued for subscription receivable of $2,000,000 in September 2001	2,758,620	2,759	1,997,241				(2,000,000)	—

Stock issued to a related party for consulting fees at $0.85 per share in November 2001	4,000,000	4,000	3,396,000					3,400,000

Shares returned in November 2001	(300,000)	(300)	(1,558,147)				784,500	(773,947)

Cash received for subscriptions				—			200,000	200,000

Stock returned in December 2001	(100,000)	(100)	(49,900)				50,000	—

Stock options issued at a weighted average issue price of $0.75 per share in October 2001			89,020					89,020

Net loss				(6,927,525)				(6,927,524)

Balance at December 31, 2001	39,927,170	$39,928	$15,646,632	$(8,420,720)	$—	$—	$(6,249,500)	$1,016,340

Stock issued for related party services at $0.50 per share in March 2002	10,000,000	10,000	4,990,000					5,000,000

Stock returned in May 2002	(1,000,000)	(1,000)	(499,000)				500,000	—

Stock returned in June 2002	(100,000)	(100)	(71,900)				72,000	—

Stock returned in July 2002	(25,000)	(25)	(37,475)				37,500	—

Payment on stock subscription received in July 2002							515,500	515,500

Stock returned in July 2002	(1,000,000)	(1,000)	(499,000)				500,000	—

Stock issued for services at $0.10 per share in September 2002	50,000	50	4,950					5,000

Stock returned in September 2002	(431,000)	(431)	(440,069)					(440,500)

Stock issued for services at $0.27 per share in October 2002	50,000	50	13,450					13,500

Stock issued to a related party for cash at $0.10 per share in November 2002	100,000	100	9,900					10,000

Stock issued to a related party for cash at $0.10 per share in December 2002	50,000	50	4,950					5,000

Net loss (as previously reported)				(6,542,126)				(6,542,126)

Balance at December 31, 2002 (as previously reported)	47,621,170	$47,621	$19,122,438	$(14,962,846)	$—	$—	$(4,624,500)	$(417,287)

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2003 and 2002 and From Inception

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock issued for prepaid interest	Common Stock Subscribed	Stock Subscriptions Receivable	Total Equity
	Shares	Amount

Net loss (as previously reported)				(6,542,126)

Stock options issued in November 2002 for services at $0.10 per share (restated)			31,500	(31,500)

Net loss (restated)				(6,573,627)

Balance at December 31, 2002 (restated)	47,621,170	$47,621	$19,153,938	$(14,994,346)	$—	$—	$(4,624,500)	$(417,287)

Stock subscribed for services at $0.42 per share in February 2003			20,950			50		21,000

Payment on stock subscription received in May 2003							3,575,000	3,575,000

Stock issued to a related party for cash at $0.33 per share in March 2003	50,000	50	16,450					16,500

Stock issued for services at $0.32 per share in May 2003	50,000	50	15,950					16,000

Stock returned in August 2003	(196,870)	(197)	(196,678)				196,875	—

Stock returned in September 2003	(3,130)	(3)	(3,322)				3,325	—

Stock issued to a related party for cash at $0.23 per share in November 2003	2,173,913	2,174	497,826					500,000

Stock returned in December 2003	(25,000)	(25)	(37,275)				37,300	—

Stock subscribed for prepaid interest at $0.296 per share in December 2003			295,000		(296,000)	1,000		—

Net loss as previously reported				(3,069,353)				(3,069,353)

Balance at December 31, 2003 (as previously reported)	49,670,083	$49,670	$19,762,839	$(18,063,699)	$(296,000)	$1,050	$(812,000)	$641,860

Net loss as previously reported				(3,069,353)
Research and development expense				(101,606)				(101,606)

Net loss (restated)				(3,170,959)

Balance at December 31, 2003 (restated)	49,670,083	$49,670	$19,762,839	$(18,165,305)	$(296,000)	$1,050	$(812,000)	$540,254

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003 and 2002 and From Inception

	2003	2002	Inception to Date
Cash Flows from Operating Activities
Net loss	$(3,170,959)	$(6,573,627)	$(18,165,305)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	191,043	160,530	565,647
Shares issued for services	16,000	5,045,000	5,640,168
Shares subscribed for services	21,000	-	21,000
(Increase) decrease in accounts receivable	(231)		(231)
Loss on disposal of subsidiary	221,711		221,711
(Increase) decrease in prepaid expenses	211	40,947	(9,472)
Increase (decrease) in accounts payable	(103,800)	63,513	26,254
Increase in accrued liabilities	4,644	53,149	103,760
Increase (decrease) in legal settlement	(86,364)	100,000	13,636

Net cash used in operating activities	(2,906,745)	(1,110,488)	(11,582,832)

Cash Flows from Investing Activities
Purchase of property and equipment	(276,854)	(402,350)	(837,618)
Investment in subsidiary	-	(1,625)	(221,711)
Payment of deposits	(15,742)	(21,080)	(36,822)
Development of intangible assets	-	-	(15,844)

Net cash used in investing activities	(292,596)	(425,055)	(1,111,995)

Cash Flows from Financing Activities
Proceeds from issuance of stock	516,500	20,000	6,890,200
Proceeds from stock subscriptions	1,655,000	(484,500)	4,240,887
Proceeds from issuance of related party notes payable	2,250,000	420,000	3,500,000
Proceeds from issuance of line of credit	-	750,000	750,000
Return of capital	-	(440,500)	(118,427)
Payments on contracts payable	-	-	(250,000)
Principal payments on line of credit	(500,000)	(250,000)	(750,000)
Decrease in related party receivable	-	1,360,685	1,359,185
Principal payments on advance from related party	-	-	(2,191,285)

Net cash provided by financing activities	3,921,500	1,375,685	13,430,560

Net increase (decrease) in cash and cash equivalents	722,159	(159,858)	735,733

Cash and cash equivalents at inception,
December 31, 2002 and 2001	13,574	173,432	-

Cash and cash equivalents at December 31, 2003 and 2002	$735,733	$13,574	$735,733

Supplemental Information and Noncash Transactions
During the years ended December 31, 2003, and 2002, $26,489 and $16,912 were paid for interest, respectively.

During the years ended December 31, 2003 and 2002 no income taxes were paid.

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

1.	Organization and Significant Accounting Policies

Business

The Company is considered a developmental stage company in 2003, as defined by Statement of Financial Accounting Standards (SFAS) No. 7 due to the Company continuing to develop and market equipment and processes for the upgrading of crude oil by reducing its weight and the reduction of sulfur content.

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

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with maturities of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2003. The Company maintains amounts on deposit with financial institutions which exceed federally insured limits. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. In accordance with SFAS 144, the Company reviews its long-lived assets for impairment. Whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered through undiscounted future cash flows, such losses are recognized in the statement of operations.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have an impact on previously reported financial position, cash flows, or results of operations.

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

2.	Restatement of Financial Statements

During 2004 the Company determined that it should have recognized compensation expense related to the issuance of stock options in the amount of $31,500 for the year ended December 31, 2002. The Company also identified certain errors in its previously issued financial statements related to the capitalization of certain research and development expenses in the amount of $101,606 for the year ended December 31, 2003. As a result, the Company has restated its previously issued financial statements for the year ended December 31, 2003 and has recorded a prior period adjustment to its accumulated deficit as of December 31, 2002. The Company previously reported a net loss of $3,069,353, or $(0.06) per share, and $6,542,127 or $(0.15) per share for the years ended December 31, 2003 and 2002, respectively. The restatements resulted in the Company reporting net loss of $3,170,959 million, or $(0.07) per share and net loss of $6,573,627, or $(0.15) per share for the years ended December 31, 2003 and 2002, respectively.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

3.	Property and Equipment

The following is a summary of property, plant, and equipment – at cost, less accumulated depreciation:

	2003	2002
Equipment	$585,984	$454,410
Computers	67,367	45,901
Office furniture	44,669	26,458
Desulfurization unit	427,630	361,758
Leasehold improvements	50,337	11,434

	1,175,987	899,961
Less: Accumulated depreciation	(525,842)	(334,799)

Total	$650,145	$565,162

4.	Collaboration Agreement

The Company has an uncommissioned desulfurization unit. This unit consists of a trailer containing equipment to be used to remove sulfur from crude oil that was sent to ChevronTexaco’s El Segundo refinery for testing during 2003 as part of the Company’s collaboration agreement with Energy Technology Company (“ETC”), a division of ChevronTexaco. The Company spent $65,872 and $361,758 for the years ended December 31, 2003 and 2002, respectively, upgrading and developing the equipment.

At December 31, 2003 and 2002 the value of the desulfurization unit (“unit”) was $427,630 and $361,758, respectively (See Note 3). No depreciation expense related to the unit was recognized in 2003 or 2002 as it is considered work in process.

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

6.	Line of Credit

In 2002 the Company negotiated a $500,000 revolving line of credit with Nevada State Bank at an interest rate of prime (4.25 percent), with the Chairman and CEO of the Company as the guarantor. The funds assisted the Company in meeting short-term cash flow requirements. The line of credit expired on May 24, 2003.

At December 31, 2003 and 2002, the Company owed $-0- and $500,000, respectively, to Nevada State Bank under the line of credit agreement.

7.	Notes Payable – Related Party

The Company’s notes payable consist of the following as of December 31, 2003:

The Company has a $250,000 note due to a related party with an interest rate of 9.6 percent that requires monthly interest only payments of $2,000. This note matures on March 1, 2004. Any unpaid accrued interest will be due with the principal when the note matures. In 2003 the Company paid $24,000 of interest on the note. The principal balance of $250,000 was still outstanding at December 31, 2003.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

On December 30, 2003, the Company issued a $500,000 note to the Chairman and CEO and a $500,000 note to a related party. From each of these notes, $250,000 was obtained before year end. The balance of $250,000 for each note will be obtained when the Company needs it with both notes maturing on December 30, 2004. Each note required 500,000 restricted shares of the Company’s common stock issued at $0.296 per restricted share, in lieu of cash interest, to be delivered to the note holder by January 15, 2004. The notes are due on demand. In January 2004 the Company issued 500,000 subscribed shares to the Chairman and CEO and 500,000 shares to the related party. At December 31, 2003 the Company had $296,000 in prepaid interest classified as a contra equity account related to the notes.

8.	Operating Lease

The Company leases office and warehouse space in Sparks, Nevada. In March 2003 the Company extended its lease term for one additional year to February, 2004 and in February of 2004, the lease was again extended for one year to March, 2005. (See Note 15)

Following is a schedule of payments required under the rental lease agreement:

2004	$443,068
2005	73,845
2006	-0-
2007	-0-
After 2007	-0-

Total minimum lease payments	$516,919

In 2003, the Company was also obligated for the lease of another property from the Chairman and CEO under a non-cancelable lease agreement. The lease required that the Company make payments until either the lease term expired in February 2004, or the property was sold. The property sold in November 2003.

The Company paid $427,138 and $78,315 for rent expense in 2003 and 2002, respectively.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

9.	Contingencies

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

In November 2001, a former employee filed a complaint against the Company, claiming that an employment agreement between the Company and the former employee had been breached. A settlement was reached in February 2003. The former employee received the 2 million shares of common stock that were previously cancelled when his employment ended with the Company. The Company was also required to pay $100,000 to the former employee on an installment basis. As of December 31, 2003, the Company owed $13,636.

10.	Related Party Transactions

In 2003, the Company leased property from the Chairman and CEO under a non-cancelable lease agreement. The rent paid to the Chairman in 2003, and 2002, was $71,500 and $78,315, respectively.

The Chairman and CEO was paid $300,000 and $250,000 in 2003 and 2002, respectively, under an employment contract. The agreement is set to terminate on July 1, 2004.

In February 2003, the Company subscribed 50,000 shares of common stock to a director at $0.42 per share for director services of $21,000. These shares were issued in March 2004.

In March 2003, the Company issued 50,000 shares of common stock at $0.33 per share to a director for cash of $16,500.

In June 2003, the Company issued 50,000 shares of common stock at $0.32 per share for the services of a Director valued at $16,000.

In November 2003, the Company issued 2,173,913 shares of common stock at $0.23 per share to the Chairman and CEO for $500,000.

In December 2003 the Company subscribed 1,000,000 shares of restricted common stock at $0.296 per share for prepaid interest due on related party notes.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

See Note 7 for related party notes payable as of December 31, 2003.

11.	Common Stock

The Company had the following transactions related to its common stock during the year ended December 31, 2003:

In February 2003 the Company agreed to issue 50,000 shares of common stock to a director at $0.42 per share for director services of $21,000. These shares were issued in March 2004.

In March 2003 the Company issued 50,000 shares of common stock at $0.33 per share for cash of $16,500.

In May 2003 the Company received payment of $3,575,000 for stock subscriptions in the form of $1,655,000 in cash and the relief of loans payable of $1,920,000.

In May 2003 the Company issued 50,000 shares of common stock at $0.32 per share for the services of a Director valued at $16,000.

In August 2003 196,870 common shares were returned to the Company to cancel part of a subscription receivable of $200,000. In September 2003 3,130 common shares were returned to the Company to cancel the balance of the subscription receivable.

In November 2003 the Company issued 2,173,913 shares of common stock at $0.23 per share to the Chairman and CEO for $500,000.

In December 2003 25,000 common shares were returned to the Company to cancel a subscription receivable of $37,300.

In December 2003 one million restricted common shares were subscribed for and subsequently issued restricted shares at $0.296 per share in January 2004 for interest of $296,000 on related party notes.

12.	Stock Options

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The following table illustrates the effect on net loss per share if the fair value-based method had been applied to all awards:

	2003	2002
Net loss - as reported	$(3,170,959)	$(6,573,627)

Net loss - pro forma	$(3,188,982)	$(6,573,627)

Loss per share - as reported	$(0.07)	$(0.15)

Loss per share - pro forma	$(0.07)	$(0.15)

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	2003	2002
Expected Dividend yield	$ -0-	$ -0-
Expected stock price volatility	272%	n/a
Risk free interest rate	4.00-4.65%	n/a
Expected life of options	3 years	n/a

The following table summarizes information about stock options outstanding at December 31, 2003 and 2002:

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning	-	$-	-	$-
Option granted	1,100,000	0.53	-	-

Outstanding, ending	1,100,000	$0.53	-	$-

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

13.	Stock Subscriptions

In September 2001 the Company issued 2,758,620 shares, as part of the 12,639,620 total share subscription, under a subscription agreement in which a third party agreed to place the shares with investors interested in assisting the Company in reaching its objectives. The shares were valued at $0.725 per share for a total value of $2,000,000. At December 31, 2002, the Company had received $1,116,000 in cash from the third party. In early 2003 another $75,000 was received. In April 2002 the Company requested that the third party immediately remit the balance of $737,000 or return 1,023,611 shares for cancellation. In January 2004 the Company filed suit for the remittance of the $737,000 related to the disputed subscription. This dispute has not yet been resolved as of the report date.

14.	Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$6,176,204	$5,098,078
Valuation allowance	(6,176,204)	(5,098,078)

Net deferred tax assets	$-	$-

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

For the year ended December 31, 2003, the valuation allowance was increased by $1,078,126 due to the uncertainties surrounding the realization of the deferred tax assets, resulting from the Company’s net loss of $3,170,959 for the year ended December 31, 2003 and an accumulated deficit of $18,165,305 at December 31, 2003.

The provision (benefit) for income taxes differs from the provision (benefit) amount computed by applying the statutory federal tax rate (34%) to the loss before taxes due to the following:

	2003	2002
Computed expected benefit	$(1,078,126)	$(2,235,033)
Increase in valuation allowance	1,078,126	2,235,033

Provision (benefit) for income tax	$-	$-

As of December 31, 2003, the Company had a net operating loss carryforward for federal income tax purposes of $18,165,305. This net operating loss carryforward will begin to expire in 2019. The valuation allowance has been estimated in an amount equal to the projected future benefit of the loss carryforward due to the current assumption the Company will not generate sufficient income to utilize the future tax benefit.

15.	Quarterly Financial Information (Unaudited)

Summarized unaudited quarterly financial information for the years ended December 31, 2003 and 2002 are noted below (in thousands, except for per share amounts):

	2003
	Dec. 31, 2003	Sep. 30, 2003	Jun. 30, 2003	Mar. 31, 2003
Net revenues	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-
Net (loss)	$(1,534)	$(477)	$(556)	$(604)
Net (loss) per share - basic and diluted	$(0.04)	$(0.01)	$(0.01)	$(0.01)

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, and 2002

	2002
	Dec. 31, 2002	Sep. 30, 2002	Jun. 30, 2002	Mar. 31, 2002
Net revenues	$-	$18	$25	$-
Gross profit	$-	$-	$-	$-
Net loss	$(581)	$(315)	$(471)	$(5,207)
Net loss per share - basic and diluted	$(0.03)	$(0.01)	$(0.01)	$(0.10)

16.	Subsequent Events

In January 2004, the Company issued 500,000 shares to the Chairman and 500,000 shares to a related party for prepaid interest of $296,000 on notes payable.

Also in January 2004, the Company filed suit for the remittance of $737,000, the balance of the stock subscription that is in dispute.

In February 2004, the Company extended their lease term for an additional one year to March 3, 2005.

In March 2004, the Company issued the 50,000 shares subscribed at $0.42 per share to a director for director fees of $21,000.

Also in March 2004, the Company retired the note payable to a related party in the amount of $250,000.

In June 2004, the Company entered into two private placements. The first private placement was to sell 2,978,342 units. The units consist of 2,978,342 shares of common stock at $0.90 per share, warrants exercisable at $1.125 per share for 1,073,690 shares of common stock, and additional investment rights entitling the purchaser to purchase up to 6,135,357 shares of common stock at a purchase price of $0.90, and a warrant to purchase up to 2,147,379 shares at $1.125 per share. The investment rights are exercisable by investors for 180 trading days following the effective date of the registration statement. The warrants are exercisable for up to 30 months after the date of their issuance.

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

SULPHCO, INC.

April 14, 2005	By:	/s/ Rudolf W. Gunnerman
Rudolf W. Gunnerman Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	POSITION	DATE

/s/ Rudolf W. Gunnerman Rudolf W. Gunnerman	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)	April 14, 2005

/s/ Alan L. Austin, Jr. Alan L. Austin, Jr.	Vice President of Finance and CFO (Principal Financial and Accounting Officer)	April 14, 2005

Richard L. Masica	Director	April 14, 2005

/s/ Harry P. Holman Harry P. Holman	Director	April 14, 2005

/s/ Loren J. Kalmen Loren J. Kalmen	Director	April 14, 2005

Robert Henri Charles van Maasdijk	Director	April 14, 2005

EXHIBIT INDEX

Assigned Number	Description

**(3)(i)	Restated Articles of Incorporation of SulphCo, Inc. as filed on December 30, 2003 with the Nevada Secretary of State.

*(3)(ii)	Amended and Restated By-laws of the Company.

*(10.1)	Executive Employment Agreement dated as of February 17, 2003, by and between SulphCo, Inc. and Kirk S. Schumacher.

**(10.2)	2003 Non-Officer Limited Stock Appreciation Rights Plan.

**(14)	Code of Ethics, adopted by the Board of Directors on March 12, 2004.

(23.1)	Consent of Mark Bailey & Co. Ltd.

(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

(32.1)	Certifications of CEO and CFO Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2003 (SEC File No. 000-27599) as filed with the SEC on May 14, 2003.

**	Incorporated by reference from the Company’s Form 10-KSB for the year ended December 31, 2003 (SEC File No. 000-27599) as filed with the SEC on March 29, 2004.