Form 10QSB/A
period 2004-03-31
SULPHCO INC
filed 2005-04-26
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No.  6

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

EXPLANATORY NOTE

                SulphCo, Inc. (the “Company”) is filing this Amendment No. 6 to Form 10-QSB/A (“Amendment No. 6”) to amend its Quarterly Report on Form 10-QSB for the period ended March 31, 2004 (the “Original Filing”) filed on May 17, 2004 with the Securities and Exchange Commission (“SEC”), as amended by Amendment No. 1 filed with the SEC on June 14, 2004, Amendment No. 2 filed with the SEC on July 1, 2004, Amendment No. 3 filed with the SEC on November 23, 2004, Amendment No. 4 filed with the SEC on January 24, 2005, and Amendment No. 5 filed with the SEC on February 9, 2005 (Amendment Nos. 1-5 inclusive being referred to as the “Prior Amendments”) in order to (i) refile in its entirety “Part I - Item 1. Financial Statements” to amend its unaudited financial statements for the periods ended March 31, 2004, and March 31, 2003, and (ii) to include new Exhibits 31.1, 31.2 and 32.1.

                The Company has identified certain errors in its previously issued financial statements related to the capitalization of certain research and development expenses in the amount of $101,606 for the year ended December 31, 2003 and $6,364 for the quarter ended March 31, 2004. As a result, the Company has restated its previously issued financial statements for the year ended December 31, 2003, to reflect this amount as a 2003 expense. These restated financial statements are now included in Amendment No. 7 to Form 10-KSB for the year ended December 31, 2003. This Amendment No. 6 is being filed primarily to reflect adjustments related to the 2003 restatement.

                The Company is also amending the financial statements included in this report to reflect corrections to the Statement of Cashflows. There were no other material changes from the financial statements filed with the Original Filing as amended by the Prior Amendments.

                This Amendment does not amend any other information previously filed in the Original Filing as amended by the Prior Amendments. The Original Filing as amended by the Prior Amendments is hereby superseded and amended with respect to the information set forth in this Amendment No. 6.

2

SULPHCO, INC. (A Company in the Development Stage) BALANCE SHEET March 31, 2004 (unaudited)

March 31, 2004

Current Assets:
Cash and cash equivalents	$330,855
Other	18,535

Total current assets	349,390

Property and equipment (net of accumulated depreciation of $573,224)	602,763

Other Assets
Deferred tax asset (net of valuation allowance of $6,449,357)	—
Other	36,822

Total other assets	36,822

Total assets	$988,975

Current Liabilities
Accounts payable	$41,239
Accrued liabilities	51,874
Related party notes payable	1,000,000

Total current liabilities	1,093,113

Commitment and Contingencies	—

Stockholder’s deficit
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	—
Common stock: 100,000,000 shares authorized ($0.001 par value) 50,820,083 shares issued and outstanding at March 31, 2004	50,820
Paid in capital	19,847,739
Prepaid interest via stock issuance	(222,000)
Stock subscription receivable	(812,000)
Deficit accumulated during the development stage	(18,968,697)

Total stockholder’s deficit	(104,138)

Total liabilities and deficit	$988,975

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC. (A Company in the Development Stage) STATEMENTS OF OPERATIONS For the Three Months Ended March 31, 2004 and 2003 and Form Inception (unaudited)

	Three Months Ended March 31		Inception to date
	2004	2003

Revenue
Sales	$—	$—	$42,967

Expenses
General and administrative expenses	(563,515)	(483,079)	(16,644,629)
Research and development expenses	(112,494)	(71,042)	(1,445,593)
Depreciation	(47,382)	(40,500)	(613,029)

Total operating expenses	(723,391)	(594,621)	(18,703,251)

Loss from operations	(723,391)	(594,621)	(18,660,284)

Other income (expense)
Interest income		2	39,309
Interest expense	(80,000)	(9,676)	(126,011)
Loss on disposal of asset	—	—	(221,711)

Loss before taxes	(803,391)	(604,295)	(18,968,697)

Income tax benefit (provision)	—	—	—

Net loss	$(803,391)	$(604,295)	$(18,968,697)

Loss per share: basic and diluted	$(0.02)	$(0.01)	$(0.59)

Weighted average shares basic and diluted	50,786,750	47,671,170	32,114,974

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC. (A Company in the Development Stage) STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2004 and 2003 and Form Inception (unaudited)

	Three Months Ended March 31		Inception to date
	2004	2003

Cash Flows From Operating Activities
Net loss	$(803,391)	$(604,297)	$(18,968,697)
Adjustments to reconcile net loss to cash used in operating activities:

Depreciation & amortization	47,382	40,500	613,029
Shares issued for services	85,000	—	5,725,168
Shares issued for interest expense	74,000	—	74,000
Shares subscribed for services	—	—	21,000
Loss on disposal of subsidiary			221,711
Increase in accounts receivable	(15,042)	—	(15,273)
(Increase) decrease in prepaid expenses	7,711	6,052	(1,760)
Decrease in accounts payable	(8,399)	(74,888)	17,855
Increase in accrued expenses	(28,503)	15,914	75,256
Decrease in legal settlement	(13,636)	(31,818)	—

Net cash used in operating activities	(654,878)	(648,537)	(12,237,711)

Cash Flows From Investing Activities
Purchase of property and equipment	—	(106,741)	(837,618)
Investment in subsidiary	—	—	(221,711)
Payment of deposit	—	(48,064)	(36,822)
Development of intangible assets	—	—	(15,843)

Net cash used in investing activities	—	(154,805)	(1,111,994)

Cash Flows from Financing Activities
Proceeds from issuance of stock	—	—	6,890,200
Proceeds from stock subscription	—	1,936,500	4,240,887
Proceeds from issuance of related party notes payable	250,000	—	3,750,000
Proceeds from issuance of line of credit	—	—	750,000
Return on capital	—	—	(118,427)
Decrease in related party receivable	—	—	1,359,185
Payments on contract payable	—	(170,000)	(250,000)
Principal payments on line of credit	—	(500,000)	(750,000)
Principle payments on advance from related party	—		(2,191,285)

Net cash provided by financing activities	250,000	1,266,500	13,680,560

Net increase (decrease) in cash and cash equivalents	(404,878)	463,158	330,855
Cash and cash equivalents at beginning of period	735,733	13,574	—

Cash and cash equivalents at end of period	$330,855	$476,732	$330,855

Supplemental Information and non cash transactions
During the three months ended March 31, 2004, and 2003, the Company paid $80,000 and $9,676 in interest, respectively. The Company paid no income taxes during the three months ended March 31, 2004, and 2003.

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

Prepaid expenses include prepaid interest of $222,000. One million common shares were issued for interest for two loans totaling $1,000,000. The prepaid interest is amortized over the one year life of the loan.

3.	Related Party Transactions

In March 2004 the Company issued 50,000 shares of subscribed common stock to a director at $0.42 per share for director services in the prior year.

The CEO was paid $75,000 during the quarter, under an employment contract. The agreement is set to terminate on July 1, 2004.

The Company had outstanding at March 31, 2004, a $500,000 note due to a related party, as well as a $500,000 note payable to the Chairman and CEO. Both of these loans had effective interest rates of 29.6%. In January 2004 the Company issued 500,000 shares to each related party for interest on these notes.

4.	Capital Stock

In January 2004 one million subscribed common shares were issued for prepaid interest of $296,000.

Also in January 2004 one hundred thousand shares of common stock were issued at $0.85 per share for consulting services valued at $85,000.

In March 2004 fifty thousand subscribed common shares were issued for Director services valued in the prior year at $21,000.

See Notes to the Interim Financial Statements

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

See Notes to the Interim Financial Statements

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

Dated: April 25, 2005	SULPHCO, INC. (Registrant)

/s/ Rudolf W. Gunnerman
————————————————————————————
By: Rudolf W. Gunnerman Its: Chairman of the Board of Directors and Chief Executive Officer

/s/ Alan L. Austin, Jr.
————————————————————————————
By: Alan L. Austin, Jr. Its: Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

3