Form 10QSB/A
period 2004-06-30
SULPHCO INC
filed 2005-04-26
CIK 1096560

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

EXPLANATORY NOTE

                SulphCo, Inc. (the “Company”) is filing this Amendment No. 4 to Form 10-QSB/A (“Amendment No. 4”) to amend its Quarterly Report on Form 10-QSB for the period ended June 30, 2004 (the “Original Filing”) filed on August 16, 2004 with the Securities and Exchange Commission (“SEC”), as amended by Amendment No. 1 filed with the SEC on November 23, 2004, Amendment No. 2 filed with the SEC on January 24, 2005, and Amendment No. 3 filed with the SEC on February 9, 2005 (Amendment Nos. 1-3 inclusive being referred to as the “Prior Amendments”) in order to (i) refile in its entirety “Part I - Item 1. Financial Statements” to amend its unaudited financial statements for the periods ended June 30, 2004, and June 30, 2003, and (ii) to include new Exhibits 31.1, 31.2 and 32.1.

                The Company has identified certain errors in its previously issued financial statements related to the capitalization of certain research and development expenses in the amount of $101,606 for the year ended December 31, 2003 and $6,364 for the quarter ended March 31, 2004. As a result, the Company has restated its previously issued financial statements for the year ended December 31, 2003, to reflect this amount as a 2003 expense. These restated financial statements are now included in Amendment No. 7 to Form 10-KSB for the year ended December 31, 2003. This Amendment No. 4 is being filed primarily to reflect adjustments related to the 2003 restatement.

                The Company is also amending the financial statements included in this report to reflect corrections to the Statement of Cashflows. There were no other material changes from the financial statements filed with the Original Filing as amended by the Prior Amendments.

                This Amendment does not amend any other information previously filed in the Original Filing as amended by the Prior Amendments. The Original Filing as amended by the Prior Amendments is hereby superseded and amended with respect to the information set forth in this Amendment No. 4.

SULPHO, INC.
(A Company in the Development Stage)
BALANCE SHEET
June 30, 2004
(unaudited)

ASSETS
June 30 , 2004

Current Assets
Cash	$2,251,007
Other	15,475

Total current assets	2,266,482

Property and equipment (net of accumulated depreciation of $575,611)	606,846

Other Assets
Deferred tax asset (net of valuation allowance of $6,689,018)	—
Other	36,822

Total other assets	36,822

Total assets	$2,910,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$148,272
Accrued expenses	47,926
Related party notes payable	1,000,000

Total current liabilities	1,196,198

Commitments and Contingencies	—

Stockholders’ Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	—
Common stock, $.001 par value, 100,000,000 shares authorized 53,624,733 shares issued and outstanding	53,625
Additional paid-in-capital	22,325,408
Interest prepaid via issuance of stock	(148,000)
Stock subscriptions receivable	(812,000)
Deficit accumulated during the development stage	(19,705,081)

Total stockholders’ equity	1,713,952

Total liabilities and stockholders’ equity	$2,910,150

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHO, INC.
(A Company in the Development Stage)
STATEMENT OF OPERATIONS
For the Three and Six Months Ended June 30, 2004 and 2003 and From Inception
(unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	Inception to date

Revenue
Sales	$—	$—	$—	$—	$42,967

Expenses

General and administrative expenses	(1,109,481)	(879,133)	(545,966)	(396,054)	(17,190,594)
Research and development expenses	(226,526)	(173,309)	(114,032)	(102,267)	(1,559,625)
Depreciation expense	(49,769)	(93,888)	(2,387)	(53,388)	(615,416)

Total expenses	(1,385,776)	(1,146,330)	(662,385)	(551,709)	(19,365,635)

Loss from operations	(1,385,776)	(1,146,330)	(662,385)	(551,709)	(19,322,668)

Other income (expense)

Interest income	—	—	—	—	39,309
Interest expense	(154,000)	(14,298)	(74,000)	(4,622)	(200,011)
Loss on disposal of assets					(221,711)

Loss before income taxes	(1,539,776)	(1,160,628)	(736,385)	(556,331)	(19,705,081)
Provision for income taxes	—	—	—	—	—

Net loss	$(1,539,776)	$(1,160,628)	$(736,385)	$(556,331)	$(19,705,081)

Loss per share - basic and diluted	$(0.03)	$(0.02)	$(0.01)	$(0.01)	$(0.60)

Weighted average - basic and diluted	51,026,611	47,654,503	51,316,473	47,671,170	32,965,206

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHO, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003 and From Inception
(unaudited)

	June 30, 2004	June 30, 2003	Inception to Date

Cash Flows from Operating Activities
Net loss	$(1,539,776)	$(1,160,628)	$(19,705,081)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	49,769	93,888	615,416
Shares issued for services	85,000	16,000	5,725,168
Shares issued for interest expense	148,000	—	148,000
Shares subscribed for services	—		21,000
Loss on disposal of assets	—	—	221,711
Increase in accounts receivable, net	(15,244)	(1,715)	(15,475)
(Increase) decrease in prepaid expenses	10,973	(15,103)	1,501
Increase (decrease) in accounts payable	98,634	(52,096)	124,888
Increase (decrease) in accrued liabilities	(32,450)	(14,320)	71,310
Decrease in legal settlement	(13,636)	(45,455)	—

Net cash used in operating activities	(1,208,730)	(1,179,429)	(12,791,562)

Cash Flows from Investing Activities
Purchase of property and equipment	(6,470)	(396,899)	(844,088)
Investment in subsidiary	—	—	(221,711)
Payment of deposits	—	(28,669)	(36,822)
Development of intangible assets	—	—	(15,844)

Net cash provided by (used in) investing activities	(6,470)	(425,568)	(1,118,465)

Cash Flows from Financing Activities
Proceeds from issuance of stock	2,480,474	16,500	9,370,674
Proceeds from stock subscriptions	—	3,575,000	4,240,887
Proceeds from issuance of related party notes payable	500,000	—	4,000,000
Proceeds from issuance of line of credit	—	—	750,000
Return of capital	—	—	(118,427)
Decrease in related party receivable	—	—	1,359,185
Principal payments on related party notes payable	(250,000)		(250,000)
Payments on contracts payable	—	(170,000)	(250,000)
Principal payments on line of credit	—	(500,000)	(750,000)
Principal payments on advance from related party	—	—	(2,191,285)

Net cash provided by financing activities	2,730,474	2,921,500	16,161,034

Net increase in cash and cash equivalents	1,515,274	1,316,503	2,251,007

Cash and cash equivalents at inception, December 31, 2003 and 2002	735,733	13,574	—

Cash and cash equivalents at June 30, 2004 and 2003	$2,251,007	$1,330,077	$2,251,007

Supplemental Information and Noncash Transactions
During the six months ended June 30, 2004, and 2003, $154,000 and $14,298 were paid for interest, respectively, and no amounts were paid for income taxes.

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

Prepaid expenses include prepaid interest of $148,000. One million restricted common shares were issued for interest for two loans totaling $1,000,000. The prepaid interest is amortized over the one year life of the loan.

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

In January 2004 the Company issued 500,000 shares of restricted common stock to each related party for interest on these notes.

4.	Capital Stock

In January 2004 one million subscribed restricted common shares were issued for interest expense during the quarter of $74,000 and prepaid interest of $148,000.

Also in January 2004 one hundred thousand common shares were issued at $0.85 per share for consulting services valued at $85,000.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2004 (unaudited)

In March 2004 fifty thousand subscribed common shares were issued for Director services valued in the prior year at $21,000.

In June 2004 the Company entered into two private placements. The first to sell 2,978,342 shares of common stock at $0.90 per share warrants exercisable at $1.125 per share for 1,073,690 shares of common stock, and additional investment rights entitling the purchaser to purchase up to 6,135,357 shares of common stock at a purchase price of $0.90 and a warrant to purchase up to 2,147,379 shares at $1.125 per share. The investment rights are exercisable by investors for up to 180 days following the filing of the registration statement. The warrants are exercisable for up to 30 months after the date of their issuance.

The second private placement was to sell 2,030,960 shares of common stock at $1.25 per share, warrants exercisable at $1.5625 per share for 732,161 shares of common stock, and additional investment rights entitling the purchaser to purchase up to 2,091,889 shares of common stock at $1.25 per share and a warrant to purchase up to 1,464,322 shares at $1.5625 per share. The investment rights are exercisable by investors for up to 180 days following the filing of the registration statement. The warrants are exercisable for up to 30 months after the date of their issuance.

As of June 30, 2004 the Company raised approx. $2,500,000 related to the above placements.

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

In July 2004 the Company issued 200,000 shares of common stock at $0.55 per share in connection with the exercise of stock options granted in 2003 for cash in the amount of $110,000.

In July 2004 the Company issued 100,000 shares of common stock at $0.35 per share in connection with the exercise of stock options granted in 2003 for cash in the amount of $35,000.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2004 (unaudited)

In August 2004 the Company entered into a Collaboration Agreement with ChevronTexaco’s Energy Technology Company to further evaluate and develop the Company’s ultrasound technology.

In August 2004 the Company issued 45,000 shares of common stock at $2.86 per share for the services of a consultant valued at $128,700.

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
————————————————————
By: Rudolf W. Gunnerman
Its: Chairman of the Board of Directors
and Chief Executive Officer

/s/ Alan L. Austin, Jr.
————————————————————
By: Alan L. Austin, Jr.
Its: Vice President of Finance and
Chief Financial Officer
(Principal Financial and Accounting
Officer)