Form 10QSB/A
period 2004-09-30
SULPHCO INC
filed 2005-04-27
CIK 1096560

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

EXPLANATORY NOTE

                SulphCo, Inc. (the “Company”) is filing this Amendment No. 3 to Form 10-QSB/A (“Amendment No. 3”) to amend its Quarterly Report on Form 10-QSB for the period ended September 30, 2004 (the “Original Filing”) filed on November 12, 2004 with the Securities and Exchange Commission (“SEC”), as amended by Amendment No. 1 filed with the SEC on January 25, 2005, and Amendment No. 2 filed with the SEC on February 9, 2005 (Amendment Nos. 1 and 2 being referred to as the “Prior Amendments”) in order to (i) refile in its entirety “Part I - Item 1. Financial Statements” to amend its unaudited financial statements for the periods ended September 30, 2004, and September 30, 2003, and (ii) to include new Exhibits 31.1, 31.2 and 32.1.

                The Company has identified certain errors in its previously issued financial statements related to the capitalization of certain research and development expenses in the amount of $101,606 for the year ended December 31, 2003 and $6,364 for the quarter ended March 31, 2004. As a result, the Company has restated its previously issued financial statements for the year ended December 31, 2003, to reflect this amount as a 2003 expense. These restated financial statements are now included in Amendment No. 7 to Form 10-KSB for the year ended December 31, 2003. This Amendment No. 3 is being filed primarily to reflect adjustments related to the 2003 restatement.

                The Company is also amending the financial statements included in this report to reflect corrections to the Statement of Cashflows. There were no other material changes from the financial statements filed with the Original Filing as amended by the Prior Amendments.

                This Amendment does not amend any other information previously filed in the Original Filing as amended by the Prior Amendments. The Original Filing as amended by the Prior Amendments is hereby superseded and amended with respect to the information set forth in this Amendment No. 3.

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEET
September 30, 2004
(unaudited)

ASSETS
September 30, 2004

Current Assets
Cash	$1,350,946
Other	24,096

Total current assets	1,375,042

Property and equipment (net of accumulated depreciation of $597,388)	620,148

Other Assets
Deferred tax asset (net of valuation allowance of $7,010,990)	—
Other	36,822

Total other assets	36,822

Total assets	$2,032,012

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$90,633
Accrued expenses	49,934
Related party notes payable	1,000,000

Total current liabilities	1,140,567

Commitments and Contingencies	—

Stockholders’ Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued
Common stock, $.001 par value, 100,000,000 shares authorized 53,662,234 shares issued and outstanding	53,662
Additional paid-in-capital	22,384,093
Interest prepaid via issuance of stock	(74,000)
Prepaid expense via issuance of stock	(107,250)
Stock subscriptions receivable	(744,500)
Deficit accumulated during the development stage	(20,620,560)

Total stockholders’ equity	891,445

Total liabilities and stockholders’ equity	$2,032,012

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2004 and 2003 and >From Inception
(unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30		Inception to date
	2004	2003	2004	2003

Revenue
Sales	$—	$—	$—	$—	$42,967

Expenses

General and administrative expenses	(709,039)	(335,351)	(1,818,520)	(1,214,684)	(17,899,633)
Research and development expenses	(115,582)	(88,891)	(342,108)	(262,000)	(1,675,207)
Depreciation expense	(21,777)	(46,090)	(71,546)	(139,978)	(637,193)

Total expenses	(846,398)	(470,332)	(2,232,174)	(1,616,662)	(20,212,033)

Loss from operations	(846,398)	(470,332)	(2,232,174)	(1,616,662)	(20,169,066)

Other income (expense)

Interest income	4,919	1	4,919	3	44,228
Interest expense	(74,000)	(6,000)	(228,000)	(20,298)	(274,011)
Loss on disposal of asset	—	—	—	—	(221,711)

Loss before income taxes	(915,479)	(476,331)	(2,455,255)	(1,636,957)	(20,620,560)

Provision for income taxes	—	—	—	—	—

Net loss	$(915,479)	$(476,331)	$(2,455,255)	$(1,636,957)	$(20,620,560)

Loss per share:– basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)	$(0.60)

Weighted average shares– basic and dilted	53,679,734	47,589,920	51,910,985	47,649,642	33,887,420

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003 and From Inception
(unaudited)

	September 30, 2004	September 30, 2003	Inception to Date

Cash Flows from Operating Activities
Net loss	$(2,455,255)	$(1,636,957)	$(20,620,560)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	71,546	139,978	637,193
Shares issued for services	106,450	16,000	5,746,618
Shares issued for interest expense	222,000	—	222,000
Shares subscribed for services	—		21,000
Loss on disposal of subsidiary	—	—	221,711
Increase in accounts receivable	(15,244)	—	(15,475)
Decrease (increase) in prepaid expenses	2,352	(4,477)	(7,120)
(Decrease) increase in accounts payable	40,995	(114,054)	67,249
(Decrease) increase in accrued liabilities	(30,442)	(29,700)	73,318
Decrease in legal settlement	(13,636)	(65,909)	—

Net cash used in operating activities	(2,071,234)	(1,695,119)	(13,654,066)

Cash Flows from Investing Activities
Purchase of property and equipment	(41,548)	(768,186)	(879,166)
Investment in subsidiary	—	—	(221,711)
Payment of deposits	—	(13,245)	(36,822)
Development of intangible assets	—	—	(15,844)

Net cash provided by (used in) investing activities	(41,548)	(781,431)	(1,153,543)

Cash Flows from Financing Activities
Proceeds from issuance of stock	2,477,995	16,500	9,368,195
Proceeds from stock subscriptions	—	3,575,000	4,240,887
Proceeds from issuance of related party notes payable	500,000	—	4,000,000
Proceeds from issuance of line of credit	—	—	750,000
Return of capital	—	—	(118,427)
Principal payments on related party notes	(250,000)	—	(250,000)
Decrease in related party receivable	—	—	1,359,185
Payments on contracts payable	—	—	(250,000)
Principal payments on line of credit	—	(670,000)	(750,000)
Principal payments on advance from related party	—	—	(2,191,285)

Net cash provided by financing activities	2,727,995	2,921,500	16,158,555

Net increase in cash and cash equivalents	615,213	444,950	1,350,946
Cash and cash equivalents at inception, period ending December 31, 2003 and 2002	735,733	13,574	—

Cash and cash equivalents at September 30, 2004	$1,350,946	$458,524	$1,350,946

Supplemental Information and Noncash Transactions

During the nine months ended September 30, 2004, and 2003, $228,000 and $20,298 were paid for interest, respectively, and no amounts were paid for income taxes.

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

2.	Joint Venture

The Company owns 49% of a joint venture that it is the primary beneficiary of, to market and deploy the Company’s technology in Kuwait. There was no activity in the entity during the quarter ended September 30, 2004.

3.	Prepaid Expenses via Issuance of Stock

Prepaid expenses include prepaid interest of $74,000. One million restricted common shares were issued for interest for two loans totaling $1,000,000. The prepaid interest is amortized over the one year life of the loan.

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

An officer was paid $120,000 during the quarter, under an employment contract. The agreement is set to terminate on June 30, 2005.

The Company had outstanding at September 30, 2004, a $500,000 note due to a related party, as well as a $500,000 note payable to an officer. The Company issued 500,000 shares to each, the related party and officer for interest on these notes resulting in an effective interest rate of 29.6%.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2004
(unaudited)

5.	Capital Stock

In January 2004 one million subscribed restricted common shares were issued for prepaid interest of $296,000.

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

As of September 30, 2004 investors purchased approximately 1,490,000 units of the first offering and approximately 1,015,000 of the second offering for approximately $2,335,477 net of offering cost of $274,126.

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

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2004
(unaudited)

In September 2004 45,000 subscribed shares at $1.50 per share were returned to the Company to cancel part of a subscription receivable of $67,500.

6.	Commitments and Contingencies

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

Dated: April 27, 2005	SULPHCO, INC. (Registrant)

/s/ Rudolf W. Gunnerman
————————————————
By: Rudolf W. Gunnerman
Its: Chairman of the Board of Directors
and Chief Executive Officer

/s/ Alan L. Austin, Jr.
————————————————
By: Alan L. Austin, Jr.
Its: Vice President of Finance and
Chief Financial Officer
(Principal Financial and Accounting
Officer)

3