Form 10QSB
period 2005-03-31
SULPHCO INC
filed 2005-05-16
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from _______ to ________.

Commission File No. 0-27599

SULPHCO, INC.

(Name of the small business issuer)

Nevada	88-0224817

(State of Incorporation)	(I.R.S. Employer Identification No.)

850 Spice Islands Drive, Sparks, NV 89431

(Address of principal executive offices)

(775) 829-1310

(Issuer’s telephone number)

Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 56,594,385 shares of common stock issued and outstanding as of May 13, 2005.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

Item 1. Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEET
March 31, 2005
(unaudited)

March 31, 2005

Current Assets:
Cash and cash equivalents	$8,828,287
Other	10,000
Prepaid expenses	27,177

Total current assets	8,865,464

Property and Equipment (net of accumulated depreciation of $672,005)	462,153

Other Assets
Deferred tax asset (net of valuation allowance of $8,375,961)	—
Intangible assets (net of accumulated amortization of $2,598)	258,553
Other	36,822

Total other assets	295,375

Total assets	$9,622,992

Current Liabilities
Accounts payable	$180,693
Unearned revenue	300,000
Accrued liabilities	245,169
Accrued late registration fees	438,000
Related party notes payable	1,000,000

Total current liabilities	2,163,862

Long Term Related Party Note Payable	7,000,000

Commitment and Contingencies	—

Total liabilities	9,163,862

Stockholder’s Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	—
Common stock: 100,000,000 shares authorized ($0.001 par value) 56,529,385 shares issued and outstanding at March 31, 2005	56,529
Paid in capital	25,825,179
Prepaid expense via stock issuance	(42,900)
Stock subscription receivable	(744,500)
Deficit accumulated during the development stage	(24,635,178)

Total stockholder’s equity	459,130

Total liabilities and stockholder’s equity	$9,622,992

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENT OF OPERATIONS
March 31, 2005
(unaudited)

	Three Months Ended March 31		Inception to date
	2005	2004

Revenue
Sales	$—	$—	$42,967

Expenses
General and administrative expenses	(1,434,115)	(563,515)	(20,864,342)
Research and development expenses	(141,515)	(112,494)	(1,882,226)
Depreciation & amortization	(44,519)	(47,382)	(714,408)
Loss on disposal of asset	—	—	(221,711)
Loss on impairment of asset	(233,900)	—	(233,900)

Total operating expenses	(1,854,049)	(723,391)	(23,916,587)

Loss from operations	(1,854,049)	(723,391)	(23,873,620)

Other income (expense)
Interest income	39,377	—	95,989
Interest expense	(70,750)	(80,000)	(419,547)
Late registration fees	(438,000)	—	(438,000)

Loss before taxes	(2,323,422)	(803,391)	(24,635,178)

Income tax benefit (provision)	—	—	—

Net loss	$(2,323,422)	$(803,391)	$(24,635,178)

Loss per share: basic and diluted	$(0.04)	$(0.01)	$(0.69)

Weighted average shares basic and diluted	56,529,385	53,713,346	35,801,819

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENT OF CASH FLOW
March 31, 2005
(unaudited)

	Three Months Ended March 31		Inception to date
	2005	2004

Cash Flows From Operating Activities
Net loss	$(2,323,422)	$(803,391)	$(24,635,178)
Adjustments to reconcile net loss to cash used in operating activities:

Depreciation & amortization	44,519	47,382	714,408

Shares issued for services	305,675	85,000	6,084,468

Shares issued for compensation expense	204,000	—	204,000

Shares issued for interest expense	—	74,000	296,000

Contribution from stockholder	—	—	555,000

Shares subscribed for services	—	—	21,000

Loss on disposal of subsidiary	—	—	221,711

(Increase) decrease in accounts receivable	317,800	(15,042)	—

(Increase) decrease in prepaid expenses	11,683	7,711	(25,676)

Decrease in accounts payable	(113,820)	(8,399)	157,309

Decrease in accrued liabilities	(240,800)	(28,503)	268,553

Accrued late registration fees	438,000	—	438,000

Loss on impairment of asset	233,900	—	233,900

Increase in unearned revenue	300,000	—	300,000

Decrease in legal settlement	—	(13,636)	—

Net cash used in operating activities	(822,465)	(654,878)	(15,166,505)

Cash Flows From Investing Activities
Purchase of property and equipment	(133,565)	—	(1,029,693)

Investment in subsidiary	—	—	(221,711)

Payment of deposit	—	—	(46,822)

Development of intangible assets	(88,522)	—	(276,994)

Net cash used in investing activities	(222,087)	—	(1,575,220)

Cash Flows from Financing Activities
Proceeds from issuance of stock	—	—	11,779,652

Proceeds from stock subscription	—	—	4,240,887

Proceeds from issuance of related party notes payable	—	250,000	11,000,000

Proceeds from issuance of line of credit	—	—	750,000
Return on capital	—	—	(118,427)

Principal payments on related party notes payable	—	—	(250,000)

Decrease in related party receivable	—	—	1,359,185

Payments on contract payable	—	—	(250,000)
Principal payments on line of credit	—	—	(750,000)

Principal payments on advance from related party	—	—	(2,191,285)

Net cash provided by financing activities	—	250,000	25,570,012

Net increase (decrease) in cash and cash equivalents	(1,044,552)	(404,878)	8,828,287

Cash and cash equivalents at beginning of period	9,872,839	735,733	—

Cash and cash equivalents at end of period	$8,828,287	$330,855	$8,828,287

Supplemental Information and non cash transactions

During the three months ended March 31, 2005, and 2004, the Company paid $70,750 and $80,000 in interest, respectively. The Company paid no income taxes during the three months ended March 31, 2005, and 2004.

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC. (A Company in the Development Stage) NOTES TO THE INTERIM FINANCIAL STATEMENTS March 31, 2005 (unaudited)

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

2.	Loss On Impairment of Asset

In March 2005, a desulfurizing unit, previously classified as work in progress, was determined to be obsolete based on our current technological improvements. The estimated salvage value of the reusable components as of March 31, 2005 was $197,517, resulting in an impairment loss of $233,900.

3.	Unearned Revenue

In March 2005, the Company received $300,000, which represents the first installment on the sale of a Sonocracking TM pilot plant to OIL-SC for $1 million, as noted in the 8-K filed with the SEC on February 25, 2005. In accordance with the terms of the agreement, the Sonocracking TM unit shall be installed and operational within six months from the date of the contract.

4.	Prepaid Expenses

Prepaid expenses include $26,955 in prepaid insurance, which are amortized over the life of the policy. The policy expires in November of 2005. Also included in the prepaid expenses is an immaterial amount of prepaid interest.

5.	Notes Payable

The Company’s notes payable consist of the following as of March 31, 2005:

As of March 31, 2005, the Company had outstanding short-term notes payable due to related parties in the amount of $1,000,000. The notes carry an annual interest rate of 8%, payable quarterly, and mature on December 30, 2005. Interest of $20,000 has been paid on these notes for the three months ended March 31, 2005.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2005 (unaudited)

On December 31, 2004, under the Board’s approval, the Company issued a $7,000,000 note to the Chairman and CEO. Interest on the note will be based at the rate of 3-month LIBOR plus 0.5% per annum, with payments due and payable December 31 of 2005, 2006, and on the note maturity date of December 31, 2007, at which time the principal is also due. As of March 31, 2005, interest payable of $50,750 has been accrued on this note.

6.	Related Party Transactions

The CEO was paid $90,000 during the quarter, under an employment contract. The agreement is set to terminate on July 1, 2005.

An interest payment of $10,000 was made to the Chairman and CEO in connection with an outstanding note payable. (See Note 3)

An interest payment of $10,000 was made to a related party in connection with an outstanding note payable. (See Note 3)

The Company has a consulting agreement with a Director and, as of March 31, 2005, have paid $55,191 in consulting fees and $6,266 in travel related expenses.

The Company has a consulting agreement with a related party and, as of March 31, 2005, have paid $30,000 in consulting fees and $37,120 in travel related expenses.

7.	Capital Stock

In January 2005, fifty thousand restricted shares of common stock were issued to a Director for services valued at $273,500.

In January 2005, fifty thousand restricted shares of common stock were issued to an Officer for compensation expense valued at $204,000.

The Company is obligated to pay $438,000 in late registration fees due to the registration statement related to a private placement having not yet gone effective, as per the agreement. As of March 31, 2005, the full amount has been accrued.

8.	Commitments and Contingencies

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist mainly of cash equivalents. The Company maintains amounts on deposit with financial institutions, which exceed federally insured limits. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

SULPHCO, INC. (A Company in the Development Stage) NOTES TO THE INTERIM FINANCIAL STATEMENTS March 31, 2005 (unaudited)

There are various claims and lawsuits pending against the Company arising in the normal course of the Company’s business. Although the amount of liability at March 31, 2005, cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company’s financial position.

9.	Subsequent Events

On April 13, 2005 Robert Henri Charles van Maasdijk joined the Company’s Board of Directors. On April 15, the Company granted 50,000 shares of restricted common stock for his services, valued at $250,000.

On April 19, 2005, the Company entered into a consulting agreement. In exchange for services, the Company issued 15,000 shares of stock, valued at $84,000.

In April 2005, the Company and ChevronTexaco agreed to extend the Phase 1 period of the collaboration agreement an additional two months, to July 6, 2005.

Item 2. Plan of Operation

Our Business

                We are engaged in the business of developing and commercializing our patented and proprietary technology for the “upgrading” of crude oil. Our patented and proprietary process, which we refer to as “Sonocracking™” is based upon the novel use of high power ultrasonics – the application of high energy, high frequency sound waves – to effect beneficial changes in the chemical composition of crude oil. These beneficial changes include an increase in the gravity of the crude oil and corresponding increase in the amount of lighter oils that can be recovered during refining processes. Other beneficial changes to the crude oil as a result of the Sonocracking™ technology include a reduction in the weight percentage of sulfur as well as a reduction in the parts per million of nitrogen. Although our primary focus has been the application of the Sonocracking™ technology to crude oil, we believe that beneficial changes to other petroleum products and chemicals are also possible.

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

                References in this report to “we,” “us,” “our company” and SulphCo refer to SulphCo, Inc., a Nevada corporation.

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

                In January 2005 ChevronTexaco installed a 2,000 bbl./day Sonocracking™ system in its pilot plant at the Richmond Technology Center in Richmond, California, using components owned by us and which have been expensed for financial statement purposes as research and development, to further evaluate and develop the technology with SulphCo. The relationship between SulphCo and ChevronTexaco has been defined through a series of agreements including a Laboratory Test Agreement entered into in November 2002, a Refinery Test Agreement entered into in June of 2003 and most recently a Collaboration Agreement entered into in August 2004 and extensions of the Collaboration Agreement signed in February 2005 and April 2005. As discussed below, the parties are in the process of discussing a new agreement which is expected to replace the existing Collaboration Agreement.

Plan of Operation During the Next 12 Months

                During the next 12 months we intend to continue development and commercialization activities currently underway and to explore new activities. In this regard:

•	We completed the development and deployment of a pre-production Sonocracker™ pilot plant which is currently being utilized at ChevronTexaco’s laboratory facility in Richmond, California, with a capacity of up to 2,000 bbl per day.

•	We expect to complete remaining design and engineering work for a 25,000 bbl or more per day Sonocracker™ unit during the second quarter of 2005. Once the design and engineering work for the 25,000 bbl unit is fully developed and tested, we intend to manufacture two initial 25,000 bbl units in anticipation of receipt of a customer order. We intend to fabricate the units at our facility in Sparks, Nevada.

•	We plan to continue to engage in ongoing development and testing activities, both at our facility and in collaboration with ChevronTexaco, including laboratory testing at ChevronTexaco’s Richmond, California facilities.

•	We expect to continue to explore other partnerships and relationships conducive to the further development and deployment of our Sonocracking™ technology.

                The precise timing of the activities under the Collaboration Agreement (and any new agreements with ChevronTexaco) over the next 12 months and beyond cannot be predicted with certainty, as they are dependent upon the timing of completion of development and commercialization milestones, the requirements of our collaborative partner, and the outcome of negotiations which are currently ongoing with ChevronTexaco. In this regard, the Collaboration Agreement was set to expire on May 6, 2005. However, effective April 28, 2005, in order to provide for another business relationship, the parties entered into an amendment to the Collaboration Agreement extending Phase 1 under the Collaboration Agreement to July 6, 2005, solely to allow the parties additional time to negotiate a new agreement to replace the Collaboration Agreement. We cannot assure you as to whether the parties will reach a new agreement, the terms of the new agreement, or whether a further extension of the Collaboration Agreement, if necessary, will be entered into.

                Along with our ongoing collaboration with ChevronTexaco, we expect to continue to explore other partnerships and relationships conducive to the further development and deployment of our Sonocracking™ technology.

                In this regard,  in February 2005 we entered into an agreement with OIL-SC, Ltd (OIL-SC) based in Seoul, South Korea, which provides for the sale by us to OIL-SC of a Sonocracker™ pilot plant utilizing our Sonocracking™ technology for $1 million and the appointment of OIL-SC as our marketing representative for oil refiners in South Korea. The pilot plant, which is expected to have a processing capacity of up to 2,000 bbl/day, will be located in South Korea, and is intended to both serve as a demonstration unit for our Sonocracking™ technology to South Korean refiners and to upgrade petroleum products which OIL-SC purchases on the open market. We expect to construct, deliver, and assemble the Sonocracker™ unit in August 2005, and we are required by our agreement to provide start-up assistance in connection with OIL-SC’s operation of the pilot plant.

                The agreement with OIL-SC calls for the $1 million purchase price for the pilot plant to be paid to us in installments, the initial installment of $300,000 having been paid to us on March 15, 2005, and additional installments of $200,000, $50,000 and $450,000 payable on July 1, September 1 and December 1, 2005. This agreement also provides that OIL-SC is entitled to a full refund of all payments if the pilot plant does not operate within agreed specifications within 90 days of the installation of the pilot plant. These specifications call for the pilot plant to upgrade a specified grade of medium weight crude oil (Arab Medium Crude) by increasing its gravity (API) by 9.8%, reducing sulfur weight content by 29.4%, and reducing nitrogen content by 29.9%. As the payment of the $1 million purchase price is refundable if the pilot plant does not meet the agreed specifications, no portion of the purchase price will be recorded as revenue in our financial statements until the pilot plant is successfully installed and tested under the agreement with OIL-SC, which is not expected to occur until August 2005.

                We have not licensed our Sonocracking technology to OIL-SC and we are unable to determine at this time the precise marketing activities to be undertaken with OIL-SC in South Korea.

                 In February 2004 we formed a joint venture with two Kuwaiti nationals to engage in the marketing of our technology in Kuwait. To date, marketing activities by the Kuwait joint venture have been limited to exploring sales of demonstration units in Kuwait. We have not licensed our Sonocracking technology to the joint venture and we are unable to determine at this time what activities, if any, the Kuwait joint venture will undertake in the future. At this time, we have not taken any steps to line up customer orders other than informal discussions with the Kuwait Oil Company through the Kuwait joint venture regarding the possible acquisition of a demonstration unit.

                We do not expect to generate any revenues from the sale of Sonocracker™ units or the licensing of our technology until at least the second half of 2005.

Liquidity and Financial Results

                As of April 30, 2005, we had $8,448,014 in available cash reserves. Included in this amount is $300,000 received by us from OIL-SC on March 15, 2005 and classified as unearned revenue on our balance sheet.

                As we are a development stage company, we have not generated any material revenues since we commenced our current line of business in 1999, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement, sale of an initial production scale unit or other commercial arrangement is entered into with respect to our technology.

                As of March 31, 2005, we had an accumulated deficit of approximately $24.6 million, which includes approximately $6.3 million of stock-based compensation expense, all of which represents compensation to officers and directors and their affiliates and members of their immediate family, and we incurred losses of $2.3 million for the three month period ending March 31, 2005. These losses are principally associated with the research and development of our upgrading and desulfurization technologies, development of pre-production prototypes and related marketing activity, and we expect to continue to incur expenses in the future for development, commercialization and sales and marketing activities related to the commercialization of our technologies.

                Accounts payable of approximately $181,000 at March 31, 2005, represent various monthly bills for operating expenses paid to unrelated third parties, including utility bills, machining services, laboratory expenses, plant and office expenses and public relations expenses. Accrued liabilities of approximately $245,000 at March 31, 2005, represent accrued payroll, related taxes and professional service fees. Of this amount, approximately $82,000 represents accrued payroll expenses. Related party notes payable of $8,000,000 at March 31, 2005, represent loans funded by Dr. Gunnerman and Erika Herrmann, Dr. Gunnerman’s sister-in-law, and are described under “Recent Financing Activities” section below.

                Our monthly cash outflow, or cash burn rate, as of the date of this report, is approximately $326,000 per month for fixed and normal recurring expenses, as follows:

Salaries and consulting expenses	$157,000
Plant and property leases	38,500
Professional fees	31,500
R&D Expenses	30,000
Interest expense	24,000
Office, phone, utilities	8,000
Patent renewal and maintenance	10,000
Travel and entertainment	20,000
Miscellaneous	7,000

Total	$326,000

                “Salary and consulting expenses” represents salary and payroll costs for all of our full time employees and consulting payments. Included in this amount are monthly salaries and related payroll costs to officers and directors and members of their immediate family as follows: Alan Austin - $16,000; Kristina Gunnerman-Ligon - $13,000; and an aggregate of approximately $1,000 per month of other monthly payroll costs for these individuals. As of March 31, 2005, payments of $30,000 per month for Dr. Gunnerman’s full time services as our CEO have been made pursuant to a consulting agreement with RWG, Inc., a company wholly-owned by Dr. Gunnerman. Effective January 2005 we entered into a monthly consulting agreement with Global 6, LLC, a company owned by Peter Gunnerman, which provides for Global 6 to provide management consulting services to us on a month-to-month basis, for a monthly consulting fee of $10,000 which amount is included in “Salaries and consulting expenses.” Peter Gunnerman is the son of Rudolf Gunnerman, our Chairman and Chief Executive Officer.

                Monthly fixed and recurring expenses for “Plant and property leases” of $38,500 represents the monthly lease payment to an unaffiliated third party for our facility located at 850 Spice Islands Drive, Sparks, Nevada, which includes our executive offices (8,752 square feet), research facilities (5,988 square feet) and manufacturing space (77,385 square feet).

                 Included in professional fees are estimated recurring legal fees paid to outside corporate and patent counsel and ongoing litigation expenses, audit and review fees paid to our independent accountants, and fees paid for investor relations.

                “Interest expense” represents interest paid to Erika Herrmann and Dr. Gunnerman for notes payable. Two notes payable in the amount of $500,000 each, carry an interest rate of 8% and are paid quarterly, commencing April 1, 2005. For the purposes of our schedule of monthly cash outflows, interest on these notes of $6,666 per month represent quarterly payments of $20,000 for these notes. Also included in “interest expense” are interest payments to Dr. Gunnerman for a note payable in the amount of $7,000,000. Interest on this note is paid annually, commencing December 30, 2005 and ending on December 30, 2007 and is accrued quarterly at a rate of 1-month “LIBOR” (2.4% at December 30, 2004) plus .5% which is equivalent to $16,917 per month.

                Under the Collaboration Agreement entered into with ChevronTexaco effective August 6, 2004, as amended to date, each party is required to bear its own expenses in connection with the activities conducted and proposed to be conducted under such agreement. Estimated increased monthly expenses expected to be incurred by us during the term of the Collaboration Agreement and any new agreement with ChevronTexaco are expected to relate primarily to development activities and include an additional $11,000 of salary expense per month for the addition of two engineers, $25,000 per month of additional research and development costs, $4,000 of additional patent expenses, and $10,000 per month of additional miscellaneous expenses such as outside non-professional services, shipping costs and equipment rental. Research and development costs include the cost of laboratory equipment and modifications to our demonstration unit. All of these incremental amounts are included in our total estimate of $326,000 per month for fixed and normal recurring expenses.

                Anticipated expenditures under our agreement with OIL-SC during the next 12 months are included in our total estimate of $326,000 per month.

                We intend to incur additional expenditures during the next 12 months for development and manufacture of Sonocracker™ units. These expenditures will relate to the design of the Sonocracker™ units, and are included in the monthly cash outflow described above. Additional funding requirements during the next 12 months may arise upon the placement of an order by a future customer for one or more Sonocracker™ units or a material change in our relationship with ChevronTexaco. We expect that funding for the cost of manufacturing of any particular unit would be available either from current cash reserves or from potential customers before we commence manufacturing the unit. In addition, as we are unable to determine the precise timing of development activities or receipt of customer orders, monthly cash outflow may increase significantly as we increase our research and development activities, and prepare for additional assembly and manufacturing duties associated with the deployment of the Sonocracking™ technology.

                In the past we have financed our research and development activities primarily through debt and equity financings from our principal shareholder, Rudolf W. Gunnerman, and other parties.

                Recent Financing Activities

                As of March 31, 2005, a short-term promissory note in the amount of $500,000 is outstanding and payable to Erika Herrmann, the sister-in-law of Dr. Gunnerman. The note is due December 30, 2005 and carries an interest rate of 8 percent per annum. The agreement provides for mandatory prepayments from revenues we receive from the sale of our products or the licensing of our technology or otherwise, and from the amount of unrestricted loan or equity financings we receive.

                As of March 31, 2005, a short-term promissory note in the amount of $500,000 is outstanding and payable to Dr. Gunnerman. The note is due December 30, 2005 and carries an interest rate of 8 percent per annum. The agreement provides for mandatory prepayments from revenues we receive from the sale of our products or the licensing of our technology or otherwise, and from the amount of unrestricted loan or equity financings we receive.

                In June 2004 we conducted two private placements with institutional and other third party investors for the sale of units consisting of our common stock, warrants, and rights to acquire additional stock and warrants, generating net cash proceeds of approximately $2.3 million. The commitment made by Rudolf W. Gunnerman, our chairman and CEO, in April 2004 to fund up to an additional $2,000,000 in loans to us, of which $250,000 had been advanced in June 2004, has now been repaid, and the $2,000,000 commitment by Dr. Gunnerman has been superseded by funding received by us in June 2004 from these two private placements. Additional cash proceeds of $2.3 million were generated as of November 2, 2004, when investors in the June 2004 placements acquired the remaining unpurchased units pursuant to the terms of the June 2004 placements, and up to $15.2 million may be generated upon exercise of warrants and rights if investors in the June 2004 private placements exercise all available warrants and rights. As of March 31, 2005, we are obligated to pay approximately $438,000 in the aggregate to investors in the private placements as late registration fees due to the fact that the registration statement covering the private placement shares has not yet been declared effective by the SEC. Late registration fees continue to accrue at the monthly rate of 2% of the investors’ cash investment plus 1.5% per month of the unpaid late fee, or approximately $104,000 per month, until the registration is declared effective. We have had informal discussions with some of the private placement investors who have expressed interest in receiving restricted shares in lieu of cash fees and we expect that we will reach agreement with most of the investors to pay these fees with restricted shares in lieu of cash. Accordingly, we have not included the payment of these fees in calculating our estimated monthly cash flow discussed in “Liquidity and Financial Results” above. However, as of the date of this report no formal agreements have been entered into with any investors to pay these fees by issuing additional restricted shares.

                In December 2004 Dr. Gunnerman advanced $7 million to us as a loan. The loan is evidenced by a promissory note which bears interest at the rate of 0.5% above the 30 day “LIBOR” rate, adjusted quarterly and payable annually, and the entire principal amount is due and payable in December 2007. The “LIBOR” rate, which stands for London Interbank Offered Rate, is a reference rate for short-term loans between banks in the London interbank market. The initial loan rate under the promissory note on December 31, 2004, was 2.9% (0.5% above the “LIBOR” rate), and the interest rate under the note is adjusted quarterly. We anticipate using these funds both to meet our working capital needs and for funding the initial manufacturing costs associated with producing two 25,000 bbl per day Sonocracker™ units at our facility in Sparks, Nevada. We expect to complete the design and engineering of these units during the second quarter of 2005 at our facility in Sparks, Nevada.

                Accordingly, we anticipate that our existing capital resources will be sufficient to fund our cash requirements through the next twelve months. The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the development and commercialization of our technologies, our ability to maintain our collaborative arrangement with ChevronTexaco and the terms of any future arrangement, and the timing of future customer orders.

                To date we have generated no material revenues from our business operations. We are unable to predict when or if we will be able to generate additional revenues from commercial activities or the amounts expected from such activities. These revenue streams may be generated by us or in conjunction with collaborative partners or third party licensing arrangements, and may include provisions for one-time, lump sum payments in addition to ongoing royalty payments or other revenue sharing arrangements. However, we presently have no commitments for any such payments.

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

Research and Development During the Next 12 Months

                We intend to continue our research and development program during the next 12 months in order to expand the development of the design and manufacture of commercial desulfurization units which embody our proprietary technology. Management anticipates that our research and development costs, including a portion of salaries for full time employees, will be approximately $50,000 per month, or $600,000 during the next 12 months. The $50,000 anticipated monthly expenditure for research and development is included within our estimated monthly cash outflow, or burn rate, of approximately $326,000 per month for fixed and normal recurring expenses, as described above.

Employees

                 As of April 5, 2005, we had 17 full-time employees and a consulting agreement with RWG, Inc., for the full-time services of our chairman and CEO, Rudolf W. Gunnerman. We do not expect any material changes in the number of our employees during the next 12 months unless required to service future customer orders.

Forward Looking Statements

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

Item 3.  Controls and Procedures

               The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures. The Company is continuing to develop and improve disclosure controls in order to eliminate previously identified weaknesses from early 2004. There were changes made in the Company’s internal disclosure procedures in the first quarter in order to significantly improve the disclosure controls as of the report date. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2005.

PART II

Item 2.  Changes in Securities.

               During the three months ended March 31, 2005, we sold and issued unregistered securities in the following transactions.

               In connection with Mr. Masica’s appointment to the Board of Directors in November 2004, SulphCo agreed to grant Mr. Masica 50,000 shares of our common stock on January 1, 2005, for services as a director based upon SulphCo’s determination of the value of the services rendered and to be rendered by Mr. Masica as a director. These services were valued based upon the Board of Directors’ evaluation of the fair market value of these services to the Company and in view of the limited availability of cash resources and the restricted nature of the stock. The terms provide for Mr. Masica to receive 50,000 shares of our common stock valued at $5.47 per share based on the market value of the shares at the time of issuance. All such securities are being issued and sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such securities were or will be issued with a restrictive legend reflecting the limitations on future transfer of those securities. The offer and sale of these securities was made without public solicitation or advertising. The investor represented to us that he was knowledgeable and sophisticated, and was experienced in business and financial matters so as to be capable of evaluating an investment in our securities and was an “accredited investor” within the meaning of Regulation D promulgated under the Securities Act of 1933. Prior to the offer and sale of these securities this investor was a consultant to the Company. This investor was afforded full access to information regarding our business, including reports filed with the SEC.

                SulphCo agreed to grant Alan L. Austin, Jr. 50,000 shares of our common stock effective January 7, 2005, valued at $4.08 per share, in consideration of his agreement to be employed by the Company as its Vice President of Finance and Chief Financial Officer. The issuance of these 50,000 shares was based upon SulphCo’s determination of the value of the services to be rendered by Mr. Austin as an executive officer of the Company. These services were valued based upon the Board of Directors’ evaluation of the fair market value of these services to the Company, the restricted nature of the stock, and in order to motivate Mr. Austin to accept the Company’s offer of employment. Such shares are being issued and sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificates representing such securities will be issued with a restrictive legend reflecting the limitations on future transfer of those securities. The offer and sale of these securities was made without public solicitation or advertising to an individual who had a pre-existing relationship with the Company’s CEO. The investor represented to us that he was knowledgeable and sophisticated, was experienced in business and financial matters so as to be capable of evaluating an investment in our securities, and had substantial prior work experience as a chief financial officer. Prior to the sale of these securities Mr. Austin was afforded full access to information regarding our business, including reports filed with the SEC.

Item 5.   Other Information.

                On May 10, 2005, the Company and Märkisches Werk GmbH (“MWH”) entered into a Manufacturing Agreement which provides for the manufacture by MWH of the Company’s Sonocracking probe assembly and reactor (“Equipment”). Under the terms of the Manufacturing Agreement the Company is required to purchase Equipment it may require from time to time exclusively from MWH, so long as MWH is able to meet certain requirements as to price, quality and delivery schedules. The Manufacturing Agreement has a term of five years, subject to earlier termination upon the occurrence of specified defaults.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1 Certification of CEO and CFO Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

               On January 3, 2005, we filed a Current Report on Form 8-K under Items 1.01 and 5.02 to report the departure of our former president, Kirk Schumacher, and the entering into of a separation agreement.

               On January 4, 2005, we filed a Current Report on Form 8-K under Item 1.01 to report the loan of $7 million to the Company by Rudolf W. Gunnerman, Chairman and CEO.

               On January 10, 2005, we filed a Current Report on Form 8-K under Item 5.02 to report the appointment of Alan L. Austin, Jr. as our Vice President of Finance and Chief Financial Officer.

               On February 10, 2005, we filed a Current Report on Form 8-K under Item 1.01 to report an amendment to the Collaboration Agreement with ChevronTexaco Energy Technology Co. in order to extend Phase 1 activities by an additional three months.

               On February 25, 2005, we filed a Current Report on Form 8-K under Item 1.01 to report the entering into of an equipment sale and marketing agreement with OIL-SC, Ltd.

SIGNATURES

                In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2005	SULPHCO, INC. (Registrant)

/s/ Rudolf W. Gunnerman
By: Rudolf W. Gunnerman Its: Chairman of the Board of Directors and Chief Executive Officer

/s/ Alan L. Austin, Jr.
By: Alan L. Austin, Jr. Its: Vice President of Finance, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.