Form 10KSB/A
period 2004-12-31
SULPHCO INC
filed 2005-06-10
CIK 1096560

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [  ]

State issuer's revenues for its most recent fiscal year: The Company had no revenue for the year ending December 31, 2004.

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

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

EXPLANATORY NOTE

SulphCo, Inc. (the "Company") is filing this Form 10-KSB/A ("Amendment No. 1") to amend its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (the "Original Filing") filed on March 29, 2005 with the Securities and Exchange Commission ("SEC") in order to (i) refile in its entirety "Part I - Item 7. Financial Statements" to include restated audited financial statements for the years ended December 31, 2004 and December 31, 2003 and the report thereon prepared by the Company’s independent auditors, Mark Bailey & Company, Ltd. dated March 4, 2005, and (ii) to refile in its entirety "Part III - Item 13. Exhibits and Reports on Form 8-K" to reflect the updated certifications of our Chief Executive Officer and Principal Accounting Officer included with this Amendment No.1.

Principal changes to the audited financial statements are as follows:

•	The Company has revised the presentation of the loss on disposal of investments to reflect it as an operating activity.

•	The Company has separated intangible assets on the face of the balance sheet and made appropriate revisions to Note 4 of the financial statements in accordance with applicable sections of SFAS 142.

•	The Company reclassified a receivable due from a former employee from a contra-equity account to a related party receivable asset.

There has been no change to the previously reported net loss of $4,146,453, or $(0.08) per share, and $3,170,959 or $(0.07) per share for the years ended December 31, 2004 and 2003, respectively. There were no other material changes from the financial statements filed with the Original Filing.

        This Amendment No. 1 does not amend any other information previously filed in the Original Filing as amended by the Prior Amendments. The Original Filing as amended by the Prior Amendments is hereby superseded and amended with respect to the information set forth in this Amendment.

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

SULPHCO, INC.

June 10, 2005	By:	/s/ Rudolf W. Gunnerman

Rudolf W. Gunnerman, Chairman of the Board and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rudolf W. Gunnerman Rudolf W. Gunnerman	Chairman of the Board, Chief Executive Officer, Director (Principal Executive Officer)	June 10, 2005

/s/ Richard L. Masica Richard L. Masica	Director	June 10, 2005

/s/ Alan L. Austin, Jr. Alan L. Austin, Jr.	Vice President of Finance, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 10, 2005

/s/ Loren J. Kalmen Loren J. Kalmen	Director	June 10, 2005

Robert Henri Charles van Maasdijk	Director	June __, 2005

Raad Alkadiri	Director	June __, 2005

SULPHCO, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2004

AND

DECEMBER 31, 2003

WITH

AUDIT REPORT OF

REGISTERED PUBLIC ACCOUNTING FIRM

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, and 2003

Report of Registered Public Accounting Firm

March 4, 2005

Board of Directors
Sulphco, Inc.

We have audited the accompanying balance sheet of Sulphco, Inc., (a company in the development stage) as of December 31, 2004, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Mark Bailey & Company, Ltd.
Reno, Nevada

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEET
December 31, 2004

ASSETS
2004

Current Assets
Cash	$9,872,839
Related party accounts receivable	317,800
Prepaid expenses	38,860

Total current assets	10,229,499

Property and equipment (net of accumulated depreciation of $630,084)	604,410

Other Assets
Deferred tax asset (net of valuation allowance of $7,584,189)	—
Patents and trademarks	172,628
Deposits	46,823

Total other assets	219,451

Total assets	$11,053,360

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$294,513
Accrued expenses	485,969
Related party notes payable	1,000,000

Total current liabilities	1,780,483

Long-Term Liabilities
Related party note payable	7,000,000

Total long term liabilities	7,000,000

Commitments and Contingencies	—

Total liabilities	8,780,483

Stockholders’ Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value)
none issued	—
Common stock, $.001 par value, 100,000,000 shares authorized
56,429,385 shares issued and outstanding	56,429
Additional paid-in-capital	25,347,781
Prepaid expenses via stock issuance	(75,075)
Stock subscriptions receivable	(744,500)
Deficit accumulated during the development stage	(22,311,758)

Total stockholders’ equity	2,272,877

Total liabilities and stockholders’ equity	$11,053,360

The Accompanying Notes are an Integral Part of the Financial Statements
F-3

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004 and 2003 and From Inception

	2004	2003	Inception to date

Revenue
Sales	$—	$—	$42,967

Expenses

General and administrative expenses	(3,349,115)	(2,111,300)	(19,430,228)
Research and development expenses	(407,613)	(620,416)	(1,740,712)
Loss on disposal of investment	—	(221,711)	(221,711)
Depreciation expense	(104,242)	(191,043)	(669,889)

Total expenses	(3,860,970)	(3,144,470)	(22,062,540)

Loss from operations	(3,860,970)	(3,144,470)	(22,019,573)

Other income (expense)
Interest income	17,303	—	56,612
Interest expense	(302,786)	(26,489)	(348,797)

Loss before income taxes	(4,146,453)	(3,170,959)	(22,311,758)

Provision for income taxes	—	—	—

Net loss	$(4,146,453)	$(3,170,959)	$(22,311,758)

Loss per share: basic and diluted	$(0.08)	$(0.07)	$(0.64)

Weighted average shares: basic and diluted	53,713,346	47,965,000	34,938,170

The Accompanying Notes are an Integral Part of the Financial Statements
F-4

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004 and 2003 and From Inception

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock issued for prepaid interest	Stock issued for prepaid expenses	Common Stock Subscribed	Stock Subscriptions Receivable	Total Equity
	Shares	Amount

Balance, January 13, 1999

Stock issued for cash at $167 per share	1,000	$1	$166,999	$—	$—	$—	$—	$—	$167,000

Restate from recapitalization of GRD, Inc.	19,999,000	19,999	(19,999)	—				—	—

Net loss				(128,802)					(128,802)

Balance at December 31, 1999	20,000,000	$20,000	$147,000	$(128,802)	$—	$—	$—	$—	$38,198

Contributions from stockholders
in December 2000
Cash			169,168						169,168
Equipment			362,331						362,331

Acquisition of Filmworld, Inc.	1,200,000	1,200	(251,200)						(250,000)

Stock issued for cash and subscription
receivable at $0.50 per share	820,000	820	409,180					(208,500)	201,500

Stock options issued at $.50 per share
in December 2000			919,401						919,401

Stock options issued at $1.50 per share
in December 2000			94,799						94,799

Net loss				(1,364,393)					(1,364,393)

Balance at December 31, 2000	22,020,000	$22,020	$1,850,679	$(1,493,195)	$—	$—	$—	$(208,500)	$171,004

Stock issued for intangible assets at $4.25
per share in January 2001	292,800	293	1,244,107						1,244,400

Stock issued for intangible assets at $2.85
per share in February 2001	400,000	400	1,139,600						1,140,000

Stock sold to a related party at $1.47
per share February 2001	24,750	25	36,431						36,456

Stock issued for marketing services
at $2.86 per share April 2001	200,000	200	571,800						572,000

Issuance of options to related parties for
services in June 2001			773,931						773,931

Stock issued in exchange for notes payable
at $0.50 per share in June 2001	9,556,000	9,556	4,768,444					(4,778,000)	—

Stock issued in exchange for notes payable
at $1.50 per share in June 2001	425,000	425	637,075					(637,500)	—
									—
Stock sold for cash at $2.94 per share
in June 2001	100,000	100	293,900						294,000

Stock issued for a note receivable at $1.41
per share in June 2001	200,000	200	281,800					(282,000)	—

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004 and 2003 and From Inception

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock issued for prepaid interest	Stock issued for prepaid expenses	Common Stock Subscribed	Stock Subscriptions Receivable	Total Equity
	Shares	Amount

Stock issued to a related party for
cash at $0.50 per shares in
June 2001	350,000	350	174,650						175,000

Cash received for subscription
in July 2001								282,000	282,000

Cash received for subscriptions
in August 2001								340,000	340,000

Stock issued for subscription
receivable of $2,000,000 in
September 2001	2,758,620	2,759	1,997,241					(2,000,000)	—

Stock issued to a related party for
consulting fees at $0.85 per
share in November 2001	4,000,000	4,000	3,396,000						3,400,000

Shares returned in November 2001	(300,000)	(300)	(1,558,147)					784,500	(773,947)

Cash received for subscriptions				—				200,000	200,000

Stock returned in December 2001	(100,000)	(100)	(49,900)					50,000	—

Stock options issued at a weighted
average issue price of $0.75 per
share in October 2001			89,020						89,020

Net loss				(6,927,525)					(6,927,524)

Balance at December 31, 2001	39,927,170	$39,928	$15,646,632	$(8,420,720)	$—	$—	$—	$(6,249,500)	$1,016,340

Stock issued for related party services at $0.50 per share
in March 2002	10,000,000	10,000	4,990,000						5,000,000

Stock returned in May 2002	(1,000,000)	(1,000)	(499,000)					500,000	—

Stock returned in June 2002	(100,000)	(100)	(71,900)					72,000	—

Stock returned in July 2002	(25,000)	(25)	(37,475)					37,500	—

Payment on stock subscription
received in July 2002								515,500	515,500

Stock returned in July 2002	(1,000,000)	(1,000)	(499,000)					500,000	—

Stock issued for services at $0.10 per
share in September 2002	50,000	50	4,950						5,000

Stock returned in September 2002	(431,000)	(431)	(440,069)						(440,500)

Stock issued for services at $0.27 per share in October 2002	50,000	50	13,450						13,500

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004 and 2003 and From Inception

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock issued for prepaid interest	Stock issued for prepaid expenses	Common Stock Subscribed	Stock Subscriptions Receivable	Total Equity
	Shares	Amount

Stock Options issued in November 2002
for $0.10 per share (restated)			31,500						31,500

Stock issued to a related party for cash at
$0.10 per share in November 2002	100,000	100	9,900						10,000

Stock issued to a related party for cash at
$0.10 per share in December 2002	50,000	50	4,950						5,000

Net loss (restated)				(6,573,627)					(6,573,627)

Balance at December 31, 2002	47,621,170	$47,621	$19,153,938	$(14,994,346)	$—	$—	$—	$(4,624,500)	$(417,287)

Stock subscribed for services at $0.42 per
share in February 2003			20,950				50		21,000

Payment on stock subscription
received in February 2003								3,575,000	3,575,000

Stock issued to a related party for cash at
$0.33 per share in March 2003	50,000	50	16,450						16,500

Stock issued for services at $0.32 per
share in June 2003	50,000	50	15,950						16,000

Stock returned in August 2003	(196,870)	(197)	(196,678)					196,875	—

Stock returned in September 2003	(3,130)	(3)	(3,322)					3,325	—

Stock issued to a related party for cash at
$0.23 per share in November 2003	2,173,913	2,174	497,826						500,000

Stock returned in December 2003	(25,000)	(25)	(37,275)					37,300	—

Stock subscribed for prepaid interest
at $0.296 per share in December 2003			295,000		(296,000)		1,000		—

Net loss				(3,170,959)					(3,170,959)

Balance at December 31, 2003	49,670,083	$49,670	$19,762,839	$(18,165,305)	$(296,000)	$—	$1,050	$(812,000)	$540,254

Restricted stock issued for
interest on notes at $0.296 per share
in January 2004.	1,000,000	1,000					(1,000)		—

Stock issued for services at $0.85 per
share in January 2004	100,000	100	84,900						85,000

Issued subscribed stock at $0.42 per
share in March 2004	50,000	50					(50)		—

Stock issuance at $0.90 per
share in June 2004 (See Note 10 for
attached rights and warrants)	1,489,170	1,489	1,338,766						1,340,255

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004 and 2003 and From Inception

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock issued for prepaid interest	Stock issued for prepaid expenses	Common Stock Subscribed	Stock Subscriptions Receivable	Total Equity
	Shares	Amount

Stock issuance at $1.25
per share in June 2004 (See
(Note 10 for attached rights
and warrants)	1,015,480	1,015	994,204						995,219

Stock options exercised at $0.55
per share in June 2004	200,000	200	109,800						110,000

Stock options exercised at $0.35
per share in June 2004	100,000	100	34,900						35,000

Stock issued for services at $2.86
per share in July 2004	45,000	45	128,655			(128,700)			—

Stock issuance at $.90 per share
for June private placement in
August 2004 (Note 10 for
attached rights and warrants)	22,500	22	(2,516)						(2,494)

Stock issuance at $1.25 per share
for June private placement in
August 2004 (Note 10 for
attached rights and warrants)	15,000	15							15

Cancellation of subscribed stock at
$1.50 per shares in September
2004	(45,000)	(45)	(67,455)					67,500	—

Second close - June stock
issuance at $.90 per share in
October 2004 (See Note 10 for
attached rights and warrants)	1,466,672	1,467	1,003,757						1,005,224

Second close - June stock
issuance at $1.25 per share in
October 2004 (See Note 10 for
attached rights and warrants)	1,000,480	1,001	1,240,231						1,241,232

Stock options exercised at $0.55
per share in December 2004	300,000	300	164,700						165,000

Amortization of prepaid interest					296,000				296,000

Amortization of prepaid expenses						53,625			53,625

Contribution from stockholder			555,000						555,000

Net loss				(4,146,453)					(4,146,453)

Balance December 31, 2004	56,429,385	$56,429	$25,347,781	$(22,311,758)	$—	$(75,075)	$—	$(744,500)	$2,272,877

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004 and 2003 and From Inception

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

At December 31, 2004 the Company capitalized $172,628 in costs that were incurred in connection with filing and maintaining patents and trademarks related to its internally developed technology in accordance with Accounting Principles Board (“APB”) Opinion No. 17 –Intangible Assets. The Company does not believe there is any residual value related to its patents and trademarks. Further, management has reviewed, including but not limited to, the timing of the capitalized expenditures, the amounts expended, the laws of the foreign countries involved, and the ability to maintain exclusive rights to the technology, in estimating the useful lives of patents and trademarks both in the United States and abroad. The following table illustrates management’s estimate for amortization expense, using the straight-line method, for the next five years based on a weighted-average estimated useful life of 16 years :

Year	Estimated Amortization Expense

2005	10,789
2006	10,789
2007	10,789
2008	10,789
2009	10,789

Total	53,945

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, and 2003

Due to the majority of the capitalized costs being incurred near the year ended December 31, 2004 no amortization expense was recognized, and therefore, accumulated amortization at December 31, 2004 was $0. Management expects to continue to capitalize appropriate patent and trademark expenditures during the next several years. Failure to obtain pending patents may have an adverse effect on our future financial position, results from operations, and cash flows.

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

The Company’s notes payable consist of the following as of December 31, 2004:

On December 30, 2003, the Company issued a $500,000 note to the Chairman and CEO and a $500,000 note to a related party. From each of these notes, $250,000 was obtained before year end. The balance of $250,000 for each note was issued during 2004. The notes were originally issued on December 30, 2003 at an interest rate of 29.6%, which was paid via the issuance of 1,000,000 shares of restricted stock on January 5, 2004 for total consideration of $296,000 or $0.296 per share. On December 30, 2004 the notes were renewed at 8% per annum with the interest and principal due at December 30, 2005.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, and 2003

On December 31, 2004, under the Board’s approval, the Company borrowed $7,000,000 in the form of a long-term note from the Chairman and CEO. Interest on the note is variable at the rate of the 1-month London Inter-Bank Offering Rate (“LIBOR”) plus 0.5% per annum, with interest only payments due on December 31, 2005 and 2006 and the remaining accrued interest and principal due on December 31, 2007 when the note matures. The interest rate on the note as of December 31, 2004 was 2.90%.

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

Effective December 28, 2004, Mr. Schumacher resigned as President and Secretary. In connection with Mr. Schumacher's resignation SulphCo and Mr. Schumacher entered into a Separation Agreement and General Release, dated and effective December 28, 2004, which provided for Mr. Schumacher to retain 500,000 of the 1,000,000 million options previously granted to him under his Executive Employment Agreement, and to receive a separation payment of $165,000 upon resignation in lieu of the $600,000 severance payment provided for under the Executive Employment Agreement. The remaining 500,000 options previously granted under the Executive Employment Agreement were cancelled pursuant to the Separation Agreement.

In addition, on December 28, 2004, Rudolf Gunnerman personally granted to Mr. Schumacher an option to acquire 100,000 shares of SulphCo, Inc. Common Stock owned by Mr. Gunnerman at an exercise price of $0.55. This option expires in February 2006. As Dr. Gunnerman is the Chairman, CEO and controlling shareholder of the Company, in accordance with SFAS 123 "Share Based Payment" the Company recognized an expense of $555,000, the difference between the exercise price of the option granted to Mr. Schumacher by Dr. Gunnerman, and the market price on the date of grant, December 28, 2004, in the period ended December 31, 2004.

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

In June 2004 the Company entered into two private placements. The first private placement was to sell 2,978,342 shares of common stock at $0.90 per share, warrants exercisable at $1.125 per share for 1,073,690 shares of common stock, and additional investment rights entitling the purchaser to purchase up to 6,135,357 shares of common stock at a purchase price of $0.90 and a warrant to purchase up to 2,147,379 shares at $1.125 per share. The investment rights are exercisable by investors for 180 days following the effective date of the registration statement. The warrants are exercisable for up to 30 months after the date of their issuance. Of the 2,978,342 shares issued during the year ended December 31, 2004, related to the first placement, 1,489,170, 22,500, and 1,466,672 shares were issued in June, August, and October respectively. As of December 31, 2004 all the shares were issued related to the first placement for net cash proceeds totaling $2,342,985.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, and 2003

The second private placement was to sell 2,030,960 shares of common stock at $1.25 per share, warrants exercisable at $1.5625 per share for 732,161 shares of common stock, and additional investment rights entitling the purchaser to purchase up to 2,091,889 shares of common stock at $1.25 per share and a warrant to purchase up to 1,464,322 shares at $1.5625 per share. The investment rights are exercisable by investors for 180 days following the effective date of the registration statement. The warrants are exercisable for up to 30 months after the date of their issuance. Of the 2,030,960 shares issued during the year ended December 31, 2004, related to the second placement, 1,015,480, 15,000, and 1,000,480 shares were issued in June, August, and October respectively. As of December 31, 2004 all shares were issued related to the second placement for net cash proceeds of $2,236,466.

In June 2004, the Company issued 200,000 shares of common stock at $0.55 per share in connection with the exercise of stock options granted in 2003 for cash in the amount of $110,000.

In June 2004, the Company issued 100,000 shares of common stock at $0.35 per share in connection with the exercise of stock options granted in 2003 for cash in the amount of $35,000.

In July 2004, the Company issued 45,000 shares at $2.86 per share for the services of a consultant valued at $128,700.

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

	2004	2003

Expected Dividend yield	$ -0-	$ -0-
Expected stock price volatility	n/a	272
Risk free interest rate	n/a	4.00-4.65%
Expected life of options	—	3 years

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