Form 10QSB
period 2005-06-30
SULPHCO INC
filed 2005-08-11
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2005.

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from _______ to ________.

Commission File No. 0-27599

SULPHCO, INC.

(Name of the small business issuer)

Nevada	88-0224817

(State of Incorporation)	(I.R.S. Employer Identification No.)

850 Spice Islands Drive, Sparks, NV 89431

(Address of principal executive offices)

(775) 829-1310

(Issuer’s telephone number)

Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 56,644,385 shares of common stock issued and outstanding as of August 10, 2005.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

Item 1.   Financial Statements.

SULPHCO, INC. (A Company in the Development Stage) BALANCE SHEET June 30, 2005 (unaudited)
June 30, 2005

Current Assets:
Cash and cash equivalents	$7,527,078
Prepaid expenses	26,054

Total current assets	7,553,132

Property and Equipment (net of accumulated depreciation of $731,647)	507,133

Other Assets
Deferred tax asset (net of valuation allowance of $9,145,004)	—
Intangible assets (net of accumulated amortization of $5,949)	292,662
Other	36,822

Total other assets	329,484

Total assets	$8,389,749

Current Liabilities
Accounts payable	$196,068
Unearned revenue	500,000
Accrued liabilities	263,898
Accrued late registration fees	760,240
Related party notes payable	1,000,000

Total current liabilities	2,720,206

Long Term Related Party Note Payable	7,000,000

Commitment and Contingencies	—

Total liabilities	9,720,206

Stockholder’s Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	—
Common stock: 100,000,000 shares authorized ($0.001 par value) 56,644,385 shares issued and outstanding at June 30, 2005	56,644
Paid in capital	26,374,714
Prepaid expense via stock issuance	(10,725)
Stock subscription receivable	(744,500)
Deficit accumulated during the development stage	(27,006,590)

Total stockholder’s equity	(1,330,457)

Total liabilities and stockholder’s equity	$8,389,749

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC. (A Company in the Development Stage) STATEMENT OF OPERATIONS June 30, 2005 (unaudited)

	Six Months Ended June 30		Three Months Ended June 30		Inception to date
	2005	2004	2005	2004

Revenue
Sales	$—	$—	$—	$—	$42,967

Expenses
General and administrative expenses	(3,094,546)	(1,109,481)	(1,660,431)	(545,966)	(22,521,422)
Research and development expenses	(442,627)	(226,526)	(246,119)	(114,032)	(2,183,338)
Depreciation & amortization	(107,512)	(49,769)	(62,993)	(2,387)	(780,751)
Loss on disposal of asset	—	—	—	—	(221,711)
Loss on impairment of asset	(233,900)	—	—	—	(233,900)

Total operating expenses	(3,878,585)	(1,385,776)	(1,969,543)	(662,385)	(25,941,122)

Loss from operations	(3,878,585)	(1,385,776)	(1,969,543)	(662,385)	(25,898,155)

Other income (expense)
Interest income	93,954	—	54,576	—	150,565
Interest expense	(149,963)	(154,000)	(79,213)	(74,000)	(498,760)
Late registration fees	(760,240)	—	(322,240)	—	(760,240)

Loss before taxes	(4,694,834)	(1,539,776)	(2,316,420)	(736,385)	(27,006,590)

Income tax benefit (provision)	—	—	—	—	—

Net loss	$(4,694,834)	$(1,539,776)	$(2,316,420)	$(736,385)	$(27,006,590)

Loss per share: basic and diluted	$(0.08)	$(0.03)	$(0.04)	$(0.01)	$(0.74)

Weighted average shares basic and diluted	56,578,552	51,026,611	56,627,718	51,316,473	36,603,456

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC. (A Company in the Development Stage) STATEMENT OF CASH FLOWS June 30, 2005 (unaudited)
	Six Months Ended June 30		Inception to date
	2005	2004
Cash Flows From Operating Activities
Net loss	$(4,694,834)	$(1,539,776)	$(27,006,590)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	107,512	49,769	777,401
Shares issued for services	887,500	85,000	6,666,293
Shares issued for compensation expense	204,000	—	204,000
Shares issued for interest expense	—	148,000	296,000
Contribution from stockholder	—	—	555,000
Shares subscribed for services	—	—	21,000
Loss on disposal of subsidiary	—	—	221,711
(Increase) decrease in accounts receivable	317,800	(15,244)	—
(Increase) decrease in prepaid expenses	12,806	10,973	(24,553)
Decrease in accounts payable	(98,445)	98,634	172,684
Decrease in accrued liabilities	(222,072)	(32,450)	287,281
Accrued late registration fees	760,240	—	760,240
Loss on impairment of asset	233,900	—	233,900
Increase in unearned revenue	500,000	—	500,000
Decrease in legal settlement	—	(13,636)	—
Net cash used in operating activities	(1,991,593)	(1,208,730)	(16,335,633)

Cash Flows From Investing Activities
Purchase of property and equipment	(238,186)	(6,470)	(1,134,313)
Investment in subsidiary	—	—	(221,711)
Return / (payment) of deposit	10,000	—	(36,822)
Development of intangible assets	(125,982)	—	(314,454)
Net cash used in investing activities	(354,168)	(6,470)	(1,707,300)

Cash Flows from Financing Activities
Proceeds from issuance of stock	—	2,480,474	11,779,652
Proceeds from stock subscription	—	—	4,240,887
Proceeds from issuance of related party notes payable	—	500,000	11,000,000
Proceeds from issuance of line of credit	—	—	750,000
Return on capital	—	—	(118,427)
Principal payments on related party notes payable	—	(250,000)	(250,000)
Decrease in related party receivable	—	—	1,359,185
Payments on contract payable	—	—	(250,000)
Principal payments on line of credit	—	—	(750,000)
Principal payments on advance from related party	—	—	(2,191,285)
Net cash provided by financing activities	—	2,730,474	25,570,012

Net increase (decrease) in cash and cash equivalents	(2,345,761)	1,515,274	7,527,078
Cash and cash equivalents at beginning of period	9,872,839	735,733	—

Cash and cash equivalents at end of period	$7,527,078	$2,251,007	$7,527,078

Supplemental Information and non cash transactions

During the six months ended June 30, 2005, and 2004, the Company paid $79,213 and $154,000 in interest, respectively. The Company paid no income taxes during the six months ended June 30, 2005, and 2004.
The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2005 (unaudited)

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

During 2005, the Company has received $500,000 in unearned revenue, which represents the first two installments on the sale of a Sonocracking ™ pilot plant to OIL-SC for $1 million, as noted in the 8-K filed with the SEC on February 25, 2005. In accordance with the terms of the agreement, the Sonocracking ™ unit shall be installed and operational within six months from the date of the contract. The first payment of $300,000 was received on March 15 and the second payment of $200,000 was received on June 30. The two remaining payments of $50,000 and $450,000 will be received on or before September 1, 2005 and December 1, 2005, respectively.

4.	Prepaid Expenses

Prepaid expenses include $16,054 in prepaid insurance which is amortized over the life of the policy, and a $10,000 advance payment for a consulting agreement. The insurance policy expires in November of 2005 and the consulting agreement expires in December of 2005.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2005 (unaudited)

5.	Notes Payable

The Company’s notes payable consist of the following as of June 30, 2005:

As of June 30, 2005, the Company had outstanding short-term notes payable due to related parties in the amount of $1,000,000. The notes carry an annual interest rate of 8%, payable quarterly, and mature on December 30, 2005. Interest of $40,000 has been paid on these notes for the six months ended June 30, 2005.

On December 31, 2004, under the Board’s approval, the Company issued a $7,000,000 note to the Chairman and CEO. Interest on the note will be based at the rate of 3-month LIBOR plus 0.5% per annum, with payments due and payable December 31 of 2005, 2006, and on the note maturity date of December 31, 2007, at which time the principal is also due. As of June 30, 2005, interest payable of $110,082 has been accrued on this note.

6.	Related Party Transactions

The CEO was paid $90,000 during the quarter, under a consulting agreement. The agreement is set to terminate on July 1, 2006.

In June 2005, an interest payment of $10,000 was made to the Chairman and CEO in connection with an outstanding note payable.

In June 2005 an interest payment of $10,000 was made to a related party in connection with an outstanding note payable.

The Company has a consulting agreement with a Director and, as of June 30, 2005, have paid $59,791 in consulting fees and $7,436 in travel related expenses.

The Company had a consulting agreement with a related party and, as of June 30, 2005, has paid $50,000 in consulting fees and $50,015 in travel related expenses.

7.	Capital Stock

In January 2005, fifty thousand restricted shares of common stock were issued at $5.47 per share, to a Director for services valued at $273,500.

In January 2005, fifty thousand restricted shares of common stock were issued at $4.08 per share to an Officer for compensation expense valued at $204,000.

In April 2005, fifteen thousand shares of common stock were issued at $5.91 in exchange for consulting services valued at $88,650.

In April 2005, fifty thousand restricted shares of common stock were issued at $5.68 per share to a Director for services valued at $284,000.

In May 2005, fifty thousand restricted shares of common stock were issued at $3.54 per share to a Director for services valued at $177,000.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2005 (unaudited)

The issue prices of the shares above reflect the fair market value of the Company’s common stock at the market close on the date of issuance.

The Company is obligated to pay $760,240 in late registration fees due to the registration statement related to a private placement having not yet gone effective, as per the agreement. The agreement requires SulphCo to pay late registration fees to the selling security holders at the rate of 2% per month of the invested amount if the registration covering the placement shares is not declared effective by the SEC within 90 days of the date of the investment. As of June 30, 2005, the full amount of fees has been accrued. The registration statement was declared effective by the SEC on June 27, 2005.

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

There are various claims and lawsuits pending against the Company arising in the normal course of the Company’s business. Although the amount of liability at June 30, 2005, cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company’s financial position.

9.	Subsequent Events

On July 12, 2005, SulphCo signed an agreement with Jaie Haour Group of Taiwan for the manufacture of major structural components for SulphCo’s Sonocracking(TM) units.

Item 2.   Plan of Operation

Our Business

                We are engaged in the business of developing and commercializing our patented and proprietary technology for the “upgrading” of crude oil. Our patented and proprietary process, which we refer to as “Sonocracking™”, is based upon the novel use of high power ultrasonics – the application of high energy, high frequency sound waves – to effect beneficial changes in the chemical composition of crude oil. These beneficial changes include an increase in the gravity of the crude oil and a corresponding increase in the amount of lighter oils that can be recovered during refining processes. Other beneficial changes to the crude oil as a result of the Sonocracking™ technology include a reduction in the weight percentage of sulfur as well as a reduction in the parts per million of nitrogen. Although our primary focus has been the application of the Sonocracking™ technology to crude oil, we believe that beneficial changes to other petroleum products and chemicals are also possible.

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

                References in this report to “we,”“us,”“our company” and SulphCo refer to SulphCo, Inc., a Nevada corporation.

Development and Commercialization Activities

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

                In January 2005 ChevronTexaco installed a 2,000 bbl/day Sonocracking™ system in its pilot plant at the Richmond Technology Center in Richmond, California, using components owned by us to further evaluate our technology. Our collaboration agreement with ChevronTexaco expired by its terms on July 6, 2005. We are unable to predict when or if we will enter into any new business agreements with ChevronTexaco or the terms of any such agreements.

                We are completing construction of our first commercial 5,000 bbl/day Sonocracking unit at our facilities in Sparks, Nevada. Construction of the unit is a culmination of months of testing of the internal components of the unit at our facility. The 5,000 bbl/day unit is designed to be modular in order to facilitate both scalability and maintenance. We intend to configure five of the 5,000 bbl/day units to make up a single 25,000 bbl/day unit.

                SulphCo is continuing its Sonocracking™ development work on crude oil, primarily through data generated from its pilot plant located at its headquarters in Sparks, Nevada. SulphCo is also developing and testing improved ultrasonic probes and associated electrical components at the same facility.

                During the next 12 months we intend to continue development and commercialization activities currently underway and to explore new activities. In this regard:

•	We completed design and engineering work for a 25,000 bbl or more per day Sonocracker™ unit during the second quarter of 2005. Once the design and engineering work for the 25,000 bbl unit is fully tested, we intend to manufacture two initial 25,000 bbl units in anticipation of receipt of a customer order.

•	We plan to continue to engage in development and testing activities, both at our facility and in collaboration with other parties.

•	We expect to continue to explore partnerships, joint ventures, licensing and other relationships conducive to the further development and deployment of our Sonocracking™ technology.

                In February 2005 we entered into an agreement with OIL-SC, Ltd (OIL-SC) based in Seoul, South Korea, which provides for the sale by us to OIL-SC of a Sonocracker™ pilot plant utilizing our Sonocracking™ technology for $1 million and the appointment of OIL-SC as our marketing representative for oil refiners in South Korea. The pilot plant, which is expected to have a processing capacity of up to 2,000 bbl/day, will be located in South Korea, and is intended to both serve as a demonstration unit for our Sonocracking™ technology to South Korean refiners and to upgrade petroleum products which OIL-SC purchases on the open market. We recently completed construction and testing of the plant components and expect to deliver and assemble the Sonocracker™ unit in South Korea in August 2005. We will also provide start-up assistance in connection with OIL-SC’s operation of the pilot plant.

                The agreement with OIL-SC calls for the $1 million purchase price for the pilot plant to be paid to us in installments. The initial installment of $300,000 was paid to us on March 15, 2005 and the second installment of $200,000 was paid to us on June 30, 2005. Additional installments of $50,000 and $450,000 are payable on September 1 and December 1, 2005. This agreement also provides that OIL-SC is entitled to a full refund of all payments if the pilot plant does not operate within agreed specifications within 90 days of the installation of the pilot plant. These specifications call for the pilot plant to upgrade a specified grade of medium weight crude oil (Arab Medium Crude) by increasing its gravity (API) by 9.8%, reducing sulfur weight content by 29.4%, and reducing nitrogen content by 29.9%. As the payment of the $1 million purchase price is refundable if the pilot plant does not meet the agreed specifications, no portion of the purchase price has been or will be recorded as revenue in our financial statements until the pilot plant is successfully installed and tested under the agreement with OIL-SC.

                In July 2005, we entered into a Manufacturing Agreement with Jaie Haour Group of Taiwan (“JH Group”) which provides for the manufacture by JH Group of major structural components for our Sonocracking™ units. The agreement specifies that JH Group will manufacture, the frames, tanks, piping and certain other components for the Sonocracking units, as well as provide component sourcing, technical design and development assistance. JH Group will also assist SulphCo by providing personnel for equipment installation support. JH Group has constructed components for a Sonocracking™ unit for our customer, OIL-SC, in South Korea.

                In May 2005, we entered into a Manufacturing Agreement with Märkisches Werk GmbH (“MWH”) which provides for the manufacture by MWH of our Sonocracking probe assembly and reactor (“Equipment”). Under the terms of the Manufacturing Agreement we are required to purchase Equipment we may require from time to time exclusively from MWH, so long as MWH is able to meet certain requirements as to price, quality and delivery schedules. The Manufacturing Agreement has a term of five years, subject to earlier termination upon the occurrence of specified defaults.

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

                The nature and timing of our activities over the next 12 months and beyond cannot be predicted with certainty, as they are dependent upon a number of factors, including the timing of completion of development and commercialization milestones and the business requirements of third parties. We do not expect to generate any revenues from the sale of Sonocracker™ units or the licensing of our technology until at least the second half of 2005.

Liquidity and Financial Results

                As of July 31, 2005, we had $7,138,457 in available cash reserves. Included in this amount is $500,000 in refundable installment payments (unearned revenue) received related to the pending delivery of a pilot plant by us to OIL-SC. Additional refundable installments of $50,000 and $450,000 are payable on September 1 and December 1, 2005. We believe our current cash reserves, excluding the unearned revenue noted above, are sufficient to meet our current obligations and fund our operations for the next 12 months.

                We currently have a total of $1,000,000 due to related parties that is payable December 31, 2005 and carries an 8% interest rate. We also have a $7,000,000 note payable to a related party due December 31, 2007 with a variable interest rate of LIBOR plus .5% adjusted quarterly, based on the one-month LIBOR rate (See “Financing Activities” below). We currently use the proceeds to fund our day to day operations and meet our current obligations.

                We are a development stage company and have not generated any material revenues since we commenced our current line of business in 1999. We do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement, sale of an initial production scale unit, or other commercial arrangement is entered into with respect to our technology.

                As of June 30, 2005, we had an accumulated deficit of approximately $27.0 million, which includes approximately $6.9 million of stock-based compensation. For the six months ended June 30, 2005, we incurred losses of $4.7 million, of which approximately $1.1 million represents stock-based compensation payable to directors, officers and consultants.

                These losses are principally associated with the research and development of our upgrading and desulfurization technologies, development of pre-production prototypes, and related marketing activity, and we expect to continue to incur expenses in the future for development, commercialization and sales and marketing activities related to the commercialization of our technologies.

                The $4.7 million loss for the six months ended June 30, 2005, also includes: (1) approximately $760,000 of accrued late registration fees payable to investors in our June 2004 private placements resulting from delays in an SEC registration completed in June 2005 (See “Financing Activities below”); (2) a $234,000 loss on impairment of asset, as we have determined that a previously capitalized prototype no longer reflects the value of our commercially viable technology.

                Our estimated monthly cash outflow, or cash burn rate, as of the date of this report, for fixed and normal recurring operating expenses, is approximately $400,000 per month, as follows:

Salaries and consulting expenses	$177,000
Plant and property leases	37,000
Professional fees	60,000
R&D Expenses	31,500
Interest expense	26,000
Office, phone, utilities	8,000
Patent costs	30,000
Travel and entertainment	23,500
Miscellaneous	7,000

Total	$400,000

                The foregoing amounts represent fixed and normal recurring cash operating expenses, and are exclusive of non-recurring items such as capital expenditures. Additional funding requirements during the next 12 months may arise upon the placement of an order by a future customer for one or more Sonocracker™ units. We expect that funding for the cost of manufacturing of any particular unit would be available either from current cash reserves or from potential customers before we commence manufacturing the unit. In addition, as we are unable to determine the precise timing of development activities or receipt of customer orders, monthly cash outflow may increase significantly as we increase our research and development activities, and prepare for additional assembly and manufacturing duties associated with the deployment of the Sonocracking™ technology.

                “Salary and consulting expenses” represents salary and payroll costs for all of our full time employees and consulting payments.

                Monthly fixed and recurring expenses for “Plant and property leases” of $37,000 represents the monthly lease payment to an unaffiliated third party for our facility located at 850 Spice Islands Drive for approximately 93,000 square feet of executive offices, research facilities and manufacturing space.

                 Included in professional fees are estimated recurring legal fees paid to outside corporate and patent counsel and ongoing litigation expenses, audit and review fees paid to our independent accountants, and fees paid for investor relations.

                We anticipate that our existing capital resources will be sufficient to fund our cash requirements through the next 12 months. The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the development and commercialization of our technologies, the terms of any future commercial arrangements, and the timing of future customer orders.

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

                In the past we have financed our research and development activities primarily through debt and equity financings from our principal shareholder, Dr. Rudolf W. Gunnerman, and other parties. Sources of additional capital include the exercise of additional investment rights and warrants issued to investors in the June 2004 private placements, and funding through future collaborative arrangements, licensing arrangements and debt and equity financings. We do not know whether additional financing will be available on commercially acceptable terms when needed. If we are unable to secure such additional financing when needed, we may have to curtail or suspend all or a portion of our business activities. Further, if we issue equity securities, our shareholders may experience dilution of their ownership percentage.

                Financing Activities

                As of June 30, 2005, a short-term promissory note in the amount of $500,000 was outstanding and payable to Dr. Gunnerman. The note is due December 30, 2005 and carries an interest rate of 8 percent per annum. The agreement provides for mandatory prepayments from revenues we receive from the sale of our products or the licensing of our technology or otherwise, and from the amount of unrestricted loan or equity financings we receive.

                As of June 30, 2005, a short-term promissory note in the amount of $500,000 was outstanding and payable to Erika Herrmann, the sister-in-law of Dr. Gunnerman. The note is due December 30, 2005 and carries an interest rate of 8 percent per annum. The agreement provides for mandatory prepayments from revenues we receive from the sale of our products or the licensing of our technology or otherwise, and from the amount of unrestricted loan or equity financings we receive.

                In June 2004 we conducted two private placements with institutional and other third party investors for the sale of units consisting of our common stock, warrants, and rights to acquire additional stock and warrants, generating net cash proceeds of approximately $2.3 million. Additional cash proceeds of $2.3 million were generated as of November 2, 2004, when investors in the June 2004 placements acquired the remaining unpurchased units pursuant to the terms of the June 2004 placements, and up to $15.2 million may be generated upon exercise of warrants and rights if investors in the June 2004 private placements exercise all available warrants and rights. The rights expire on March 15, 2006, and warrants expire three years from the date of their issuance.

                As of June 30, 2005, we were obligated to pay approximately $760,000 in the aggregate to investors in the private placements as late registration fees. Our agreement also provides for interest to accrue on this amount at the rate of 18% per annum. We have had informal discussions with some of the private placement investors who have expressed interest in receiving restricted shares in lieu of cash fees and we expect that we will reach agreement with most of the investors to pay these fees with restricted shares in lieu of cash. However, as of the date of this report no formal agreements have been entered into with any investors to pay these fees by issuing additional restricted shares.

                In December 2004 Dr. Gunnerman advanced $7 million to us as a loan. The loan is evidenced by a promissory note which bears interest at the rate of 0.5% above the 30 day “LIBOR” rate, adjusted quarterly and payable annually, and the entire principal amount is due and payable in December 2007. The “LIBOR” rate, which stands for London Interbank Offered Rate, is a reference rate for short-term loans between banks in the London interbank market. The initial loan rate under the promissory note on December 31, 2004, was 2.9% (0.5% above the “LIBOR” rate), and the interest rate under the note is adjusted quarterly. The “LIBOR” rate as of June 30, 2005 was 3.34%, making the interest associated with the note 3.84%.

Research and Development

                For the six months ended June 30, 2005 we incurred approximately $443,000 related to research and development of our Sonocracking technology. Of this amount, approximately $130,000 was paid to our engineers as wages and related benefits for the design and testing of the pilot plant being sold to OIL-SC. Also included in this amount is approximately $142,000 for the procurement of control panels, probes, centrifuges, and generators related to the development of the 2,000 bbl/ unit for OIL-SC and the 1,000 bbl / unit currently located at our Sparks, Nevada facility used for test purposes. The remainder of our research and development costs in this six-month period relate to outside labor costs and recurring monthly expenses related to the maintenance of our warehouse facilities. We continue to design, test, and purchase parts that we expect to use in the production of a large scale commercial unit.

                We intend to continue our research and development program during the next 12 months in order to expand the development of the design and manufacture of commercial Sonocracker™ units which embody our proprietary technology. Management anticipates that our research and development costs, including a portion of salaries for full time employees, will be approximately $50,000 per month, or $600,000 during the next 12 months.

Employees

                As of July 31, 2005, we had 17 full-time employees and a consulting agreement with RWG, Inc., for the full-time services of our chairman and CEO, Rudolf W. Gunnerman. We do not expect any material changes in the number of our employees during the next 12 months unless required to service future customer orders.

Forward Looking Statements

                This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may,”“will,”“should,”“could,”“expect,”“plan,”“anticipate,”“believe,”“estimate,”“project,”“predict,”“intend,”“potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

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

Item 3.   Controls and Procedures

                The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1.   Legal Proceedings.

                On June 9, 2005, our company and our CEO, Rudolf Gunnerman, were named as defendants in two separate legal actions commenced in Reno, Nevada. Though the plaintiffs, factual allegations and theories of recovery asserted in the two cases are different, they both allege claims to intellectual property belonging to us, which claims we and the other named defendants regard as wholly without merit. The fact that the two cases were filed on the same day and were endorsed by the same counsel suggests a concerted effort between the two plaintiffs to induce an undeserved settlement from us and/or other named defendants. We intend to defend ourselves vigorously. Following is a description of the plaintiffs’ allegations, the relief sought and the present status of these proceedings.

                Talisman Capital Talon Fund, Ltd. v. Rudolf Gunnerman and Sulphco, Inc. was commenced in the United States District Court for the District of Nevada (Case No. CV-N-05-0354-HDM-RAM) by an offshore company purportedly based in Tortola, British Virgin Islands, against SulphCo, Inc. and Rudolf W. Gunnerman. The Talisman Fund complaint alleges that the predecessor-in-interest of Talisman, Capital Strategies Fund, Ltd., entered into an agreement with Dr. Gunnerman in April 2003 in which Dr. Gunnerman purportedly assigned to Capital Strategies Fund, Ltd. all rights to specified intellectual property then owned by us or subsequently acquired or developed by us, including two patents issued to us prior to the April 2003 agreement (US Patent Nos. 6,402,939, 6,500,219), four patents issued to SulphCo subsequent to April 2003 (US Patent Nos. 6,827,844, 6,652,992, and 6,897,628), and a patent application filed by us subsequent to April 2003. The Talisman Fund complaint further alleges claims against us for tortious interference with Talisman’s contractual rights under the April 2003 agreement, conversion and unjust enrichment, and seeks as relief both unspecified damages and a declaration that Talisman is the exclusive owner of the claimed intellectual property. Talisman claims rights under and related to the April 2003 agreement purportedly as the result of an assignment by Capital Strategies Fund, Ltd. to Talisman Fund in May 2005 of its rights under the April 2003 agreement. Both SulphCo and Dr. Gunnerman deny the validity of the claims of the Talisman Fund, including claims that rights to any of our company’s intellectual property are covered by the April 2003 agreement and further deny that the Talisman Fund has any rights to technology owned or used by us. On July 28, 2005, the defendants (including SulphCo) filed a Motion for Judgment on the Pleadings, seeking dismissal of all counts in the complaint as to all counts. The defendants also filed an Original Answer denying the allegations in the complaint.

                The second action commenced on June 9, 2005, Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., was filed in the Second Judicial District Court of the State of Nevada in and for the County of Washoe (Case No. CV05 01346). The complaint alleges that under an exclusive license agreement originally entered into between Dr. Gunnerman and the legal predecessor-in-interest of plaintiff Clean Fuels Technology (“CFT”) in 1994, and which agreement was amended at various times after 1994, CFT owns the exclusive rights to “sulfur removal technology” originally developed by Professor Teh Fu Yen and Dr. Gunnerman with financial assistance provided by Dr. Gunnerman. The CFT complaint alleges that Rudolf Gunnerman, Peter Gunnerman, our President and COO, and RWG, Inc., a company owned by Dr. Gunnerman, wrongfully transferred the “sulfur removal technology” to SulphCo, Inc. in violation of the terms of the exclusive license agreement and other legal duties allegedly owed by them to CFT. The CFT complaint further alleges, on the basis of unspecified “information and belief,” that we conspired with Rudolf and Peter Gunnerman and RWG, Inc. to conceal the sulfur removal technology from CFT in breach of alleged fiduciary duties owed by SulphCo, Inc. and the other defendants to CFT; that SulphCo, Inc. committed unspecified “intentional acts” to “pilfer” CFT’s rights in the sulfur removal technology, and that CFT is entitled to a constructive trust over the “sulfur removal technology” as well as damages against the named defendants. Both SulphCo, Inc. and the other defendants deny the validity of CFT’s claims, including claims to any rights to technology owned or used by us. Both Rudolf Gunnerman and Peter Gunnerman were co-founders of CFT as well as its predecessor-in-interest, and both Dr. Gunnerman and Peter Gunnerman are shareholders of CFT. On July 28, 2005, the defendants (including SulphCo) filed a Motion for Judgment on the Pleadings, seeking dismissal of all counts in the complaint as to all counts except a single count alleged only against Rudolf and Peter Gunnerman. The plaintiff has yet to respond to SulphCo’s dispositive motion. The defendants also filed an Original Answer denying the allegations in the complaint.

                No amounts have been provided for in our financial statements for any pending proceedings.

Item 2.   Changes in Securities.

                During the three months ended June 30, 2005, we sold and issued unregistered securities in the following transactions.

                In consideration of Mr. Robert van Maasdijk’s agreement to join the Company’s Board of Directors in April 2005, SulphCo agreed to grant Mr. van Maasdijk 50,000 shares of our common stock valued at $5.68 per share. The agreement to issue 50,000 shares was based upon SulphCo’s determination of the value of the services rendered and to be rendered by Mr. van Maasdijk as a director.

                In consideration of Ralf Klug’s agreement to serve as a consultant effective April 1, 2005, SulphCo agreed to grant Mr. Klug 15,000 shares of our common stock valued at $5.91 per share. The agreement to issue 15,000 shares was based upon SulphCo’s determination of the value of the services rendered and to be rendered by Mr. Klug as a consultant to the Company.

                In consideration of Dr. Raad Alkadiri’s agreement to join the Company’s Board of Directors in May 2005, SulphCo agreed to grant Dr. Alkadiri 50,000 shares of our common stock valued at $3.54 per share. The agreement to issue 50,000 shares was based upon SulphCo’s determination of the value of the services rendered and to be rendered by Dr. Alkadiri as a director.

                All such securities were issued and sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and the certificates representing such securities contain a restrictive legend reflecting the limitations on future transfer of those securities. The offer and sale of these securities was made without public solicitation or advertising. The investors represented to us that they were knowledgeable and sophisticated, and were experienced in business and financial matters so as to be capable of evaluating an investment in our securities and were an “accredited investor” within the meaning of Regulation D promulgated under the Securities Act of 1933. Each of these investors was afforded full access to information regarding our business, including reports filed with the SEC.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

#	10.1 Employment Agreement dated as of June 1, 2005, by and between SulphCo, Inc. and Peter Gunnerman.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1 Certification of CEO and CFO Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

—————————————

# Incorporated by reference from our Form 8-K filed on June 10, 2005.

(b)  Reports on Form 8-K.

                On April 15, 2005, we filed a Current Report on Form 8-K under Item 5.02 to report the appointment of Robert Henri Charles van Maasdijk as a director.

                On April 26, 2005, we filed a Current Report on Form 8-K under Item 5.02 to report the resignation of Harry P. Holman as a director.

                On May 2, 2005, we filed a Current Report on Form 8-K under Item 1.01 to report an amendment to the Collaboration Agreement with ChevronTexaco Energy Technology Co. in order to extend the Agreement to July 6, 2005.

                On May 16, 2005, we filed a Current Report on Form 8-K under Item 8.01 to report the issuance of press release announcing that we had received written notification from the Salt Lake District Office of the SEC that the investigation captioned In the Matter of SulphCo, Inc. (SL-02337) had been terminated.

                On May 23, 2005, we filed a Current Report on Form 8-K under Item 5.02 to report the appointment of Dr. Raad Alkadiri as a director.

                On June 10, 2005, we filed a Current Report on Form 8-K under Items 5.02 and 9.01 to report the appointment of Peter Gunnerman as President and COO.

                On June 15, 2005, we filed a Current Report on Form 8-K under Items 8.01 and 9.01 to report the issuance of a press release announcing that on June 9, 2005, the Company was named as a defendant in two actions, the first brought in the United States District Court for the District of Nevada by Talisman Capital Talon Fund, Ltd., an offshore company purportedly based in Tortola, British Virgin Islands, and the second brought by Clean Fuels Technology of Nevada.

SIGNATURES

                In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2005	SULPHCO, INC. (Registrant)

/s/ Rudolf W. Gunnerman
——————————
By: Rudolf W. Gunnerman
Its: Chairman of the Board of Directors
and Chief Executive Officer

/s/ Alan L. Austin, Jr.
————————
By: Alan L. Austin, Jr.
Its: Vice President of Finance,
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

#	10.1	Employment Agreement dated as of June 1, 2005, by and between SulphCo, Inc. and Peter Gunnerman.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

———————————————

# Incorporated by reference from our Form 8-K filed on June 10, 2005.