Form 10QSB
period 2005-09-30
SULPHCO INC
filed 2005-11-14
CIK 1096560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
for the transition period from _______ to ________.

Commission File No. 0-27599

SULPHCO, INC.

(Name of the small business issuer)

Nevada	88-0224817
(State of Incorporation)	(I.R.S. Employer Identification No.)

850 Spice Islands Drive, Sparks, NV 89431

(Address of principal executive offices)

(775) 829-1310

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 56,807,045 shares of common stock issued and outstanding as of September 30, 2005.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I
Item 1. Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEET
September 30, 2005
(unaudited)

September 30, 2005
Current Assets:
Cash and cash equivalents	$6,245,996
Prepaid expenses	53,842
Total current assets	6,299,838

Property and Equipment (net of accumulated depreciation of $767,181)	524,460

Other Assets
Deferred tax asset (net of valuation allowance of $9,805,937)	–
Intangible assets (net of accumulated amortization of $9,774)	324,341
Other	36,822
Total other assets	361,163
Total assets	$7,185,461

Current Liabilities
Accounts payable	$281,377
Unearned revenue	550,000
Accrued liabilities	337,246
Related party accrued interest	207,657
Accrued late registration fees	760,240
Short term note payable	24,771
Related party notes payable	1,000,000
Total current liabilities	3,161,291

Long Term Related Party Note Payable	7,000,000

Commitment and Contingencies	–

Total liabilities	10,161,291

Stockholders' Equity
Preferred stock: 10,000,000 shares authorized
($0.001 par value) none issued	–
Common stock: 100,000,000 shares authorized
($0.001 par value) 56,807,045 shares
issued and outstanding at September 30, 2005	56,807
Paid in capital	26,548,273
Prepaid expense via stock issuance	–
Stock subscription receivable	(744,500)
Deficit accumulated during the development stage	(28,836,410)
Total stockholders' equity	(2,975,830)
Total liabilities and stockholders' equity	$7,185,461

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENT OF OPERATIONS
September 30, 2005
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30		Inception
	2005	2004	2005	2004	to date

Revenue
Sales	$–	$–	$–	$–	$42,967

Expenses
General and administrative expenses	(1,070,379)	(709,039)	(4,160,395)	(1,818,520)	(23,590,623)
Research and development expenses	(655,188)	(115,582)	(1,102,345)	(342,108)	(2,843,057)
Depreciation & amortization	(39,359)	(21,777)	(146,871)	(71,546)	(816,760)
Loss on disposal of asset	–	–	–	–	(221,711)
Loss on impairment of asset	–	–	(233,900)	–	(233,900)
Total operating expenses	(1,764,926)	(846,398)	(5,643,511)	(2,232,174)	(27,706,051)

Loss from operations	(1,764,926)	(846,398)	(5,643,511)	(2,232,174)	(27,663,084)

Other income (expense)
Interest income	52,976	4,919	146,930	4,919	203,542
Interest expense	(117,868)	(74,000)	(267,831)	(228,000)	(616,628)
Late registration fees	–	–	(760,240)	–	(760,240)
Loss before taxes	(1,829,818)	(915,479)	(6,524,652)	(2,455,255)	(28,836,410)

Income tax benefit (provision)	–	–	–	–	–
Net loss	$(1,829,818)	$(915,479)	$(6,524,652)	$(2,455,255)	$(28,836,410)

Loss per share: basic and diluted	$(0.03)	$(0.02)	$(0.12)	$(0.05)	$(0.77)

Weighted average shares basic and diluted	56,670,862	53,679,734	56,603,766	51,910,985	37,345,459

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENT OF CASH FLOWS
September 30, 2005
(unaudited)

	Nine Months Ended
	September 30		Inception
	2005	2004	to date
Cash Flows From Operating Activities
Net loss	$(6,524,652)	$(2,455,255)	$(28,836,410)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	146,871	71,546	816,760
Shares issued for services	823,150	106,450	6,601,943
Shares issued for compensation expense	204,000	–	204,000
Shares issued for interest expense	–	222,000	296,000
Contribution from stockholder	–	–	555,000
Shares subscribed for services	–	–	21,000
Loss on disposal of subsidiary	–	–	221,711
(Increase) decrease in accounts receivable	317,800	(15,244)	–
Decrease in prepaid expenses	60,092	2,352	22,733
(Decrease) increase in accounts payable	(13,136)	40,995	257,993
(Decrease) increase in accrued liabilities	(148,723)	(30,442)	360,630
(Decrease) increase in related party accrued interest	207,657	–	207,657
Accrued late registration fees	760,240	–	760,240
Loss on impairment of asset	233,900	–	233,900
Increase in unearned revenue	550,000	–	550,000
Decrease in legal settlement	–	(13,636)	–
Net cash used in operating activities	(3,382,801)	(2,071,234)	(17,726,843)

Cash Flows From Investing Activities
Purchase of property and equipment	(291,047)	(41,548)	(1,187,173)
Investment in subsidiary	–	–	(221,711)
Return / (payment) of deposit	10,000	–	(36,822)
Development of intangible assets	(161,486)	–	(349,958)
Net cash used in investing activities	(442,533)	(41,548)	(1,795,664)

Cash Flows from Financing Activities
Proceeds from issuance of stock	–	2,477,995	11,779,652
Proceeds from warrant exercise	173,721	–	173,721
Proceeds from stock subscription	–	–	4,240,887
Proceeds from issuance of related party notes payable	–	500,000	11,000,000
Proceeds from issuance of line of credit	–	–	750,000
Return on capital	–	–	(118,427)
Principal payments on related party notes payable	–	(250,000)	(250,000)
Proceeds from note payable on financing agreement	33,027	–	33,027
Payments on note payable on financing agreement	(8,257)	–	(8,257)
Decrease in related party receivable	–	–	1,359,185
Payments on contract payable	–	–	(250,000)
Principal payments on line of credit	–	–	(750,000)
Principal payments on advance from related party	–	–	(2,191,285)
Net cash provided by financing activities	198,491	2,727,995	25,768,503

Net increase (decrease) in cash and cash equivalents	(3,626,843)	615,213	6,245,996
Cash and cash equivalents at beginning of period	9,872,839	735,733	–
Cash and cash equivalents at end of period	$6,245,996	$1,350,946	$6,245,996

Supplemental Information and non cash transactions
During the nine months ended September 30, 2005, and 2004, the Company paid $237,165 and $228,000 in interest, respectively. The Company paid no income taxes during the nine months ended September 30, 2005, and 2004.

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements of Sulphco, Inc., (the “Company”) have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the results for the interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles for audited financial statements have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as recent accounting pronouncements and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company’s most recent annual report on Form 10-KSB.

2.	Unearned Revenue

During 2005, the Company received $550,000 in unearned revenue, which represents the first three installments on the sale of a SonocrackingTM pilot plant to OIL-SC, LTD for $1 million, as noted in the 8-K filed with the SEC on February 25, 2005. In accordance with the terms of the agreement by and between the Company and OIL-SC, Ltd., dated as of February 22, 2005, the SonocrackingTM unit was installed and operational within six months from the date of the contract. This is followed by a thirty day commissioning period and a sixty day period to modify the unit, if necessary. The first payment of $300,000 was received on March 15, 2005, the second payment of $200,000 was received on June 30, 2005, and the third payment was received on August 29, 2005. The Company has agreed to receive the remaining payment of $450,000 (subject to contingencies as detailed in Note 7) within seven days after the first commercial license agreement for the Sonocracking™ technology between the Company and a Korean refining company, provided that OIL-SC, Ltd. uses the funds for continued marketing activities regarding the Sonocracking™ technology in Korea.

3.	Prepaid Expenses

Prepaid expenses include $16,221 in prepaid insurance which is amortized over the life of the policy, and a $10,000 advance payment for a consulting agreement. The insurance policy expires in November of 2005 and the consulting agreement expires in December of 2005.

4.	Notes Payable

The Company’s notes payable consist of the following as of September 30, 2005:

As of September 30, 2005, the Company had outstanding short-term notes payable due to the Chairman and CEO, Dr. Rudolf Gunnerman, and his sister-in-law Erika Herrmann in the amounts of $500,000 each. The notes carry an annual interest rate of 8%, payable quarterly, and mature on December 30, 2005. Interest of $30,000 has been paid on each of these notes for the nine months ended September 30, 2005.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

On December 31, 2004, under the Board’s approval, the Company issued a $7,000,000 note to the Chairman and CEO. Interest on the note is based at the rate of 3-month LIBOR plus 0.5% per annum, with payments due and payable December 31 of 2005, 2006, and on the note maturity date of December 31, 2007, at which time the principal is also due. As of September 30, 2005, interest payable of $177,284 has been accrued on this note.

As of September 30, 2005, the Company had an outstanding short-term note payable related to a financing agreement for an insurance policy. The note, dated June 28, 2005, in the amount of $33,027 carries an annual interest rate of 8.45% and is amortized over a period of one year, ending on the maturity date of June 30, 2006. The note will be paid in twelve equal monthly payments of $2,752 and as of September 30, 2005, three payments totaling $8,257 have been made.

5.	Related Party Transactions

The CEO was paid $90,000 during the quarter, under a consulting agreement. The current agreement is set to terminate on July 1, 2006.

In September 2005, an interest payment of $10,000 was made to the Chairman and CEO in connection with an outstanding note payable.

In September 2005, an interest payment of $10,000 was made to Erika Herrmann, sister-in-law of the Dr. Rudolf Gunnerman, the Chairman and CEO, in connection with an outstanding note payable.

The Company has a consulting agreement with a Director, Dick Masica, and, as of September 30, 2005, have paid $55,400 in consulting fees and $17,755 in travel related expenses.

The Company had a consulting agreement with the COO and President, Peter Gunnerman, and, as of September 30, 2005, had paid $50,000 in consulting fees and $50,015 in travel related expenses.

6.	Capital Stock

In January 2005, fifty thousand restricted shares of common stock were issued at $5.47 per share, to a Director, Dick Masica, for services valued at $273,500.

In January 2005, fifty thousand restricted shares of common stock were issued at $4.08 per share to the CFO, Alan Austin, Jr., for compensation expense valued at $204,000.

In April 2005, fifteen thousand shares of common stock were issued at $5.91 in exchange for consulting services valued at $88,650.

In April 2005, fifty thousand restricted shares of common stock were issued at $5.68 per share to a Director, Robert Van Maasdijk, for services valued at $284,000.

In May 2005, fifty thousand restricted shares of common stock were issued at $3.54 per share to a Director, Raad Alkadiri, for services valued at $177,000.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

In August 2005, seventy nine thousand, four hundred and thirty shares were issued to investors who exercised warrants for $85,612.35.

In September 2005, eighty three thousand, two hundred and thirty shares were issued to investors who exercised warrants for $88,108.83.

The issue prices of the shares above reflect the fair market value of the Company’s common stock at the market close on the date of issuance.

The Company is obligated to pay $760,240 in late registration fees due to the registration statement related to a private placement not having gone effective on time, as per the agreement with the investors. The agreement requires SulphCo to pay late registration fees to the selling security holders at the rate of 2% per month of the invested amount if the registration covering the placement shares is not declared effective by the SEC within 90 days of the date of the investment. The registration statement was declared effective by the SEC on June 27, 2005. Additionally, interest accrues on the late registration fees at the rate of 18% per annum. As of September 30, 2005, $30,373 of interest was accrued and appears in Related Party accrued interest.

7.	Commitments and Contingencies

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist mainly of cash equivalents. The Company maintains amounts on deposit with financial institutions, which exceed federally insured limits. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk. Balances in excess of insured amounts were $6,265,109 as of September 30, 2005.

There are various claims and lawsuits pending against the Company arising in the normal course of the Company’s business. Although the amount of liability at September 30, 2005, cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company’s financial position.

At September 30, 2005, the Company had an obligation to purchase inventory in the amount of $385,050 for delivery to the company during the fourth quarter of 2005. In November, 2005, the agreement was renegotiated, reducing the Company’s obligation to approximately $77,000.

At September 30, 2005, the Company has $550,000 in unearned revenue in connection with an agreement with OIL-SC for a pilot plant in Korea. Once OIL-SC accepts in writing the results of the SonocrackingTM pilot plant, the unearned revenue of $550,000 can be recognized as revenue, and the final payment of $450,000 will be due as specified in Note 2.

8.	Subsequent Events

On October 3, 2005, the Company’s application to be listed on the American Stock Exchange was accepted and on October 7, 2005, the Company’s stock began trading on the American Stock Exchange under the ticker symbol SUF.

On October 11, 2005, the Company announced that it had entered into a test agreement with Total France to evaluate the Company’s Sonocracking™ technology on oil related assets of Total France.

9.	Stock Options

The financial statements of the Company for 2004 stated that at December 31, 2004, there were outstanding options for 100,000 shares. Those options are still outstanding and, to clarify, are not options granted directly by the Company, but are actually the ones referred to in the related party footnote at that date, reiterated as follows:

On December 28, 2004, Rudolf Gunnerman, Chairman and Chief Executive Officer, personally granted to Mr. Schumacher, former Chief Financial Officer, an option to acquire 100,000 shares of SulphCo, Inc. Common Stock owned by Mr. Gunnerman at an exercise price of $0.55. This option expires in February 2006.

Item 2. Plan of Operation

Forward Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

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

Our Business

                We are engaged in the business of developing and commercializing our patented and proprietary technology for the “upgrading” of crude oil. Our patented and proprietary process, which we refer to as “Sonocracking™”, is based upon the novel use of high power ultrasonics - the application of high energy, high frequency sound waves - to effect beneficial changes in the chemical composition of crude oil. These beneficial changes include an increase in the gravity of the crude oil and a corresponding increase in the amount of lighter oils that can be recovered during refining processes. Other beneficial changes to the crude oil as a result of the Sonocracking™ technology include a reduction in the weight percentage of sulfur as well as a reduction in the parts per million of nitrogen. Although our primary focus has been the application of the Sonocracking™ technology to crude oil, we believe that beneficial changes to other petroleum products and chemicals are also possible.

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

Development and Commercialization Activities

              We are currently involved in negotiations with prospective customers interested in contracts whereby we would receive a percentage of the increase in value of the oil processed by our equipment. We also expect to sell equipment to prospective customers. To date we have not entered into any definitive agreements. While no assurances can be given, we plan to enter into one or more of such agreements within the next three months. Once an agreement is in place, we intend over the next 12 months and beyond to have the required equipment manufactured and installed. For the manufacturing we plan to utilize our plant, as well as existing agreements with Jaie Haour Group and M’rkisches Werk GmbH, and other manufacturers as needed.

We also plan over the next 12 months to continue to engage in development and testing activities, to continue negotiations with interested parties, and to market our process to other potential customers.

In October 2005, we entered into an agreement with Total France to test our Sonocracking™ process on select barrels of their crude oil between now and April 30. 2006.
In accordance with the terms of our agreement with OIL-SC, Ltd. (OIL-SC) based in Shiheung-Si, South Korea, we have completed the timely installation of a 2,000 bbl/day SonocrackerTM pilot plant at their facility in South Korea. The plant was designed by SulphCo and major components were constructed by Jai Haour Group in Taiwan. Jai Haour Group and SulphCo personnel assisted in the installation of the plant in South Korea.

The commissioning and qualification phase commenced and is continuing as per the contract. Initial results have demonstrated SulphCo’s ability to meet the unit guarantees. Final qualification testing is expected to be completed and approved by November 22, 2005, as called for by the agreement, whereupon we will recognize revenue. Should the final qualification testing not confirm the results outlined in the contract, the $550,000 received to date is fully refundable, but the contract terms could be renegotiated. We have agreed to receive the remaining payment of $450,000 within seven days after entering into the first commercial license agreement for the Sonocracking™ technology between the Company and a Korean refining company, provided that OIL-SC, Ltd. uses the funds for continued marketing activities regarding the Sonocracking™ technology in Korea. See Part II, Item 5 and Exhibit 10.1.

The plant is intended to upgrade petroleum products that OIL-SC purchases on the open market and to serve as a demonstration unit for our Sonocracking™ technology to South Korean refiners with the appointment of OIL-SC as our marketing representative. We also intend to use the plant as a demonstration unit for other potential Asian customers, as stated in the agreement, with whom we would contract.

We have modified our engineering design from a 25,000 bbl/day unit to a 30,000 bbl/day unit as a result of our continuing development work, affording us a more practical, permanent design concept.

We have completed construction of a 5,000 bbl/day Sonocracking™ unit at our facilities in Sparks, Nevada, which culminates months of testing the internal components of the unit at our facility. The 5,000 bbl/day unit is designed to be modular in order to facilitate both scalability and maintenance. We are nearing completion of a 15,000 bbl/day unit which incorporates three reactor probe assemblies and associated equipment as used in the 5,000 bbl/day unit. Both the 5,000 and 15,000 bbl/day units are prototypes used for demonstration to customers who may request customized alterations to fit their processing needs. These systems are automated using programmable logic controllers and come equipped with touch screen interfaces.

In February 2004, we formed a joint venture with two Kuwaiti nationals to engage in the marketing of our technology in Kuwait. Kuwait requires that companies doing business there must have Kuwaiti owners. We are currently negotiating a contract with Kuwait Oil Company and the Oil Ministry of Kuwait.

The nature and timing of our activities over the next 12 months and beyond cannot be predicted with certainty. We expect to generate revenue from the sale of the Sonocracker™ unit in South Korea in the fourth quarter of 2005. We also expect to generate additional revenue from contracts and/or sales of units beginning in the first quarter of 2006.

Liquidity and Financial Results

Liquidity

Although we have historically been unable to generate cash from operations sufficient to cover our current activities, we have been successful in generating sufficient resources through equity offerings and related party debt arrangements. We believe that our current cash reserves are sufficient to fund our activities through the next 12 months. At September 30, 2005, our cash reserves were $6,245,996, which includes the $550,000 of unearned income discussed above. We also expect to generate cash from sales of our Sonocracker™ units and/or contracts for processing oil using our technology, and from the exercise by our investors of stock warrants and rights.

Financial Results

As a development stage company, we have not generated any material revenues since we commenced our current line of business in 1999. We anticipate generating material revenue on a sustained basis beginning in the next 12 months. When we emerge from the development stage, our reporting will change to reflect costs of sales against revenues. As revenue increases and prior tax losses are offset, the deferred tax estimate will need revision.

Research & Development Expenses

For the three months and the nine months ended September 30, 2005 we incurred approximately $655,000 and $1,102,000, respectively, related to research and development of our Sonocracking™ technology. This compares to approximately $116,000 and $342,000 for the respective periods in 2004. These large increases reflect our concerted efforts to become ready to transition from research and development activities into commercial production.

For the three months and nine months ended September 30, 2005 approximately $82,000 and $199,000, respectively, were paid to our engineers as wages and related benefits and for design and testing of our Sonocracker™ units. Approximately $527,000 and $739,000, respectively, were paid for the procurement of control panels, probes, centrifuges, and generators related to the 2,000 bbl/day unit shipped to OIL-SC and the 5,000 and 15,000 bbl/day units currently located at our Sparks, Nevada facility. The remainder of our research and development costs relate to outside testing costs and recurring monthly expenses related to the maintenance of our warehouse facilities.

We expect our research and development expenses to maintain or exceed the current average monthly level of approximately $85,000 per month, which excludes expenditures related to OIL-SC, until we begin installing commercially viable units.

General & Administrative Expenses

For the three months and the nine months ended September 30, 2005 we have incurred approximately $1,070,000 and $4,160,000, respectively, in general and administrative expenses. This compares to approximately $709,000 and $1,819,000 for the same periods last year.

The most significant increase for the nine months ended September 30, 2005 was $734,500 in stock issuances to three new directors, which occurred during the first half of 2005.

Legal and accounting fees were approximately $167,000 and $581,000, respectively, for the three months and the nine months ended September 30, 2005, reflecting increases of approximately $26,000 and $363,000 (18% and 167%), respectively. These increases were primarily due to the filing of our SB-2 and our application to be listed on the American Stock Exchange.

Consulting fees, payroll and related expenses were approximately $484,000 and $1,775,000, respectively, for the three months and nine months ended September 30, 2005 reflecting increases of approximately $88,000 and $681,000 (22% and 62%), respectively. Included in the increase for nine months is approximately $293,000 of stock issuances. Travel expenses were approximately $105,000 and $317,000, respectively, for the three months and nine months ended September 30, 2005 reflecting increases of approximately $68,000 and $286,000 (184% and 923%), respectively. These increases primarily resulted from our expanded marketing efforts and in securing suppliers.

The remainder of the amounts incurred relate to normal recurring operating expenses such as utilities, travel, and marketing/investor relations.

Interest Expense

Interest expense was approximately $118,000 and $268,000, respectively, for the three months and nine months ended September 30, 2005 reflecting increases of approximately $44,000 and $40,000 (59% and 18%), respectively. Of the increase, approximately $30,000 is due to the interest on the late registration (see below). Otherwise the interest on our $7million note payable to Dr. Rudolf Gunnerman has been increasing as it is indexed to a LIBOR rate which has increased.

Late Registration

In accordance with our most recent security offering agreement, we have accrued late fees of approximately $760,000, plus approximately $30,000 accrued interest thereon, due to a delayed effective date of our registration statement. Our registration statement was declared effective June 27, 2005. We have had informal discussions with some of the private placement investors who have expressed interest in receiving restricted shares in lieu of cash fees, and we expect that we will reach agreement with most of the investors to pay these fees with restricted shares in lieu of cash. However, as of the date of this report no formal agreements have been entered into with any investors to pay these fees by issuing additional restricted shares and there can be no assurances when and if such agreements will be entered into..

Depreciation and Amortization

For the nine months ended September 30, 2005 we have expended approximately $453,000 to improve our equipment and maintain exclusivity for the sale and/or licensing of our Sonocracking™ technology in the United States and abroad. Our depreciation and amortization expense related to these additions, and to our previously capitalized equipment and rights, for the three months and nine months ended September 30, 2005 was approximately $39,000 and $147,000, respectively, reflecting increases of approximately $18,000 and $75,000 (86% and 104%), respectively. We expect to continue our pursuit of exclusive distribution and licensing of our technology and purchasing equipment for the manufacture and upgrading of our Sonocracking™ technology.

Loss on Impairment of Asset

In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long Lived Assets we determined in the first quarter of 2005 that a previously capitalized prototype no longer reflects the value of our commercially viable technology resulting in an impairment loss of approximately $234,000.

General

As of September 30, 2005, we had an accumulated deficit of approximately $28.8 million and we incurred losses of $1.8 million and $6.5 million for the three and nine month periods ending September 30, 2005, respectively. These compare to losses of $0.9 million and $2.5 million for similar periods in 2004.

Due to uncertainty in our worldwide activities, we are unable to accurately estimate our monthly expenditures. However, we expect that our current level of expenditures will increase over the next 12 months as we continue to develop a commercially viable unit based on our internally developed technology.

Capital Resources

Warrants and rights to acquire additional stock and warrants were granted in the June 2004 private placements of our common stock. We expect that many of these warrants and rights will be exercised before expiration. As reflected in the notes to the financial statements, $173,720 was generated in August 2005 from exercises of warrants and rights. Subsequently $22,516 has been generated. Up to approximately an additional $15 million may be generated upon exercise of warrants and rights if investors in the June 2004 private placements exercise all available warrants and rights. The rights expire on March 15, 2006, and warrants expire three years from the date of their issuance.

The short-term promissory notes in the amounts of $500,000 each payable to Dr. Gunnerman and his sister-in-law Erika Herrmann are expected to be paid off from the proceeds of the exercise by our investors of stock warrants and rights. Should such proceeds be insufficient to pay off the notes by their December 30, 2005, due dates, the we intend to seek extensions of the notes.

For the note payable to Dr. Gunnerman of $7 million, we plan to use future revenues. Effective October 1, 2005 the interest rate according to the terms of note, as indexed by a specific LIBOR rate, is 4.36%.

In the past we have financed our research and development activities primarily through debt and equity financings from our principal shareholder, Dr. Rudolf W. Gunnerman, and other parties, including the June 2004 private placements which yielded approximately $4.6 million. Sources of additional capital include the exercise of additional investment rights and warrants issued to investors in the June 2004 private placements and funding through future contracts and debt and equity financings. We do not know whether additional financing will be available on commercially acceptable terms when needed. If we are unable to secure such additional financing when needed, we may have to curtail or suspend all or a portion of our business activities. Further, if we issue equity securities, our shareholders may experience dilution of their ownership percentage.

Employees

As of September 30, 2005 we had 19 full-time employees and a consulting agreement with RWG, Inc. for the full-time services of our Chairman and CEO, Rudolf W. Gunnerman. To the extent we are able to enter into contracts in the near future, we anticipate a large increase in personnel to service such customer orders.

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The information required by this Item with respect to two separate legal actions commenced in Reno, Nevada on June 9, 2005 in which the Company and certain executive officers were named defendants was previously reported in the Company’s Form 10-QSB for the quarter ended June 30, 2005, which was filed with the Securities and Exchange Commission on August 11, 2005.

With respect to the Talisman Capital Talon Fund, Ltd. v. Rudolf Gunnerman and SulphCo, Inc. action (Case No. CV-N-05-0354-HDM-RAM), on October 19, 2005, the United States District Court for the District of Nevada denied the defendants' Motion for Judgment on the Pleadings without prejudice, and the parties have commenced with discovery.

With respect to the Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc. action (Case No. CV05 01346), on September 15, 2005, the Second Judicial District Court of the State of Nevada in and for the County of Washoe denied the defendants' Motion for Judgment on the Pleadings without prejudice, and the parties have commenced with discovery.

On July 12, 2005, Stan McLelland filed an arbitration demand against the Company before the American Arbitration Association. The demand alleges that Mr. McLelland was the Company’s president from August 13, 2001 until he resigned on September 12, 2001. The demand seeks to exercise stock options that had not vested prior to Mr. McLelland’s resignation. Mr. McLelland also seeks salary for the six months following his resignation and $20,000 of alleged unpaid commuting expenses, as well as attorneys' fees and costs. The Company denies the validity of these claims.

Item 5. Other Information

On November 7, 2005, SulphCo and OIL-SC entered into a letter agreement which amends the terms of an agreement for the purchase and sales of assets by and between SulphCo and OIL_SC dated as of February 25, 2005. The Agreement provided for the sale by us to OIL-SC of a pilot plant utilizing the Company’s high-powered ultrasound Sonocracking™ technology for $1 million and the appointment of OIL-SC as the Company’s exclusive marketing representative for oil refiners in South Korea. The Agreement had called for the $1 million purchase price for the pilot plant to be paid to the Company in installments, with the initial installment of $300,000 payable on March 15, 2005, and additional installments of $200,000, $50,000 and $450,000 payable on July 1, September 1 and December 1, 2005.

In accordance with the terms of our agreement with OIL-SC, we have completed the timely installation of a 2,000 bbl/day SonocrackerTM pilot plant at their facility in South Korea.

        Under the terms of the letter agreement, we have agreed to delay the December 1st installment payment and receive the remaining payment of $450,000 within seven days after entering into the first commercial license agreement for the Sonocracking™ technology between the Company and a Korean refining company, provided that OIL-SC, Ltd. uses the funds for continued marketing activities regarding the Sonocracking™ technology in Korea. A copy of the letter agreement is attached to this Form 10-QSB as Exhibit 10.1.

Item 6. Exhibits.

(a)	Exhibits.

10.1	Letter Agreement by and between SulphCo and OIL-SC and dated as of November 9, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C.s.1350, as Adopted Pursuant to s. 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SULPHCO, INC. (Registrant)

Date: November 14, 2005	/s/ Rudolf W. Gunnerman

By: Rudolf W. Gunnerman Its: Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Loren J. Kalmen

By: Loren J. Kalmen Its: Chief Financial Officer (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.