Form 10KSB
period 2005-12-31
SULPHCO INC
filed 2006-04-03
CIK 1096560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 001-32636

SULPHCO, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	88-0224817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

850 Spice Islands Drive, Sparks, NV	89431
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (775) 829-1310

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share
(Title of class)

Securities registered pursuant to Section 12(g) of the Act: None

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.  Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [x]

State issuer's revenues for its most recent fiscal year: The Company had no revenue for the year ending December 31, 2005.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: On March 22, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of which the common equity was sold on that date, equals $247,043,914.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. The number of shares of Common Stock outstanding on March 31, 2006, was 72,369,231.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

SULPHCO, INC.
2005 FORM 10-KSB ANNUAL REPORT

Financial Statements for the Years Ended December 31, 2005, and December 31, 2004, with Audit Report

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

References in this report to “we,” us,” “our company,” and “SulphCo” refer to SulphCo, Inc., a Nevada corporation.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

We are engaged in the business of developing and commercializing our patented and proprietary technology for the “upgrading” of crude oil by reducing its weight, or density, its viscosity, and its sulfur and nitrogen content. Our patented and proprietary process, which we refer to as Sonocracking,™ is based upon the novel use of high power ultrasonics - the application of high energy, high frequency sound waves - which alters the molecular structure of the crude oil. This decreases the weight, or density, and the viscosity of crude oil and correspondingly increases the amount of lighter oils that can be recovered during the refinery processes. Other beneficial changes to the crude oil as a result of the Sonocracking technology include a reduction in the weight percentage of sulfur as well as a reduction in the parts per million of nitrogen.

The markets for our Sonocracking technology and our Sonocracker™ units are crude oil producers and refiners. The economic value of crude oil is driven largely by both the weight of the crude and sulfur content. Because our technology is expected to decrease the weight of crude oil and at the same time reduce the sulfur content in a cost-effective way, the successful commercialization of our technology can be expected to produce economic benefits to future customers in these markets.

Business Development

In January 1999, Dr. Rudolf W. Gunnerman formed GRD, Inc. (“GRD”), a Nevada corporation owned by him and doing business as SulphCo, to engage in the development and commercialization of proprietary technology to be utilized for the removal of sulfur from crude oil and petroleum products. In January 1999 GRD entered into a Research Agreement with the University of Southern California and Dr. Teh Fu Yen for research into desulfurization technology. This research resulted in the first patent for the desulfurization technology which was later issued to Dr. Yen and assigned to us.

In December 2000, in order to go public, GRD entered into an exchange agreement by which the owner of GRD, Dr. Gunnerman, purchased control of FilmWorld, Inc., an inactive publicly held Nevada corporation in existence since 1986. Pursuant to the exchange agreement FilmWorld, Inc. issued a majority of its shares to Dr. Gunnerman in exchange for all of the issued and outstanding shares of GRD. Following the exchange, GRD was merged into FilmWorld, Inc, and its name was changed to SulphCo, Inc. Since the shareholders of GRD continued their control, the merger was accounted for as a reverse acquisition of FilmWorld, Inc. by GRD.

From December 2000 through 2004, our principal business activities centered around the research, testing and development of our proprietary technology, which was originally developed by the University of Southern California and sponsored by Dr. Gunnerman for the removal of sulfur from diesel fuel. In 2005 we began commercialization activities as detailed below.

We maintain our principal executive offices and facilities at 850 Spice Islands Drive, Sparks, Nevada 89431. Our telephone number is 775-829-1310. Our corporate website is www.sulphco.com. Our website and the information contained therein are not part of this report.

General Description of Our Technology

The key to our technology is the use of high power ultrasound to alter naturally occurring molecular structures in hydrocarbons, which are the predominant molecular components of crude oil. The altering of these structures includes breaking large hydrocarbon structures into smaller hydrocarbon structures, thereby reducing the weight, or density, and the viscosity of the crude oil. Carbon bonds that contain sulfur and nitrogen are also broken in the same manner, thereby allowing the separation through filtration of some of these compounds from the remaining hydrocarbon compounds in the crude oil.

Overview of Development and Commercialization Activities

We have been developing our Sonocracking technologies on an ongoing basis since the formation of GRD, Inc. in January 1999. Testing has been done through in-house facilities and through third parties. Testing has been limited to samples produced by prototypes which have processed up to 55 gallons per hour of crude oil in a laboratory setting. Beginning in mid-2002 our development activities have centered around re-designing, upgrading and testing of laboratory scale prototypes utilizing more powerful ultrasonic generators, and redesigning these prototypes to accommodate the more powerful generators. Substantially all of the development work to date has been conducted by SulphCo personnel. We continue to conduct testing in-house and through relationships with third parties.

During 2005 we completed construction of a 5,000 bbl/day Sonocracking unit and a 15,000 bbl/day Sonocracking unit at our facilities in Sparks, Nevada, which culminated months of testing the internal components of the unit at our facility. These units are designed to be modular in order to facilitate both scalability and maintenance. The 15,000 bbl/day unit incorporates three reactor probe assemblies and associated equipment as used in the 5,000 bbl/day unit. Both the 5,000 and 15,000 bbl/day units are prototypes used for demonstration to customers who may request customized alterations to fit their processing needs. These systems are automated using programmable logic controllers and come equipped with touch screen interfaces.

Recent in-house testing of our 5,000 bbl/day unit (three of which make up the 15,000 bbl/day unit) produced a Gravity API increase on heavy Nevada crude from 22 degrees to 30 degrees. The 22 degree API heavy crude is comprised of 45% residuum.  After application of the Sonocracking process, the residuum was reduced to 15%.  The reduction of residuum and increase in lighter oil represents a significant increase of diesel and kerosene when that crude oil is refined according to distillation models.  Viscosity was also reduced by 25%.

We also recently completed the design of a Sonocracking unit intended to process 30,000 bbl/day. This unit is based upon the design of the 5,000 and 15,000 bbl/day prototypes, whereby a 15,000 bbl/day unit consists of three 5,000 bbl/day units, and a 30,000 bbl/day unit consists of six 5,000 bbl/day units.

Manufacture of seven 30,000 bbl/day units is now underway in connection with the installation of a facility in Fujairah, United Arab Emirates with an initial capacity of 210,000 bbl/day. In December 2005 we entered into an agreement with NTG GmbH (“NTG”) of Gelnhausen, Germany to manufacture seven 30,000 bbl/day fully automated, stainless steel Sonocracking units pursuant to SulphCo’s design and specifications.  The ultrasonic equipment to be included in the units is being manufactured by Märkisches Werk GmbH.  The agreement calls for NTG to manufacture and assemble the units and have them ready for containerized shipment to SulphCo’s joint venture, Fujairah Oil Technology, LLC in Fujairah, United Arab Emirates in April 2006. See “Fujairah Oil Technology LLC” below for further information regarding this venture. The 30,000 bbl/day unit is expected to be used as a model when fulfilling future orders.

Following is a discussion of development and commercialization activities currently underway. For additional information regarding activities proposed to be conducted over the next 12 months, see “Management’s Discussion and Analysis or Plan of Operation” appearing elsewhere in this report.

Fujairah Oil Technology LLC

In November 2005 we formed a new company with the Government of Fujairah, in the United Arab Emirates, to implement our Sonocracking upgrading technology within and outside the United Arab Emirates. The new company, Fujairah Oil Technology LLC, is 50% owned by the Government of Fujairah through Trans Gulf Petroleum Co. and 50% owned by SulphCo.

Fujairah Oil Technology was formed to upgrade heavy and medium crude oil supplied by the Government of Fujairah with our Sonocracking units, and to thereby obtain the increase in value of the processed oil. SulphCo has agreed to furnish the use of its Sonocracking units and will retain ownership of the units. The Government of Fujairah is making available to the venture approximately 40,000 square meters of land adjacent to oil storage facilities and is assisting Fujairah Oil Technology in securing the use of up to 5 million barrels of adjacent storage capacity for lease by the joint venture. Fujairah Oil Technology will be responsible for the maintenance and day to day operations of the processing facilities.

In December 2005, Fujairah Oil Technology formally requested that we design, manufacture and install Sonocracking processing equipment initially capable of upgrading 210,000 barrels per day. The ultrasound equipment has been ordered and is being manufactured by SulphCo third party suppliers, including NTG GmbH and M’rkisches Werk GmbH of Germany. Vera Group, a contractor, has been retained by SulphCo on behalf of the joint venture to finalize site engineering design and to construct building and related infrastructure necessary to house the Sonocracking units. We expect that seven Sonocracking units, each with a capacity of 30,000 bbl/day will be delivered in Fujairah in May 2006. We plan to complete installation and testing of one 30,000 bbl/day unit in June 2006 and then bring the remaining units online as soon as practicable thereafter. Upon completion of the installation and testing of the initial processing units an additional 300,000 bbl/day of additional capacity is expected to be added by the first quarter of 2007. The present timetable represents management’s best estimate based upon progress to date and presently known circumstances, and all parties are fully committed to a timely rollout of the Fujairah facility. Due to the inherent complexities involved in the installation of a facility of this magnitude, however, there may be unforeseen delays in our current timetable.

Total France

On October 10, 2005, we entered into a test agreement with Total France, a multinational integrated oil and gas company headquartered in France. The test agreement’s purpose is to enable us and Total France to jointly evaluate the technical viability of our Sonocracking technology on Total France’s upstream and downstream crude oil related assets. The agreement, which is currently set to expire on April 30, 2006, contemplates that we will process samples of Total France’s crude oils treated with the Sonocracking technology. To date Total France has shipped several samples to SulphCo for evaluation, and we have agreed upon dates in April 2006 to jointly evaluate the application of our Sonocracking technology to these samples. Due to the delay in receiving the samples, we expect that the current agreement will be extended to allow Total France sufficient time to complete its evaluation.
As part of the test agreement we have agreed to not engage in business discussions with other parties interested in the Sonocracking technology in the countries of France, Belgium, Italy and Spain during the term of the test agreement.

Equipment Sale and Marketing Agreement in South Korea

In February 2005, we entered into an agreement with OIL-SC, Ltd. (“OIL-SC”), based in Seoul, South Korea, which provides for the sale by us to OIL-SC of a Sonocracker pilot plant utilizing our Sonocracking technology for $1 million and the appointment of OIL-SC as our marketing representative for oil refiners in South Korea. OIL-SC is a newly formed Korean company operated by Mr. Sang Ok Lee. Mr. Lee has extensive experience as a businessman and entrepreneur in a variety of industries, including refining, construction and asphalt manufacturing.

The pilot plant, which has a processing capacity of up to 2,000 barrels per day, is located in South Korea, and is intended to both serve as a demonstration unit for our Sonocracking technology to South Korean refiners and to upgrade petroleum products which OIL-SC purchases on the open market. South Korea has the third largest refining capacity in Asia, behind China and Japan, and has the largest average refinery capacity per refinery in the world.

We completed construction, delivery, and assembly of the Sonocracker pilot plant in August 2005 and completed its installation in September 2005. The pilot plant was to be fully operational based upon agreed specifications by November 22, 2005. These specifications called for the pilot plant to upgrade a specified grade of medium weight crude oil (Arab Medium Crude) by increasing its API gravity (reducing its weight) by 9.8%, reducing sulfur weight content by 29.4%, and reducing nitrogen content by 29.9%. At such date the pilot plant did not meet all agreed upon specifications due to a malfunctioning water separator manufactured by a third party. Currently we are working towards ensuring the pilot plant meets all agreed upon specifications and we expect that the pilot plant will meet all of the agreed specifications during the second quarter of 2006. OIL-SC has advised us that it expects to complete their ongoing test program in April 2006 and issue a final test report in May 2006. SulphCo intends to upgrade the water separator unit in the 2,000 barrel/day pilot unit with the redesigned water separation system now incorporated into our 15,000 barrel/day unit. We have been advised by OIL-SC that their plan is to enter into a commercial agreement with a third party refinery in the fall of 2006.

The agreement with OIL-SC called for the $1 million purchase price for the pilot plant to be paid to us in installments. Installments totaling $550,000 were paid to us in 2005, and the remaining installment of $450,000 was originally payable on December 1, 2005. In November 2005, SulphCo and OIL-SC agreed to defer the remaining $450,000 installment payment until seven days after entering into the first commercial license agreement for the Sonocracking technology between the Company and a South Korean refining company, provided that OIL-SC, Ltd. uses the funds for continued marketing activities regarding the Sonocracking technology in South Korea.

The agreement provides that OIL-SC is entitled to a full refund of all payments if the pilot plant does not operate within agreed specifications by November 22, 2005. To date, OIL-SC has not requested such refund and we continue to work with OIL-SC toward meeting all specifications. Because the payment of the purchase price is refundable if the pilot plant does not meet all of the agreed specifications, no portion of the purchase price will be recorded as revenue in our financial statements until the pilot plant meets all agreed specifications.

The original agreement also calls for OIL-SC to have exclusive marketing rights for South Korean refiners, other than LG-Caltex Oil Refinery, for a term of 24 months, which exclusive rights are subject to extension for an additional five years if during the initial 24 months we enter into a transaction covered by the agreement with a third party. These marketing rights do not include contracting rights, which are retained by SulphCo. OIL-SC is entitled to a fee equal to 10% of the quarterly gross profits received by us from introductions to South Korean refiners made during the term of the agreement. If OIL-SC fails to introduce us to a third party within 18 months of the date of the agreement, then OIL-SC’s marketing rights may be terminated by us. In addition, if we fail to enter into a business arrangement covered by the agreement within 24 months of the date of the agreement, OIL-SC’s marketing rights in South Korea become non-exclusive.

With our prior written consent, under certain conditions OIL-SC may also use the Sonocracker pilot plant for demonstration purposes for non-South Korean refiners and other third parties. In addition, we may use the plant for demonstration purposes for our own potential customers. If during the term of the agreement such use of the plant by us results in a business arrangement between us and a third party, OIL-SC is entitled to a fee equal to 2.5% of the quarterly gross profits received by us from such business arrangements.

OIL-SC has recently changed its name to SulphCo KorAsia, Inc. Presently neither SulphCo nor its affiliates have any equity interest in SulphCo KorAsia.

Kuwait Joint Venture

In February 2004 we formed a joint venture known as SulphCo Oil Technologies Kuwait with two Kuwaiti nationals, Fahad Alhajiri and Fuad A M A Alghareed, of which 51% is owned by our joint venture partners. The ownership certificate states that Rudolf Gunnerman is the 49% owner. The Company intends to take action to correct the error prior to the beginning of any activity there. The purpose of this joint venture is to assist us in marketing our technology in Kuwait with third parties. Mr. Alhajiri has been a principal in a Kuwaiti international trading company, Fanan International Trading and Contracting Est., for at least the past six years. Mr. Alghareed is a Kuwaiti entrepreneur engaged in a number of Kuwaiti retail and marketing ventures. As of the date of this report none of the joint venture partners had contributed any assets to the joint venture and there have been no material financial activities. Future activities of the joint venture will be accounted for by us by consolidating it with our financial statements. We are unable to determine at this time what activities, if any, the Kuwait joint venture will undertake in the future.

The Market for Our Technology

The Oil Producer Market

SulphCo processing units are expected to provide economic benefits for oil producers utilizing these units. These benefits include:

•	The ability to obtain higher prices for crude oil processed by SulphCo’s Sonocracker units; and

•	Improved economics of utilizing heaver, higher sulfur content crude oil reserves.

The price of crude oil is based primarily on its relative density and sulfur content. Because our technology is expected to reduce both the density and sulfur content in crude oil in a commercial setting, this will allow a producer who treats crude oil with our Sonocracking technology to obtain a higher price for its crude oil from distributors and refiners as a result of its lower density and sulfur content. In addition, crude oil reserves which are underutilized due to higher sulfur content may become more economically viable as a result of treating extracted crude oil with our processing units. Producers would operate these units to process crude oil in conjunction with oilfield collection points or crude storage tank facilities.

The world consumes approximately 83 million barrels of oil per day, according to the Energy Information Administration as of the third quarter of 2005. Of this approximately 59 million barrels per day comes from medium and heavy crude oil.

The Refinery Market

SulphCo’s Sonocracking processing units are expected to provide economic benefits for oil refiners as a result of their ability to reduce crude oil density and sulfur content. As each refinery is unique, potential benefits of Sonocracking technology to a refiner will vary, depending on such factors as plant configuration, the type of crude oil processed and product specifications.

These potential benefits include:

•	The ability to produce a higher yield of higher value refinery end product;

•	Lower raw material (i.e. crude oil) costs; and

•	Improved operation of conventional desulfurization equipment;

Upgrading of Crude Oil Results in Higher Yield of Higher Margin End Products

When refined, a lighter crude oil usually produces a higher yield of higher margin refined products such as gasoline, diesel and jet fuel. Therefore, it is more expensive than heavy crude oil. In contrast, heavy crude oil produces more low margin by-products and heavy residual oils. Because our Sonocracker units are expected to upgrade the quality of crude oil by reducing crude oil density, a refinery which “pre-treats” its crude oil with our Sonocracking technology is expected to be able to produce higher yield of higher value end products than would otherwise be the case without our Sonocracker units.

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

Because our Sonocracker units are expected to reduce crude oil density and sulfur content, a refinery which “pre-treats” its crude oil with our units would be expected to be able to realize cost reductions and improved profit margins by purchasing higher density, higher sulfur oil than would otherwise be possible without our Sonocracking technology.

Improved Operation of Conventional Desulfurization Equipment

The reduction of sulfur levels is an integral part of most refinery processes. This is most commonly accomplished through refinery equipment generally referred to in the industry as “hydrotreaters.” Hydrotreating is a refinery process in which hydrogen gas is mixed with the hydrocarbon stream and exposed to a catalyst under high temperature and pressure to effect the hydrotreating process. The greater the temperature and pressure, the faster the hydrotreating process will go. Typically, lower grade, lower gravity (heavier) crude requires higher temperature and pressure to complete the hydrotreating process.

By utilizing our Sonocracker units, it is expected that the improvement and upgrading of the crude oil stream will result in greater operating efficiency in conventional hydrotreating operations. This is expected to give some refiners more options with respect to crude oil choices, operating rates and other refining decisions.

Our Sonocracker units may also reduce the need for some refineries to revamp existing hydrotreaters. In some instances refineries are faced with revamping their existing hydrotreaters to meet ever more stringent levels of sulfur reduction in petroleum products. Our Sonocracker units are expected to allow refiners to utilize higher sulfur crude oil more efficiently in their existing hydrotreaters, thereby avoiding the cost of revamping their existing equipment and the resulting costly downtime for the refinery.

For additional information regarding capital and operating costs related to our Sonocracker units, see “Description of Business - Competitive Business Conditions” appearing elsewhere in this report.

Geographic Scope of Our Market

We have a 50% ownership interest in Fujairah Oil Technology LLC in the United Arab Emirates, our marketing agreement with OIL-SC in South Korea, and a minority joint venture interest in SulphCo Oil Technologies Kuwait. As the potential markets for our technology include countries with significant oil producing or refining activities, we expect to conduct additional business in other countries in the future. These activities may be conducted by us directly, or through partners, licensees or other third parties, in connection with the commercialization of our technologies.

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

Our patented and proprietary Sonocracking process is based upon the novel use of high power ultrasonics to effect beneficial changes in the chemical composition of crude oil. These beneficial changes include an increase in the gravity of the crude oil and corresponding increase in the amount of lighter, more valuable oils that can be recovered during refining processes. Other beneficial changes to the crude oil as a result of the Sonocracking technology include a reduction in the weight percentage of sulfur as well as a reduction in the parts per million of nitrogen.

We believe that our Sonocracking technology is unique in that it “pre-treats” crude oil by both increasing the gravity of oil and reducing sulfur content prior to being fed into the traditional refinery operation. Other than our proprietary Sonocracking process, we are not aware of any process in commercial use which is capable of both reducing the density of crude oil and reducing sulfur content other than the conventional refinery process itself.

SulphCo’s Sonocracker units, which are intended to operate in conjunction with traditional refinery equipment, are expected to provide additional upgrading benefits at a substantially reduced capital and operating cost compared to conventional refinery operations. These units are also expected to provide a cost-effective method for oil producers to upgrade their crude oil prior to its sale to refiners.

We believe that our issued and pending patents and proprietary know-how will provide us with a significant competitive advantage over other companies seeking to commercialize new methods of increasing the gravity of crude oil or reducing its sulfur content which are more cost-effective or more efficient than the methods which are currently commercially available.

Patents, Trademarks and Copyrights

We own five United States patents, four of which relate to our basic Sonocracking technology.  We believe United States Patent Nos. 6,402,939, 6,500,219, 6,827,844, and 6,897,628 provide substantial protection for our basic Sonocracking technology covering the novel use of ultrasound to desulfurize crude oil. The first patent, patent 6,402,939, was issued on June 11, 2002, and expires on September 28, 2020. This patent was assigned to us by Dr. Teh Fu Yen of the University of Southern California. It covers the oxidation of sulfur compounds in fossil fuels using ultrasound. The second patent, No. 6,500,219, was issued on December 31, 2002, and expires on March 19, 2021. This patent was based on additional work done by Dr. Gunnerman, and focuses on the continuous process for the oxidation of sulfur compounds in fossil fuels using ultrasound. The third patent, No. 6,827,844, was issued on December 7, 2004, and expires on October 23, 2022. This patent relates to ultrasound-assisted desulfurization of fossil fuels in the presence of dialkyl ethers. The fourth patent, No. 6,897,628 was issued on May 24, 2005, and expires on May 16, 2023. This patent relates to high-power ultrasound generator and use in chemical reactions.

In addition to these four issued U.S. patents which cover our basic desulfurization process, we have one additional U.S. patent. Patent No. 6,652,992, covers a silver coating process on ultrasonic horns which makes the horns corrosion resistant. This patent was issued on November 25, 2003, and expires on December 20, 2022. We have other patent applications pending which address specific aspects of our upgrading process. We also have multiple foreign patent applications pending relating to our U.S. patents.

We have applied to register the trademarks Sonocracking,™ Sonocracker,™ Sonic Cracking,™ Sonic Cracker,™ and Sonocracked Crude™ with reference to our upgrading and desulfurization technology and the trademark SulphCo.™ We also rely on copyright protection for the software utilized in our Sonic Cracking™ units.

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

For example, refinery operations in the U.S. and many of the petroleum products they manufacture are subject to certain specific requirements of the federal Clean Air Act (“CAA”) and related state and local regulations and with the Environmental Protection Agency (“EPA”). The CAA may direct the EPA to require modifications in the formulation of the refined transportation fuel products in order to limit the emissions associated with their final use. In December 1999, the EPA promulgated national regulations limiting the amount of sulfur that is to be allowed in gasoline. The EPA has stated that such limits are necessary to protect new automobile emission control systems that may be inhibited by sulfur in the fuel. The new regulations require the phase-in of gasoline sulfur standards beginning in 2004, with special extended phase-in provisions over the next few years for refineries meeting specified requirements. In addition, the EPA recently promulgated regulations that limit the sulfur content of highway diesel fuel beginning in 2006 to 15 parts per million. The former standard was 500 parts-per-million. The EPA has also proposed regulations intended to limit the sulfur content of diesel fuel used in non-road activities such as mining, construction, agriculture, railroad and marine.

Regulatory Approvals

The regulatory environment that pertains to our business is complex, uncertain and changing rapidly. Although we anticipate that existing and proposed governmental mandates regulating the sulfur content of petroleum products will continue to provide an impetus for customers to utilize our Sonocracking technology, it is possible that the application of existing environmental legislation or regulations or the introduction of new legislation or regulations could substantially impact our ability to commercialize our proprietary technology, which could in turn negatively impact our business.

Operation of our Sonocracking units are subject to a variety of federal, state and local health and environmental laws and regulations governing product specifications, the discharge of pollutants into the air and water, and the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials. Permits with varying terms of duration may be required for the operation of our Sonocracking units, and these permits may be subject to revocation, expiration, modification and renewal. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to injunctions, civil fines and even criminal penalties.

Our activities to date have centered around the development and testing of our prototype units. These activities require the use or storage of materials which are, or in the future may be, classified as hazardous products or pollutants under federal and state laws governing the discharge or disposal of hazardous products or pollutants. We have undertaken a number of steps intended to ensure compliance with applicable federal and state environmental laws. Regulated materials used or generated by us are stored in above-ground segregated facilities and are disposed of through licensed petroleum product disposal companies. We also engage independent consultants from time to time to assist us in evaluating environmental risks. Our costs related to environmental compliance have been included as part of our general overhead, and we do not presently anticipate any material increase in expenditures relating to environmental compliance in the near future based upon our current level of operations. We do not currently maintain insurance to protect us against risks relating to violation of federal or state laws governing the environment.

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

Research and Development During the Last Two Years

During the past two years our business efforts were directed towards research and development of upgrading and desulfurization of crude oil, including research and development of our high power ultrasound technology. We completed the design and production of our first 15,000 bbl/day Sonocracking unit. During this time our research and development costs totaled $1.8 million; $1.4 million in 2005 and $400,000 in 2004. We expect to continue to develop and test our technologies and prototypes and to explore the expansion of the range of petroleum products that can be upgraded with our technologies.

Employees

As of March 1, 2006, we had 24 total employees, including 22 full-time employees and a consulting agreement with RWG, Inc., for the full-time services of our chairman and CEO, Rudolf W. Gunnerman. Two of our directors also provide consulting services currently. None of our employees or independent contractors is subject to a collective bargaining agreement, and we believe that our relations with employees and independent contractors are good.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices and facilities are located at 850 Spice Islands Drive, Sparks, Nevada 89431 in a leased facility consisting of approximately 92,125 square feet. The lease for this space will expire in March 2007. We believe that these facilities are adequate for our current needs and will look toward renewal or other options prior to the end of the lease.

We currently have no investment policies in place regarding real estate interests.

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

On June 9, 2005, our company and our CEO, Rudolf Gunnerman, were named as defendants in two separate legal actions commenced in Reno, Nevada. Though the plaintiffs, factual allegations and theories of recovery asserted in the two cases are different, they both allege claims to intellectual property belonging to us, which claims we and the other named defendants regard as wholly without merit. The fact that the two cases were filed on the same day and were endorsed by the same counsel suggests a concerted effort between the two plaintiffs to induce an undeserved settlement from us and/or other named defendants. We intend to defend ourselves vigorously, asserting counterclaims to the extent appropriate. Following is a description of the plaintiffs’ allegations and the relief sought.

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

The second action commenced on June 9, 2005, Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., was filed in the Second Judicial District Court of the State of Nevada in and for the County of Washoe (Case No. CV05 01346). The complaint alleges that under an exclusive license agreement originally entered into between Dr. Gunnerman and the legal predecessor-in-interest of plaintiff Clean Fuels Technology (“CFT”) in 1994, and which agreement was amended at various times after 1994, CFT owns the exclusive rights to “sulfur removal technology” originally developed by Professor Teh Fu Yen and Dr. Gunnerman with financial assistance provided by Dr. Gunnerman. The CFT complaint alleges that Rudolf Gunnerman, Peter Gunnerman, our President, and RWG, Inc., a company owned by Dr. Gunnerman, wrongfully transferred the “sulfur removal technology” to SulphCo, Inc. in violation of the terms of the exclusive license agreement and other legal duties allegedly owed by them to CFT. The CFT complaint further alleges, on the basis of unspecified “information and belief,” that we conspired with Rudolf and Peter Gunnerman and RWG, Inc. to conceal the sulfur removal technology from CFT in breach of alleged fiduciary duties owed by SulphCo, Inc. and the other defendants to CFT; that SulphCo, Inc. committed unspecified “intentional acts” to “pilfer” CFT’s rights in the sulfur removal technology, and that CFT is entitled to a constructive trust over the “sulfur removal technology” as well as damages against the named defendants. Both SulphCo, Inc. and the other defendants deny the validity of CFT’s claims, including claims to any rights to technology owned or used by us. Both Rudolf Gunnerman and Peter Gunnerman were co-founders of CFT as well as its predecessor-in-interest, and both Dr. Gunnerman and Peter Gunnerman are shareholders of CFT. On September 15, 2005, the Second Judicial District Court of the State of Nevada in and for the County of Washoe denied the defendants' Motion for Judgment on the Pleadings without prejudice, and the parties have commenced with discovery.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2005 Annual Meeting of Stockholders was held on December 9, 2005.  At the Annual Meeting each of our five nominees was elected to serve as a director until the next Annual Meeting of Stockholders and selection of Marc Lumer & Company as our independent auditors by the Audit Committee for the 2005 fiscal year was ratified.  The election results are as follows:

Election of Five Directors:

Name	For	Withheld
Dr. Rudolf W. Gunnerman	32,474,536	185,178
Richard L. Masica	32,476,486	183,228
Robert van Maasdijk	32,564,686	4,150
Dr. Raad Alkadiri	32,558,386	4,150
Dr. Hannes Farnleitner	32,564,686	4,150

Ratification of Marc Lumer & Company as Independent Auditors:

For	Against	Abstain
32,554,591	4,000	7,555

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On October 7, 2005, our common stock commenced trading on the American Stock Exchange under the symbol “SUF.” Prior to October 7, 2005, our common stock had been quoted on the NASD, Inc. OTC Bulletin Board under the symbol “SLPH.”

The following table sets forth the high and low sale prices for our common stock for each of the quarterly periods indicated.

	High	Low
Fiscal 2005
First Quarter	5.45	2.80
Second Quarter	6.33	2.96
Third Quarter	5.35	2.68
Fourth Quarter	11.68	3.25

Fiscal 2004
First Quarter	2.55	.60
Second Quarter	3.25	.58
Third Quarter	4.36	1.45
Fourth Quarter	6.24	1.65

On March 30, 2006, the closing price of our common stock was $7.88, and 72,369,231 shares of our common stock were outstanding, after giving effect to the issuance of 4 million shares in the March 2006 private placement. There were 274 holders of record of our common stock on March 22, 2006. This number does not include stockholders whose shares were held in a "nominee" or "street" name.

Dividends

We currently have no contractual restrictions that limit our ability to pay dividends on common equity. We currently expect that we will retain future earnings, if any, to finance the growth and development of our business and we will dividend to our stockholders amounts in excess of that required for future growth and development.

Securities Authorized Under Equity Compensation Plans

The following table sets forth information as of December 31, 2005, regarding securities authorized for issuance under our equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)

Equity compensation plans not approved by security holders(2)	100,000	$2.89	(3)

(1)	As of December 31, 2005, we did not maintain equity compensation plans approved by our stockholders.
(2)
Represents warrants issued to a consultant Rubenstein Public Relations, Inc. to purchase 50,000 shares of common stock at $1.93 per share and 50,000 shares of common stock at $3.85 per share, both expiring November 11, 2009.

(3)	Future grants are within the discretion of our board of directors and, therefore, cannot be determined at this time.

Changes in Securities

During the three months ended December 31, 2005, we sold and issued unregistered securities in the following transactions.

In November 2005, 50,000 restricted shares of common stock at $3.61 per share to a Director, Dr. Hannes Farnleitner, for services valued at $180,500.

In December 2005, 50,000 restricted shares of common stock were issued at $6.40 per share to a Director, Christoph Henkel, for services valued at $320,000.

During the last quarter of 2005, investors in the 2004 private placements were issued securities in the following transactions: (1) Additional Investment Rights were exercised in exchange for 2,191,447 shares of common stock at $0.90 per share and Warrants for 767,009 shares of common stock exercisable at $1.125 per share, resulting in gross proceeds of $1,972,302; (2) Additional Investment Rights were exercised in exchange for 784,960 shares of common stock at $1.25 per share and Warrants for 549,472 shares of common stock exercisable at $1.5625 per share, resulting in gross proceeds of $981,200; (3) Warrants issued to investors in the 2004 private placements were exercised in exchange for 379,347 shares of common stock at $1.125 per share, resulting in gross proceeds of $426,765; and (4) Warrants issued to investors in the 2004 private placements were exercised in exchange for 273,996 shares of common stock at $1.5625 per share, resulting in gross proceeds of $428,119.

All such securities were issued and sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and the certificates representing such securities contained a restrictive legend reflecting the limitations on future transfer of those securities. The offer and sale of these securities was made without public solicitation or advertising. The investors represented to us that they were knowledgeable and sophisticated, and were experienced in business and financial matters so as to be capable of evaluating an investment in our securities and were an “accredited investor” within the meaning of Regulation D promulgated under the Securities Act of 1933. Each of these investors was afforded full access to information regarding our business, including reports filed with the SEC.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Business Plan

Our business plan contemplates entering into business arrangements with third party oil producers, refiners and others whereby we would receive a percentage of the increase in value of the crude oil processed by our Sonocracking equipment. During the next 12 months we intend to continue development and commercialization activities currently underway and to explore new activities. Our principal focus has recently shifted to the commercial rollout of our Sonocracking units. In this regard:

•
In November 2005 we formed a new company with the Government of Fujairah, in the United Arab Emirates, Fujairah Oil Technology LLC, to upgrade oil supplied by the Government of Fujairah with our Sonocracking units, and to thereby obtain the increase in value of the processed oil. SulphCo has agreed to furnish the use of its Sonocracking units and will retain ownership of the units.

•
In December 2005 Fujairah Oil Technology formally requested that we design, manufacture and install Sonocracking processing equipment initially capable of upgrading 210,000 barrels per day. Accordingly, we have entered into an agreement with NTG GmbH (“NTG”) of Gelnhausen, Germany to manufacture seven 30,000 bbl/day fully automated, stainless steel Sonocracking units pursuant to SulphCo’s design and specifications.  The reactors to be included in the units are being manufactured by M’rkisches Werk GmbH of Germany.  The agreement calls for NTG to manufacture and assemble the units and have them ready for containerized shipment to SulphCo’s joint venture, Fujairah Oil Technology, LLC in Fujairah, United Arab Emirates in April 2006, with an anticipated delivery date of May 2006. A contractor has been retained to finalize site engineering design and to construct building and infrastructure to house the Sonocracking units. Our current schedule calls for the plant to be operational by July 2006. Upon completion of the installation and testing of the initial processing units an additional 300,000 bbl/day of additional capacity is expected to be added by the first quarter of 2007.

•
We completed construction, delivery, and installation of the Sonocracker pilot plant to OIL-SC, Ltd. in South Korea September 2005. The pilot plant, which has a processing capacity of up to 2,000 bbl/day, is intended to both serve as a demonstration unit for our Sonocracking technology to South Korean refiners and other Asian customers and to upgrade petroleum products which OIL-SC purchases on the open market. We are working with OIL-SC to ensure that the pilot plant meets all agreed specifications, and we expect that this will be completed during the second quarter of 2006.

•
OIL-SC has advised us that it expects to complete their ongoing test program in April 2006 and issue a final test report in May 2006. SulphCo intends to upgrade the water separator unit in the 2,000 barrel/day pilot unit with the redesigned water separation system now incorporated into our 15,000 barrel/day unit. We have been advised by OIL-SC that their plan is to enter into a commercial agreement with a third party refinery in the fall of 2006.

•
We plan to continue to engage in ongoing development and testing activities during the next 12 months, intended to demonstrate the commercial potential of our technology to potential customers and optimize the technology for use in a variety of commercial settings.

•	We expect to continue to work with Total France in connection with the testing and evaluation of their crude oil samples processed with our Sonocracking technology.

We are also currently involved in discussions with prospective customers and we expect to continue to these discussions and explore other partnerships and relationships conducive to the further development and deployment of our Sonocracking technology. The precise nature and timing of our activities over the next 12 months and beyond cannot be predicted with certainty, as they are dependent upon a number of factors, including the timing of completion of development and commercialization milestones, and the requirements of customers and potential customers.

We have not yet generated any revenues from our Sonocracking technology and we do not expect to generate any revenues from the sale of Sonocracker units or the licensing of our technology until at least the second quarter of 2006.

Liquidity and Financial Condition

As of March 30, 2006, we had approximately $35 million in available cash reserves which includes $27 million received from the March 2006 private placement described below under “Recent Financing Activities.”

As we are a development stage company, we have not generated any material revenues since we commenced our current line of business in 1999, and we do not anticipate generating any material revenues on a sustained basis until at least the second quarter of 2006. To date we have received $550,000 from OIL-SC pursuant to our Equipment Sale and Marketing Agreement, which is fully refundable if the pilot plant does not meet the agreed specifications. Accordingly, no portion of the purchase price has been or will be recorded as revenue in our financial statements until the pilot plant meets all agreed specifications.

As of December 31, 2005, we had an accumulated deficit of approximately $31.7 million, which includes approximately $7.2 million of stock-based compensation expense, and we incurred a net loss of approximately $9.4 million for the 12 month period ending December 31, 2005. These losses are principally associated with the research and development of our Sonocracking technology, development of prototypes and related marketing activity, and we expect to continue to incur expenses in the future for development, commercialization and sales and marketing activities related to the commercialization of our technologies.

Our monthly cash outflow, or cash burn rate, as of the date of this report, is approximately $722,000 for fixed and normal recurring expenses, as follows:

Salaries and related payroll costs	$193,000
Legal fees (excluding patents)	180,000
R&D Expenses (excluding salaries)	95,000
Consulting contracts	60,000
Property lease	37,000
Interest	32,000
Travel	25,000
Patent costs and maintenance	20,000
Accounting fees	20,000
Office, phone, utilities	13,000
Equipment acquisitions	7,000
Other	40,000
Total	$722,000

“Salary and related payroll costs” represents salary and payroll costs for all of our full time employees.

“R&D Expenses (excluding salaries)” includes parts and supplies used for research and development.

“Consulting contracts” includes $30,000 to RWG, Inc., a company wholly owned by Dr. Rudolf Gunnerman, paid in lieu of salary to him, a contract for investor relations, and other consultants as needed.

Monthly fixed and recurring expenses for “Property lease” of $37,000 represents the monthly lease payment to an unaffiliated third party for our facility located at 850 Spice Islands Drive, Sparks, Nevada, which includes our executive offices (8,752 square feet), research facilities (5,988 square feet) and manufacturing space (77,385 square feet).

“Interest” represents interest payable to Dr. Gunnerman for two notes payable. One note payable in the amount of $500,000, with an interest rate of 8%, is paid quarterly. For the purposes of our schedule of monthly cash outflows, interest on this note of $3,333 per month represents quarterly payments of $10,000. Also included in “interest” are interest payments to Dr. Gunnerman for a note payable in the amount of $7,000,000. Interest on this note is paid annually, commencing December 30, 2005 and ending on December 30, 2007 and is accrued quarterly at a rate of 1-month “LIBOR” (4.385% at December 30, 2005) plus 0.5% which is equivalent to $28,496 per month.

Through June 2006 SulphCo expects to incur the following expenditures for the project in Fujairah, United Arab Emirates:

Equipment - first seven machines	$10,080,000
Building and infrastructure engineering and construction	1,600,000
Consulting	100,000
Technical assistance and travel	150,000

Total	$11,930,000

Paid through March 22, 2006	4,982,000

Balance	$6,948,000

After June 2006 consulting, technical assistance and travel expenses will continue at an estimated $40,000 per month.

Operation and maintenance of the Fujairah facility is the responsibility of Fujairah Oil Technology, and SulphCo is responsible for contributing its Sonocracking units. Our present timetable calls for production to begin in July 2006. Until Fujairah Oil Technology generates revenues, additional operating expenses of the joint venture, estimated initially at $800,000 per month, including the estimated cost of leasing oil storage facilities of approximately $300,000 per month, is expected to be funded from capital contributions of the partners. The Memorandum of Association of Fujairah Oil Technology, which defines certain rights of the joint venture partners, calls for profits and losses to be shared 50/50, and for profits and losses to be distributed to the partners, subject to a 10% reserve for legal expenses which may be waived by the partners. SulphCo’s 50% share of distributions made by the joint venture to SulphCo will also be subject to other costs and expenses incurred directly by SulphCo from time to time, including commissions payable directly by SulphCo to third parties, presently estimated at up to 20% of SulphCo’s net joint venture profits. We expect that following the successful rollout of the 210,000 bbl/day facility, funding of direct expenditures by SulphCo for equipment will be available from joint venture cash distributions.

The present timetable represents management’s best estimate based upon progress to date and presently known circumstances, and all parties are fully committed to a timely rollout of the Fujairah facility. Due to the inherent complexities involved in the installation of a facility of this magnitude, however, there may be unforeseen delays in our current timetable, which will in turn affect the timing and availability of revenues. In addition, future costs and expenses are estimates, and therefore we cannot assure you that our cost estimates will not increase.

In addition to activities related to the Fujairah joint venture, we intend to continue to incur additional expenditures during the next 12 months for development and manufacture of Sonocracker units. Additional funding requirements during the next 12 months may arise upon the placement of an order by a future customer for Sonocracker units. Because we are unable to determine the precise timing of receipt of customer orders or achievement of commercial milestones, monthly cash outflow may increase significantly as we prepare for assembly and manufacturing duties associated with the deployment of the Sonocracking technology.

Recent Financing Activities

On March 29, 2006, we completed a private placement to a small number of accredited investors for the sale of 4,000,000 units, each unit consisting of one share of the Company’s Common Stock and one Warrant to purchase a share of Common Stock. Each unit was sold at a price of $6.805 per share, resulting gross proceeds at closing of $27.2million. The Warrants are exercisable, in whole or in part, at a fixed price equal to $6.805 per share, and are exercisable for a period of 18 months following their issuance. The Company is required to file a Registration Statement with the SEC within 30 days following the closing covering the resale of the shares of Common Stock issued at closing and shares issuable upon exercise of Warrants.

In 2004 we conducted two private placements with institutional and other third party investors for the sale of units consisting of our common stock, warrants, and rights to acquire additional stock and warrants, generating net cash proceeds of approximately $4.6 million. An additional amount of approximately $3.8 million was generated in 2005, approximately $7.8 million was generated in the first quarter of 2006 from the exercise of outstanding rights and warrants, and up to approximately $2.6 million may be generated upon exercise of warrants and rights in the future if investors in the June 2004 private placements exercise all of the remaining outstanding warrants. For additional information regarding the private placements, see Note 11 to our audited financial statements which appear elsewhere in this report.

As of December 31, 2005, we were obligated to pay approximately $820,000 in the aggregate to investors in the 2004 private placements as late registration fees and interest due to the fact that the registration statement covering the private placement shares was not declared effective by the SEC by the time required by the investor agreements. We have not included the payment of these fees in calculating our estimated monthly cash flow discussed in “Liquidity and Financial Condition” above as we do not expect that investors will demand payment of these late fees. However, as of the date of this report no formal agreements have been entered into with any investors to waive these fees.

In December 2004 Dr. Gunnerman advanced $7 million to us as a loan. The loan is evidenced by a promissory note which bears interest at the rate of 0.5% above the 30 day “LIBOR” rate, adjusted quarterly and payable annually, and the entire principal amount is due and payable in December 2007.

We anticipate that our existing capital resources will be sufficient to fund our cash requirements through at least the next 12 months from cash presently on hand, based upon our current levels of expenditures and anticipated needs during this period. The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the development and commercialization of our technologies, including the successful implementation of our venture with Fujairah Oil Technology and other third parties, and the timing of future customer orders.

To date we have generated no material revenues from our business operations. We are unable to predict when or if we will be able to generate future revenues from commercial activities or the amounts expected from such activities. These revenue streams may be generated by us or in conjunction with collaborative partners or third party licensing arrangements, and may include provisions for one-time, lump sum payments in addition to ongoing royalty payments or other revenue sharing arrangements. We presently have no binding commitments for any such revenues. Future revenues and profits from Fujairah Oil Technology are dependent upon the successful implementation of our Sonocracking technology.

Other sources of additional capital include the exercise of warrants issued to investors in the June 2004 and March 2006 private placements, and funding through future collaborative arrangements, licensing arrangements and debt and equity financings. We do not know whether additional financing will be available on commercially acceptable terms when needed. If we cannot raise funds on acceptable terms when needed, we may not be able to successfully commercialize our technologies, take advantage of future opportunities or respond to unanticipated requirements. If we are unable to secure such additional financing when needed, we will have to curtail or suspend all or a portion of our business activities. Further, if we issue equity securities, our shareholders may experience severe dilution of their ownership percentage.

Research and Development During the Next 12 Months

We intend to continue our research and development program during the next 12 months in order to expand the development of the design and manufacture of commercial Sonocracking units which embody our proprietary technology. Management anticipates that our research and development costs, including a portion of salaries for full time employees, will be approximately $120,000 per month, or $1,440,000 during the next 12 months. The $120,000 anticipated monthly expenditure for research and development is included within our estimated monthly cash outflow, or burn rate, of approximately $722,000 for fixed and normal recurring expenses, as described above.

Employees

As of March 1, 2006, we had 24 total employees, including 22 full-time employees and a consulting agreement with RWG, Inc., for the full-time services of our chairman and CEO, Rudolf W. Gunnerman. We do not expect any material changes in the number of our employees during the next 12 months unless required to service future customer orders.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

Our audited financial statements as of December 31, 2005, and December 31, 2004, are included at the end this report following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that due to a number of material weaknesses the Company’s disclosure controls and procedures may not have been effective as of the end of the period covered by this Report.

In order to correct these material weaknesses in the effectiveness of its disclosure controls and procedures, management of the Company, in consultation with the Audit Committee, is in the process of reviewing policies and procedures in place with a view towards supplementing existing procedures and adopting new procedures. The Company's management and Audit Committee have discussed the matters disclosed in this Item 8A with the Company's independent registered public accounting firm.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

On March 29, 2006, we completed a private placement to a small number of accredited investors for the sale of 4,000,000 units, each unit consisting of one share of the Company’s Common Stock and one Warrant to purchase a share of Common Stock. Each unit was sold at a price of $6.805 per share, resulting gross proceeds at closing of $27.2million. The Warrants are exercisable, in whole or in part, at a fixed price equal to $6.805 per share, and are exercisable for a period of 18 months following their issuance. The Company is required to file a Registration Statement with the SEC within 30 days following the closing covering the resale of the shares of Common Stock issued at closing and shares issuable upon exercise of Warrants. The Company is required to pay a late registration penalty of 1.5% per month, computed on the amount of the investment, if the registration is not declared effective by the SEC within 90 days of the closing.

The units were issued and sold to the investors without registration under the Securities Act of 1933 in reliance upon the private placement exemption of Section 4(2) and Regulation D thereunder, as the offering was made solely to a small group of sophisticated, accredited investors without the use of public solicitation or advertising.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

As of February 28, 2006, our directors and executive officers, their ages, positions with SulphCo, and the dates of their initial election or appointment as director or executive officer are as follows:

Name	Age	Position With SulphCo	Served From
Dr. Rudolf W. Gunnerman	77	Chief Executive Officer, Chairman of the Board and Director	December 2000
Peter W. Gunnerman	39	President	June 2005
Loren J. Kalmen (1, 2)	53	Chief Financial Officer	November 2005
Michael Applegate (3)	53	Chief Operating Officer	January 2006
Richard L. Masica	69	Director	November 2004
Dr. Hannes Farnleitner	66	Director	November 2005
Robert Henri Charles van Maasdijk	61	Director	April 2005
Dr. Raad Alkadiri	39	Director	May 2005
Christoph Henkel (4)	48	Director	December 2005
Michael T. Heffner (5)	59	Director	February 2006

1.
On November 14, 2005, the Company announced the appointment of Loren J. Kalmen as Chief Financial Officer of the Company, effective November 10, 2005. Mr. Kalmen previously served as a member of the Company’s Board of Directors and Chairman of the Board’s Audit Committee. Mr. Kalmen resigned from the Board and ceased all Board Committee assignments effective November 10, 2005.

2.
On November 14, 2005, the Company announced the resignation of Alan L. Austin, Jr. as Vice President of Finance and Chief Financial Officer, effective November 10, 2005. Mr. Austin also resigned as Secretary and Treasurer of the Company effective November 10, 2005.

3.	On January 9, 2006, the Company announced the appointment of Michael Applegate as Chief Operating Officer of the Company effective that day.
4.
On December 8, 2005, Christoph Henkel accepted an appointment to serve as a member of the Board of Directors until the annual meeting of shareholders in 2006 and until his successor is elected and qualified. Such appointment became effective on December 8, 2005.

5.
On February 6, 2006, Michael T. Heffner accepted the offer from the Company’s Board of Directors to serve as a member of the Board of Directors until the next annual meeting of shareholders and until his successor is elected and qualified.

Business Experience of Directors and Executive Officers

Dr. Rudolf W. Gunnerman, our Chief Executive Officer, Chairman of the Board and Director, is a 77-year-old entrepreneur who studied mathematics and physics at the University of Munich, Germany before he immigrated to the United States. Dr. Gunnerman has invented a series of successful technologies, including fireproof building materials and wood pellets. Thereafter, in his quest to reduce Nitrous Oxide, a major source of ozone depletion, Dr. Gunnerman invented a new range of clean fuel products known as A-55 Clean Fuels. Dr. Gunnerman founded Clean Fuels Technology, Inc. in 1997 to develop and commercialize A-55 Clean Fuels, and served as its CEO from 1997 to 2000, and as its Chairman from 1997 to 2003. Dr. Gunnerman holds three honorary doctorate degrees. Dr. Gunnerman has served as a director and Chairman of the Board of SulphCo since December 2000 and has served as our CEO since July 2001.

Peter W. Gunnerman has been our President since June 7, 2005, and also served as Chief Operating Officer from June 7, 2005 until January 2006. Prior to joining us he headed Global 6, LLC, a consulting company he founded in 2004 that assists national and international technology companies with a variety of business functions, including marketing and financial support. We were a client of Global 6, LLC from January 2005 through May 2005. Mr. Gunnerman spent the majority of his career with Clean Fuels Technology, Inc. (“CFT”), a privately held company which develops and markets emulsified fuels. Mr. Gunnerman co-founded CFT with his father, Dr. Rudolf W. Gunnerman, in 1992. From 2002 to 2004 Mr. Gunnerman served as President of CFT’s Residual Oil Division, where he was responsible for product development and product verification testing at domestic and foreign trial sites. Prior thereto he served as CFT’s President - Business Development from 2000 to 2002, Executive Vice President - Business Development from 1998 to 2000, and as Vice President - Operations from 1992 to 1998.

Loren J. Kalmen was appointed as our Chief Financial Officer on November 10, 2005, and served as a Director from June 2003 until his appointment as Chief Financial Officer in 2005. Mr. Kalmen received his bachelor’s degree in accounting from the University of Nevada, Reno, in 1974, and his license as a Certified Public Accountant in 1978. Mr. Kalmen has maintained his own public accounting practice in Reno, Nevada, since 1988.

Michael Applegate was appointed as our Chief Operating Officer on January 9, 2006. Mr. Applegate has spent the majority of his career at Applegate Drayage Company, a tractor-trailer fleet operator in California, Nevada and Utah. The company employed more than 100 drivers, dock workers, mechanics and administrative staff. Applegate served as president, a position he held since 1988. Mr. Applegate has served as both president and chairman of the board of the California Trucking Association, the largest state trucking association in the United States. He also served on the board of the Nevada Motor Transportation Association.

Richard L. Masica, a Director since November 2004, served as the President of Texaco Chemical, Inc. from 1994 to 1997. During his 39-year career at Texaco (now ChevronTexaco Corporation), Mr. Masica also held other positions, including the position of Vice-President-Business Management of Texaco Chemical Company from 1992 to 1994, and Plant Manager of Texaco Refining & Marketing, Inc. from 1985 to 1992. During his tenure with Texaco, Mr. Masica participated in a leadership role in two major divestitures, as well as other domestic and foreign reorganizations, mergers and startups. Since retiring from Texaco in 1998, Mr. Masica founded and is the President of Peak One Consulting, Inc., a private management consulting firm.

Dr. Hannes Farnleitner, a Director since November 2005, is a former federal minister for economic affairs for the country of Austria. Dr. Farnleitner has served in policy-making roles in Austria involving economics and international trade for more than 40 years. Since 2002, he has served as a member of the Convent of the European Union and representative of the Federal Chancellor of Austria. He earned his Juris Doctor degree at the School of Law of the University of Vienna.

Robert Henri Charles van Maasdijk, a Director since April 2005, is the chairman and CEO of Attica Alternative Investment Fund, Ltd. (AAI), a private investment fund which he has headed since 1999. For the previous 16 years, he served as managing director and CEO of Lombard Odier Investment Portfolio Management Ltd., one of the oldest and largest private banks in Switzerland. Over his 35-year career, he has held executive, portfolio management and research positions with Ivory & Sims, Edinburgh; Banque Lambert, Brussels; Pierson Heldring Pierson, Amsterdam; and with Burham and Company, New York.

Dr. Raad Alkadiri, a Director since May 2005, has been with the international energy advisory firm PFC Energy, Inc. since 1998.  Dr. Alkadiri is Director for Middle East and Africa in PFC’s Country Strategies Group and heads its Iraq advisory service.  Dr. Alkadiri focuses on the political, economic and sectoral factors that influence oil and gas producing states, particularly those in the Middle East. Dr. Alkadiri served as policy advisor and assistant private secretary to the United Kingdom’s special representatives to Iraq from 2003 - 2004.  In this role, he assisted in shaping UK policy toward Iraq during the occupation, as well as planning Iraq’s transition to sovereignty.  He was invested as an Officer of the Order of the British Empire for his work in Baghdad.  Prior to joining PFC Energy in 1998, Alkadiri was Middle East analyst at the UK-based consultancy Oxford Analytica, where he focused on political and economic developments in the northern Persian Gulf states.  From 2000 to 2001, he was associate professor at the School of Advanced International Studies, Johns Hopkins University.  He was a teaching fellow of politics at the University of St. Andrews from 1990 to 1991.

Christoph Henkel, a Director since December 2005, is vice chairman of the Shareholders Committee of Henkel KGaA, a $13 billion international consumer products company based in Dusseldorf, Germany. Prior to joining Henkel in 1989, Mr. Henkel held various management positions at Nestle and Henkel subsidiaries. He has served on the boards of Loctite Inc., the Clorox Company, as well as sporting goods company Head N.A. Mr. Henkel currently is principal and founding partner of Canyon Equity LLC, a private equity firm based in California.

Michael T. Heffner, a Director beginning February 2006, retired from an executive position in BP in 2001 after 20 years with the company. From 1996 to 2001, he was president of BP Algeria, responsible for overseeing a $5 billion division comprising a petroleum-producing property and two natural gas developments in Algeria. Previously, he served as joint venture manager in Colombia, managing partner relationships with the Colombian State Oil Company and private partners Total and Triton for a $2 billion Colombian oil and gas development. During his career he also served as British Petroleum's health, safety and environmental manager for the Western Hemisphere. Prior to working at BP, Mr. Heffner spent ten years with the Bechtel Corporation, where he served in a variety of cost, planning and construction roles in that company's petrochemical division in the U.S. and Canada. Mr. Heffner earned his BS degree in chemical engineering from the Georgia Institute of Technology and a master’s degree in business from Rice University.

Family Relationships

Peter W. Gunnerman is the son of Rudolf W. Gunnerman. There are no other family relationships between the directors or executive officers of SulphCo.

Audit Committee Financial Expert

Our audit committee consists of Robert Henri Charles van Maasdijk and Dr. Hannes Farnleitner. The Board has determined that both Robert van Maasdijk and Dr. Hannes Farnleitner are independent (as independence is currently defined in applicable SEC and American Stock Exchange rules). The Board has determined that Robert van Maasdijk qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. van Maasdijk’s level of knowledge and experience based on a number of factors, including his formal education and business experience.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge the officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis with respect to fiscal 2005, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis with respect to fiscal 2005, except as follows:

	Number of Late Reports	Number of Transactions Not Reported Timely
Alan Austin	1	1
Richard Masica	1	1
Robert van Maasdijk	1	1
Dr. Raad Alkadiri	1	1
Dr. Hannes Farnleitner	1	1
Christoph Henkel	2	1

Code of Ethics

Our Board of Directors has adopted a Code of Ethics applicable to its principal executive officer and principal financial officer. A copy of the Code of Ethics is included as an exhibit to this report.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information about compensation paid or accrued by us during the years ended December 31, 2005, 2004 and 2003 to our chief executive officer and our other executive officers who served as executive officers in 2005 and who received at least $100,000 in annual compensation in 2005.

Summary Compensation Table
Fiscal Years 2005, 2004 and 2003

		Annual Compensation					Long Term Compensation Awards

Name and Principal Position	Year		Salary		Bonus	Other Annual Compensation	Securities Underlying Options (#)	All Other Compensation
Rudolf W. Gunnerman Chairman and Chief Executive Officer	2005 2004 2003	$ $ $	360,000 370,000 300,000	(1) (1) (1)	0 0 0	0 0 0	0 0 0	0 0 0

Peter W. Gunnerman (2) President	2005 2004 2003	$ $ $	132,917 0 0		0 0 0	0 0 0	0 0 0	0 0 0

Alan L. Austin, Jr.(3) Vice President of Finance and Chief Financial Officer	2005 2004 2003	$ $ $	188,000 0 0		0 0 0	$204,000(4) 0 0	0 0 0	0 0 0

(1)	These payments are consulting payments paid to RWG, Inc., a Nevada corporation, owned by Rudolf W. Gunnerman.
(2)
Peter Gunnerman was appointed President in June 2005. From January 2005 through May 2005 we maintained a monthly consulting arrangement with Global 6, LLC, a company owned by Peter Gunnerman, which provided for Global 6 to provide management consulting services to us on a month-to-month basis, for a monthly consulting fee of $10,000. Amounts in the above table do not include these consulting payments.

(3)	Mr. Austin resigned as Vice President of Finance and Chief Financial Officer on November 10, 2005.
(4)	Mr. Austin received 50,000 shares of SulphCo stock upon employment valued at $204,000.

Employment and Consulting Contracts

We procure the full time services of our chairman of the board and chief executive officer, Dr. Rudolf W. Gunnerman, pursuant to a Consulting Agreement with RWG, Inc., a Nevada corporation owned by Dr. Gunnerman. As of July 1, 2004, we were obligated to pay a fee of $480,000 annually as a consulting payment through July 2006. Effective as of November 1, 2004, this amount has been reduced by mutual agreement to $30,000 per month until we receive substantial additional funds.

Peter Gunnerman was appointed President and Chief Operating Officer on June 7, 2005. In connection with Mr. Gunnerman’s appointment we entered into a written Employment Agreement which provided for a base salary of $220,000 per annum, effective June 1, 2005. The Employment Agreement is terminable by either party at any time. If Mr. Gunnerman’s employment is terminated by reason of his “disability,” or by us without “good cause” or by Mr. Gunnerman for “good reason,” Mr. Gunnerman is entitled to a severance payment equal to three months base salary plus medical and dental coverage for six months following the date of termination. From January 2005 through May 2005 we maintained a monthly consulting arrangement with Global 6, LLC, a company owned by Peter Gunnerman, which provided for Global 6 to provide management consulting services to us on a month-to-month basis, for a monthly consulting fee of $10,000.

On November 14, 2005, we announced the appointment of Loren J. Kalmen as Chief Financial Officer of the Company, effective November 10, 2005. In connection with the appointment of Mr. Kalmen to the position of Chief Financial Officer, the Company and Mr. Kalmen executed an employment agreement dated November 10, 2005. According to the terms of the employment agreement, Mr. Kalmen’s employment with us commenced November 10, 2005 and Mr. Kalmen assumed the position of Vice President of Finance and Chief Financial Officer effective November 10, 2005. Under the terms of the employment agreement, Mr. Kalmen is entitled to receive a base salary of $25,000 per month (or $300,000 on an annualized basis). Mr. Kalmen is also entitled to receive additional bonuses as determined by our board of directors and customary equity compensation and benefits as other of our similarly situated senior executives.

Option Grants in the Last Fiscal Year

No stock options were granted to the individuals named in the Summary Compensation Table above during the fiscal year ended December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information as of March 29, 2006, regarding the beneficial ownership of our common stock by (i) each of our directors and executive officers named in the Compensation Table under the “Management - Executive Compensation” section (Named Executive Officers), (ii) all persons known by us to be beneficial owners of five percent or more of our common stock, and (iii) all of our directors and executive officers as a group. Unless otherwise noted, the persons listed below have sole voting and investment power and beneficial ownership with respect to such shares. The mailing address of the beneficial owners is 850 Spice Islands Drive, Sparks, NV 89431.

Name (1)	Number of Shares Beneficially Owned (1)		Percent Beneficially Owned(1)
Directors and Named Executive Officers:

Dr. Rudolf W. Gunnerman	27,799,913	(2)	38.4%
Richard L. Masica	50,000		*
Robert Henri Charles van Maasdijk	50,000		*
Dr. Raad Alkadiri	50,000		*
Dr. Hannes Farnleitner	57,000		*
Christoph Henkel	150,000		*
Michael T. Heffner	120,000		*
Peter W. Gunnerman	1,915,000		2.6%
Loren J. Kalmen (3)	97,000		*
Michael Applegate	70,000	(4)	*
All Executive Officers and Directors as a Group (10 persons)	30,358,913		41.9%

*	Denotes less than 1%

(1)
Beneficial ownership is determined in accordance with rules of the SEC, and includes generally voting power and/or investment power with respect to securities. Shares of common stock which may be acquired by a beneficial owner upon exercise or conversion of warrants, options or rights which are currently exercisable or exercisable within 60 days of March 29, 2006, are included in the Table as shares beneficially owned and are deemed outstanding for purposes of computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Includes 27,797,913 shares owned by Dr. Gunnerman in joint tenancy with his wife, Doris Gunnerman, with whom he shares voting and investment power.

(3)	Includes 5,000 shares owned by Mr. Kalmen's daughter, in which shares he disclaims beneficial ownership.

(4)	Includes 50,000 shares granted to Mr. Applegate by the Company in connection with employment, which shares vest under the terms of his employment agreement on April 1, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

Following is a description of material transactions during the past two years between us and our directors, executive officers, or members of their immediate family.

On July 1, 2004, and July 1, 2005, we entered into Engagement Agreements with RWG, Inc., an affiliate of Dr. Gunnerman, providing for Dr. Gunnerman to render services to us as chairman of the Board and as chief executive officer. Each Engagement Agreement was for a term of one year, and provided for an annual fee to be paid to RWG, Inc. of $480,000. Effective as of November 1, 2004, this amount has been reduced by mutual agreement to $30,000 per month until we receive substantial additional funds.

On December 30, 2003, we issued a $500,000 promissory note to Dr. Gunnerman, of which $250,000 was advanced by Dr. Gunnerman on December 30, 2003 and the remaining $250,000 was advanced on March 22, 2004. The note was due on December 30, 2004, and required the payment to Dr. Gunnerman, in lieu of interest, of 500,000 shares of our common stock. On January 5, 2004, we issued 500,000 shares to Dr. Gunnerman valued at $0.37 per share and discounted 20% because of their restricted status, or $148,000, as prepaid interest through December 30, 2004 in lieu of a cash interest payment for the loan of $500,000. In December 2004 Dr. Gunnerman agreed to extend the maturity of the note from December 30, 2004, to December 30, 2005 at an interest rate of 8% per annum. The extension agreement also provides for mandatory prepayments from revenues we receive from the sale of our products or the licensing of our technology or otherwise, and from the amount of unrestricted loan or equity financings we receive. In December 2005 Dr. Gunnerman again agreed to extend the maturity of the note from December 30, 2005, to December 30, 2006 at an interest rate of 8% per annum. The extension agreement also provides for payment on demand of Dr. Gunnerman prior to December 30, 2006.

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

On December 30, 2003, we issued a $500,000 promissory note to Erika Herrmann, the sister-in-law of Dr. Gunnerman, of which $250,000 was advanced by Ms. Herrmann on December 30, 2003, and the remaining $250,000 was advanced on April 28, 2004. The note was due on December 30, 2004, and required the payment to Ms. Herrmann, in lieu of interest, of 500,000 shares of our common stock. On January 5, 2004, we issued 500,000 shares to Ms. Herrmann valued at $0.37 per share and discounted 20% because of their restricted status, or $148,000, as prepaid interest through December 30, 2004, in lieu of a cash interest payment for the loan of $500,000. As of December 10, 2004, $500,000 remained outstanding under this note. In December 2004 Ms. Herrmann agreed to extend the maturity of the note from December 30, 2004, to December 30, 2005 at an interest rate of 8% per annum. The extension agreement also provides for mandatory prepayments from revenues we receive from the sale of our products or the licensing of our technology or otherwise, and from the amount of unrestricted loan or equity financings we receive. The note was paid off in December 2005.

Effective November 1, 2004, we entered into a consulting agreement with Peak One Consulting, Inc., a company owned by Richard L. Masica, a director, under which Peak One has agreed to provide management consulting services to SulphCo from time to time, as requested by SulphCo, until December 31, 2006, subject to earlier termination by either party. The consulting agreement provides for a consulting fee of $1,500 per day or $200 per hour, whichever is less.

In connection with Mr. Masica's appointment to the Board of Directors in November 2004, SulphCo agreed to grant Mr. Masica 25,000 shares of our common stock on January 1, 2005 for services as a director if he is then serving as a director. Mr. Masica was also granted an option on November 30, 2004, to acquire 25,000 shares of our common stock at an exercise price of $2.86 per share in consideration of services to be provided as a director, with the option expiring on November 30, 2007. These issuances of were based upon SulphCo’s determination of the value of the services rendered and to be rendered by Mr. Masica as a director. On December 27, 2004, our Board of Directors amended the terms of Mr. Masica’s compensation as a director to coincide with past compensation practices regarding outside directors and in view of Mr. Masica’s expected contributions to SulphCo. The amended terms provided for Mr. Masica to receive 50,000 shares of our common stock in lieu of the original proposal for 25,000 shares and 25,000 options, effective January 1, 2005. In January 2005 the 50,000 restricted shares of common stock were issued to him at $5.47 per share, for services valued at $273,500.

From January 2005 through May 2005 we maintained a monthly consulting arrangement with Global 6, LLC, a company owned by Peter Gunnerman, which provided for Global 6 to provide management consulting services to SulphCo on a month-to-month basis, for a monthly consulting fee of $10,000. Peter Gunnerman is the son of Rudolf Gunnerman, our Chairman and Chief Executive Officer. The consulting arrangement was terminated immediately prior to Mr. Gunnerman joining the Company as President in June 2005. For information regarding Mr. Gunnerman’s employment agreement entered into in June 2005 see “Employment and Consulting Contracts” in Item 10 above.

Kristina Ligon, the daughter of Dr. Rudolf Gunnerman, has been employed by us as Dr. Gunnerman’s executive assistant. She received salaries of $162,500 in 2005 and $139,500 in 2004.

In April 2005, 50,000 restricted shares of common stock were issued at $4.99 per share to a Director, Robert Van Maasdijk, for services valued at $249,500.

In May 2005, 50,000 restricted shares of common stock were issued at $3.54 per share to a Director, Dr. Raad Alkadiri, for services valued at $177,000.

In November 2005, 50,000 restricted shares of common stock at $3.61 per share to a Director, Dr. Hannes Farnleitner, for services valued at $180,500.

In December 2005, 50,000 restricted shares of common stock were issued at $6.40 per share to a Director, Christoph Henkel, for services valued at $320,000.

In February 2006 we agreed to issue 50,000 restricted shares of common stock to Michael T. Heffner, a director, for services.

All share issuances and option exercise prices described in this section were equal to the fair market value of our common stock on the date the share or option issuances, as the case may be, and were approved by our board of directors, except as otherwise specifically noted. All of the transactions described in this section, although involving related parties, are believed to be on terms no more favorable than could have been obtained from an independent third party.

For additional information regarding related party transactions, see Note 10 and Note 11 to our audited financial statements which appear elsewhere in this report.

ITEM 13. EXHIBITS

3.1*	Restated Articles of Incorporation, as filed on December 30, 2003, with the Nevada Secretary of State.

3.2 **	Amended and Restated Bylaws.

4.1+	Form of Additional Investment Rights initially issued on June 3, 2004.

4.2++	Form of Additional Investment Rights initially issued on June 15, 2004.

4.3+	Form of Warrant initially issued on June 3, 2004.

4.4++	Form of Warrant initially issued on June 15, 2004.

4.5#	Form of Warrant dated November 11, 2004, issued to Rubenstein Public Relations, Inc.

4.6(13)	Form of Warrant dated March 29, 2006.

10.1*	2003 Non-Officer Limited Stock Appreciation Rights Plan.

10.2+	Securities Purchase Agreement dated as of June 1, 2004, by and between SulphCo, Inc. and the Purchasers parties thereto.

10.3++	Securities Purchase Agreement dated as of June 14, 2004, by and between SulphCo, Inc. and the Purchasers parties thereto.

10.4#	Engagement Agreement dated July 1, 2004, by and between SulphCo, Inc. and RWG, Inc.

10.5#	Promissory Note dated December 30, 2003, from SulphCo, Inc. to Rudolf W. Gunnerman and Doris Gunnerman.

10.6#	Promissory Note dated December 30, 2003, from SulphCo, Inc. to Erika Herrmann.

10.7#	Letter dated April 28, 2004, from Rudolf W. Gunnerman to SulphCo, Inc.

10.8#	Promissory Note dated April 28, 2004, from SulphCo, Inc. to Rudolf W. Gunnerman.

10.9#	Finder’s Fee Agreement made as of May 11, 2004 between SulphCo, Inc. and Vantage Investments Group, Inc.

10.10#	Letter Agreement dated May 28, 2004 between SulphCo, Inc. and Olympus Securities, LLC.

10.11#	Engagement Agreement dated July 1, 2004, by and between SulphCo, Inc. and RWG, Inc.

10.12#	Consulting Agreement dated July 15, 2004, by and between SulphCo, Inc. and InteSec Group LLC.

10.13#	Collaboration Agreement dated August 6, 2004, by and between SulphCo, Inc. and ChevronTexaco Energy Technology Company.

10.14#	Contract for Establishment of a Limited Liability Company (SulphCo Oil Technologies Kuwait).

10.15#	Loan Extension Agreement, dated for reference the 12th day of December, 2004, between Rudolf W. Gunnerman and SulphCo, Inc.

10.16#	Loan Extension Agreement, dated for reference the 12th day of December, 2004, between Erika Herrmann and SulphCo, Inc.

10.17(1)	Separation Agreement and General Release dated as of December 28, 2004, by and between SulphCo, Inc. and Kirk S. Schumacher.

10.18(2)	Letter Agreement dated as of January 6, 2005, by and between SulphCo, Inc. and Alan L. Austin, Jr.

10.19(3)	Promissory Note from SulphCo, Inc. to Rudolf W. Gunnerman dated December 31, 2004.

10.20#	Letter Agreement dated February 4, 2005, by and between SulphCo, Inc. and ChevronTexaco Energy Technology Company.

10.21(4)	Agreement dated February 22, 2005, by and between SulphCo, Inc. and OIL-SC, Ltd.

10.22(5)	Letter Agreement dated April 27, 2005, by and between SulphCo, Inc. and ChevronTexaco Energy Technology Company.

10.23(6)	Employment Agreement dated as of June 1, 2005, by and between SulphCo, Inc. and Peter Gunnerman.

10.24(7)	Test Agreement by and between SulphCo, Inc. and Total France entered into on October 10, 2005.

10.25(8)	Employment agreement with Loren J. Kalmen dated November 10, 2005.

10.26(9)	Letter Agreement by and between SulphCo and OIL-SC and dated as of November 9, 2005.

10.27(10)	Memorandum of Association dated November 29, 2005, by and between SulphCo, Inc. and Trans Gulf Petroleum Co., a Government of Fujairah company.

10.28(11)	Employment Agreement, dated as of January 1, 2006, by and between SulphCo, Inc. and Michael Applegate.

10.29(12)	2nd Loan Extension and Modification Agreement by and between SulphCo, Inc. and Dr. Rudolf W. Gunnerman and Doris Gunnerman entered into on January 30, 2006.

10.30	Securities Purchase Agreement dated as of March 29, 2006, by and between SulphCo, Inc. and the Purchasers parties thereto, including form of Warrant as Exhibit “A” thereto.

14*	Code of Ethics adopted by the Board of Directors on March 12, 2004.

16.1+++	Letter from Forbush and Associates to the SEC dated May 14, 2004.

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002.

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

# Incorporated by reference from the registrant’s Registration Statement on form SB-2 (SEC File Nos. 333-117061 and 27599).

(1) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on January 3, 2005.

(2) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on January 10, 2005.

(3) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on January 4, 2005.

(4) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on February 25, 2005.

(5) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on May 2, 2005.

(6) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on June 10, 2005.

(7) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on October 14, 2005.

(8) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on November 14, 2005.

(9) Incorporated by reference from the registrant’s Form 10-QSB (SEC File No. 1-32636) as filed with the SEC on November 14, 2005.

(10) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on December 2, 2005.

(11) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on January 13, 2006.

(12) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on January 31, 2006.

(13) Included in Exhibit 10.30.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors' Fees

The following table represents aggregate fees billed for each of our fiscal years ended December 31, 2005, and December 31, 2004, by our independent auditors.

Independent Audit Firm	Fiscal Year Ended
	2005	2004

Marc Lumer & Company
Audit Fees	$70,000	-0-
Audit-related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$70,000	-0-

Mark Bailey & Company, Ltd
Audit Fees	$50,975	$60,000
Audit-related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$50,975	$60,000

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

SULPHCO, INC.

March 31, 2006	By:	/s/ Rudolf W. Gunnerman

Rudolf W. Gunnerman, Chairman of the Board and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rudolf W. Gunnerman	Chairman of the Board, Chief Executive	March 31, 2006
Rudolf W. Gunnerman	Officer, Director
(Principal Executive Officer)

/s/ Loren J. Kalmen	Chief Financial Officer	March 31, 2006
Loren J. Kalmen	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Richard L. Masica	Director	March 31, 2006
Richard L. Masica

/s/ Robert Henri Charles van Maasdijk	Director	March 31, 2006
Robert Henri Charles van Maasdijk

/s/ Raad Alkadiri	Director	March 31, 2006
Raad Alkadiri

/s/ Hannes Farnleitner	Director	March 31, 2006
Hannes Farnleitner

/s/ Christoph Henkel	Director	March 31, 2006
Christoph Henkel

/s/ Michael T. Heffner	Director	March 31, 2006
Michael T. Heffner

EXHIBIT INDEX

3.1*	Restated Articles of Incorporation, as filed on December 30, 2003, with the Nevada Secretary of State.

3.2 **	Amended and Restated Bylaws.

4.1+	Form of Additional Investment Rights initially issued on June 3, 2004.

4.2++	Form of Additional Investment Rights initially issued on June 15, 2004.

4.3+	Form of Warrant initially issued on June 3, 2004.

4.4++	Form of Warrant initially issued on June 15, 2004.

4.5#	Form of Warrant dated November 11, 2004, issued to Rubenstein Public Relations, Inc.

4.6(13)	Form of Warrant dated March 29, 2006.

10.1*	2003 Non-Officer Limited Stock Appreciation Rights Plan.

10.2+	Securities Purchase Agreement dated as of June 1, 2004, by and between SulphCo, Inc. and the Purchasers parties thereto.

10.3++	Securities Purchase Agreement dated as of June 14, 2004, by and between SulphCo, Inc. and the Purchasers parties thereto.

10.4#	Engagement Agreement dated July 1, 2004, by and between SulphCo, Inc. and RWG, Inc.

10.5#	Promissory Note dated December 30, 2003, from SulphCo, Inc. to Rudolf W. Gunnerman and Doris Gunnerman.

10.6#	Promissory Note dated December 30, 2003, from SulphCo, Inc. to Erika Herrmann.

10.7#	Letter dated April 28, 2004, from Rudolf W. Gunnerman to SulphCo, Inc.

10.8#	Promissory Note dated April 28, 2004, from SulphCo, Inc. to Rudolf W. Gunnerman.

10.9#	Finder’s Fee Agreement made as of May 11, 2004 between SulphCo, Inc. and Vantage Investments Group, Inc.

10.10#	Letter Agreement dated May 28, 2004 between SulphCo, Inc. and Olympus Securities, LLC.

10.11#	Engagement Agreement dated July 1, 2004, by and between SulphCo, Inc. and RWG, Inc.

10.12#	Consulting Agreement dated July 15, 2004, by and between SulphCo, Inc. and InteSec Group LLC.

10.13#	Collaboration Agreement dated August 6, 2004, by and between SulphCo, Inc. and ChevronTexaco Energy Technology Company.

10.14#	Contract for Establishment of a Limited Liability Company (SulphCo Oil Technologies Kuwait).

10.15#	Loan Extension Agreement, dated for reference the 12th day of December, 2004, between Rudolf W. Gunnerman and SulphCo, Inc.

10.16#	Loan Extension Agreement, dated for reference the 12th day of December, 2004, between Erika Herrmann and SulphCo, Inc.

10.17(1)	Separation Agreement and General Release dated as of December 28, 2004, by and between SulphCo, Inc. and Kirk S. Schumacher.

10.18(2)	Letter Agreement dated as of January 6, 2005, by and between SulphCo, Inc. and Alan L. Austin, Jr.

10.19(3)	Promissory Note from SulphCo, Inc. to Rudolf W. Gunnerman dated December 31, 2004.

10.20#	Letter Agreement dated February 4, 2005, by and between SulphCo, Inc. and ChevronTexaco Energy Technology Company.

10.21(4)	Agreement dated February 22, 2005, by and between SulphCo, Inc. and OIL-SC, Ltd.

10.22(5)	Letter Agreement dated April 27, 2005, by and between SulphCo, Inc. and ChevronTexaco Energy Technology Company.

10.23(6)	Employment Agreement dated as of June 1, 2005, by and between SulphCo, Inc. and Peter Gunnerman.

10.24(7)	Test Agreement by and between SulphCo, Inc. and Total France entered into on October 10, 2005.

10.25(8)	Employment agreement with Loren J. Kalmen dated November 10, 2005.

10.26(9)	Letter Agreement by and between SulphCo and OIL-SC and dated as of November 9, 2005.

10.27(10)	Memorandum of Association dated November 29, 2005, by and between SulphCo, Inc. and Trans Gulf Petroleum Co., a Government of Fujairah company.

10.28(11)	Employment Agreement, dated as of January 1, 2006, by and between SulphCo, Inc. and Michael Applegate.

10.29(12)	2nd Loan Extension and Modification Agreement by and between SulphCo, Inc. and Dr. Rudolf W. Gunnerman and Doris Gunnerman entered into on January 30, 2006.

10.30	Securities Purchase Agreement dated as of March 29, 2006, by and between SulphCo, Inc. and the Purchasers parties thereto, including form of Warrant as Exhibit “A” thereto.

14*	Code of Ethics adopted by the Board of Directors on March 12, 2004.

16.1+++	Letter from Forbush and Associates to the SEC dated May 14, 2004.

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002.

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

# Incorporated by reference from the registrant’s Registration Statement on form SB-2 (SEC File Nos. 333-117061 and 27599).

(1) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on January 3, 2005.

(2) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on January 10, 2005.

(3) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on January 4, 2005.

(4) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on February 25, 2005.

(5) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on May 2, 2005.

(6) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on June 10, 2005.

(7) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on October 14, 2005.

(8) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on November 14, 2005.

(9) Incorporated by reference from the registrant’s Form 10-QSB (SEC File No. 1-32636) as filed with the SEC on November 14, 2005.

(10) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on December 2, 2005.

(11) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on January 13, 2006.

(12) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on January 31, 2006.

(13) Included in Exhibit 10.30.

SULPHCO, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2005

AND

DECEMBER 31, 2004

WITH

AUDIT REPORT OF

REGISTERED PUBLIC ACCOUNTING FIRM

INDEPENDENT AUDITOR’S REPORT

The Board of Directors and Stockholders
SulphCo, Inc.
Sparks, Nevada

We have audited the accompanying balance sheet of SulphCo, Inc. as of December 31, 2005 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SulphCo, Inc. at December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MARC LUMER & CO.
San Francisco, California

March 30, 2006

REPORT OF MARK BAILEY & CO. LLP, INDEPENDENT AUDITORS

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

/s/ Mark Bailey & Company, Ltd.
Reno, Nevada

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEET
December 31, 2005
December 31, 2005

Current Assets:
Cash and cash equivalents	$6,874,653
Prepaid expenses and other	137,577

Total current assets	7,012,230

Property and Equipment (net of accumulated depreciation of $828,140) (Notes 2&3)	397,416

Other Assets
Intangible assets (net of accumulated amortization of $17,422) (Note 4)	355,218
Investment in Joint Venture (Note 5)	139,550
Deposits	140,822
Deferred tax asset (net of valuation allowance of $7,136,974) (Note 6)	-

Total other assets	635,590

Total assets	$8,045,236

Current Liabilities
Accounts payable and accrued liabilities	$779,413
Refundable deposit (Note 7)	550,000
Accrued fees and interest (Note 8)	1,035,572
Related party note payable (Note 9)	500,000

Total current liabilities	2,864,985

Long Term Related Party Note Payable (Note 9)	7,000,000

Commitments and Contingencies (Note 10)	-

Total liabilities	9,864,985

Stockholders' Deficiency
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-
Common stock: 100,000,000 shares authorized ($0.001 par value)
60,536,795 shares issued and outstanding at December 31, 2005	60,537
Paid in capital	30,604,342
Stock subscriptions receivable (Note 13)	(744,500)
Deficit accumulated during the development stage	(31,740,128)

Total stockholders' deficiency	(1,819,749)

Total liabilities and stockholders' deficiency	$8,045,236

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENT OF OPERATIONS
For the Years Ended December 31, 2005 and 2004 and from Inception

			Inception
	2005	2004	to date

Revenue
Sales	$-	$-	$42,967

Expenses
Selling, general, and administrative expenses	(6,790,998)	(3,453,357)	(26,891,114)
Research and development expenses	(1,442,096)	(407,613)	(3,182,809)
Loss on disposal of asset	-	-	(221,711)
Loss on impairment of asset	(233,900)	-	(233,900)

Total operating expenses	(8,466,994)	(3,860,970)	(30,529,534)

Loss from operations	(8,466,994)	(3,860,970)	(30,486,567)

Other income (expense)
Interest income	193,987	17,303	250,599
Interest expense	(395,123)	(302,786)	(743,920)
Late registration fees	(760,240)	-	(760,240)

Loss before taxes on income	(9,428,370)	(4,146,453)	(31,740,128)

Income tax benefit (provision)	-	-	-

Net loss	$(9,428,370)	$(4,146,453)	$(31,740,128)

Loss per share: basic and diluted	$(0.17)	$(0.08)	$(0.83)

Weighted average shares
basic and diluted	56,973,284	53,713,346	38,086,044

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
From Inception through December 31, 2005

	Common Stock		Additional Paid-in	Accumulated	Stock issued for prepaid	Stock issued for prepaid	Related party	Common Stock	Stock Subscriptions	Total
	Shares	Amount	Capital	Deficit	interest	expenses	receivable	Subscribed	Receivable	Equity
Balance, January 13, 1999

Stock issued for cash at $167 per share	1,000	$1	$166,999	$-	$-	$-	$-	$-	$-	$167,000

Restatement for recapitalization GRD, Inc.	19,999,000	19,999	(19,999)	-					-	-

Net loss				(128,802)						(128,802)

Balance at December 31, 1999	20,000,000	$20,000	$147,000	$(128,802)	$-	$-	$-	$-	$-	$38,198

Contributions from stockholders
in December 2000
Cash			169,168							169,168
Equipment			362,331							362,331

Acquisition of GRD, Inc.	1,200,000	1,200	(251,200)							(250,000)

Stock issued for cash and subscription
receivable at $0.50 per share	820,000	820	409,180						(208,500)	201,500

Stock options granted at $.50 per share
in December 2000			919,401							919,401

Stock options granted at $1.50 per share
in December 2000			94,799							94,799

Net loss				(1,364,393)						(1,364,393)

Balance at December 31, 2000	22,020,000	$22,020	$1,850,679	$(1,493,195)	$-	$-	$-	$-	$(208,500)	$171,004

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
From Inception through December 31, 2005

	Common Stock		Additional Paid-in	Accumulated	Stockissued for prepaid	Stock issued for prepaid	Related party	Common Stock	Stock Subscriptions	Total
	Shares	Amount	Capital	Deficit	interest	expenses	receivable	Subscribed	Receivable	Equity
Stock issued for intangible assets at $4.25
per share in January 2001	292,800	293	1,244,107							1,244,400

Stock issued for intangible assets at $2.85
per share in February 2001	400,000	400	1,139,600							1,140,000

Stock sold to a related party at $1.47
per share February 2001	24,750	25	36,431							36,456

Stock issued for marketing services
at $2.86 per share April 2001	200,000	200	571,800							572,000

Issuance of options to related parties for
services in June 2001			773,931							773,931

Stock issued in exchange for notes receivable
at $0.50 per share in May 2001	9,556,000	9,556	4,768,444						(4,778,000)	-

Stock issued in exchange for notes receivable
at $1.50 per share in June 2001	425,000	425	637,075						(637,500)	-
-
Stock sold for cash at $2.94 per share
in June 2001	100,000	100	293,900							294,000

Stock issued for a note receivable at $1.41
per share in June 2001	200,000	200	281,800						(282,000)	-

Stock issued to a related party for cash at
$0.50 per share in June 2001	350,000	350	174,650							175,000

Cash received for subscription in July 2001									282,000	282,000

Cash received for subscriptions
in August 2001									340,000	340,000

Stock issued for subscription receivable
at $0.725 per share in September 2001	2,758,620	2,759	1,997,241						(2,000,000)	-

Stock issued to a related party for
consulting fees at $0.85 per share
in November 2001	4,000,000	4,000	3,396,000							3,400,000

Stock returned in November 2001	(300,000)	(300)	(1,558,147)						784,500	(773,947)

Cash received for subscriptions				-					200,000	200,000

Stock returned in December 2001	(100,000)	(100)	(49,900)						50,000	-

Stock options issued at a weighted
average issue price of $0.75 per share
in October 2001			89,020							89,020

Net loss				(6,927,525)						(6,927,524)

Balance at December 31, 2001	39,927,170	$39,928	$15,646,632	$(8,420,720)	$-	$-	$-	$-	$(6,249,500)	$1,016,340

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
From Inception through December 31, 2005

	Common Stock		Additional Paid-in	Accumulated	Stock issued for prepaid	Stock issued for prepaid	Related party	Common Stock	Stock Subscriptions	Total
	Shares	Amount	Capital	Deficit	interest	expenses	receivable	Subscribed	Receivable	Equity
Stock issued for related party services
at $0.50 per share in March 2002	10,000,000	10,000	4,990,000							5,000,000

Stock returned in May 2002	(1,000,000)	(1,000)	(499,000)						500,000	-

Stock returned in June 2002	(100,000)	(100)	(71,900)						72,000	-

Stock returned in July 2002	(25,000)	(25)	(37,475)						37,500	-

Payment on stock subscription received
in July 2002									515,500	515,500

Stock returned in July 2002	(1,000,000)	(1,000)	(499,000)						500,000	-

Stock issued for services at $0.10 per
share in September 2002	50,000	50	4,950							5,000

Stock returned in September 2002	(431,000)	(431)	(440,069)							(440,500)

Stock issued for services at $0.27 per
share in October 2002	50,000	50	13,450							13,500

Stock Options issued in November 2002
for $0.10 per share (restated)			31,500							31,500

Stock issued to a related party for cash at
$0.10 per share in November 2002	100,000	100	9,900							10,000

Stock issued to a related party for cash at
$0.10 per share in December 2002	50,000	50	4,950							5,000

Net loss (restated)				(6,573,627)						(6,573,627)

Balance at December 31, 2002	47,621,170	$47,621	$19,153,938	$(14,994,346)	$-	$-	$-	$-	$(4,624,500)	$(417,287)

Stock subscribed for services at $0.42 per
share in February 2003			20,950					50		21,000

Payment on stock subscription
received in February 2003									3,575,000	3,575,000

Stock issued to a related party for cash at
$0.33 per share in March 2003	50,000	50	16,450							16,500

Stock issued for services at $0.32 per
share in June 2003	50,000	50	15,950							16,000

Stock returned in August 2003	(196,870)	(197)	(196,678)						196,875	-

Stock returned in September 2003	(3,130)	(3)	(3,322)						3,325	-

Stock issued to a related party for cash at
$0.23 per share in November 2003	2,173,913	2,174	497,826							500,000

Stock returned in December 2003	(25,000)	(25)	(37,275)						37,300	-

Stock subscribed for prepaid interest to a
related party at $0.296 per share
in December 2003 (Note 14)			295,000		(296,000)			1,000		-

Net loss				(3,170,959)						(3,170,959)

Balance at December 31, 2003	49,670,083	49,670	19,762,839	$(18,165,305)	$(296,000)	$-	$-	$1,050	$(812,000)	$540,254

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
From Inception through December 31, 2005

	Common Stock		Additional Paid-in	Accumulated	Stock issued for prepaid	Stock issued for prepaid	Related party	Common Stock	Stock Subscriptions	Total
	Shares	Amount	Capital	Deficit	interest	expenses	receivable	Subscribed	Receivable	Equity
Restricted stock issued for
interest on notes at $0.296 per share
in January 2004.	1,000,000	1,000						(1,000)		-

Stock issued for services at $0.85 per
share in January 2004	100,000	100	84,900							85,000

Issued subscribed stock at $0.42 per
share in March 2004	50,000	50						(50)		-

Private placement stock issuance at $0.90
per share in June 2004 (See Note 11 for
attached rights and warrants)	2,978,342	2,978	2,677,530							2,680,508

Private placement stock issuance at $1.25
per share in June 2004 (See Note 11 for
attached rights and warrants)	2,030,960	2,031	1,896,912							1,898,943

Stock options exercised at $0.55 per
share in July 2004	200,000	200	109,800							110,000

Stock options exercised at $0.35 per
share in July 2004	100,000	100	34,900							35,000

Stock issued for services at $2.86 per
share in August 2004	45,000	45	128,655			(128,700)				-

Cancellation of subscribed stock at $1.50
per share in September 2004	(45,000)	(45)	(67,455)						67,500	-

Stock options exercised at $0.55 per
share in December 2004	300,000	300	164,700							165,000

Amortization of prepaid interest					296,000					296,000

Amortization of prepaid expenses						53,625				53,625

Contribution from related party stockholder
of option given former employee to buy
100,000 shares at $0.55 per share
(Note 12)			555,000							555,000

Related party receivable for tax withholding
on exercise of stock options							(257,750)			(257,750)

Net loss				(4,146,453)						(4,146,453)

Balance December 31, 2004	56,429,385	$56,429	$25,347,781	$(22,311,758)	$-	$(75,075)	$(257,750)	$-	$(744,500)	$2,015,127

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
From Inception through December 31, 2005

	Common Stock		Additional Paid-in	Accumulated	Stock issued for prepaid	Stock issued for prepaid	Related party	Common Stock	Stock Subscriptions	Total
	Shares	Amount	Capital	Deficit	interest	expenses	receivable	Subscribed	Receivable	Equity
Stock issued to a Director for services
at $5.47 per share in January 2005	50,000	$50	273,450							273,500

Stock issued to an Officer for services
at $4.08 per share in January 2005	50,000	$50	203,950							204,000

Receipt of related Party Receivables
January 2005							257,750			257,750

Stock issued to a consultant for services
at $5.91 per share in April 2005	15,000	$15	88,635							88,650

Stock issued to a Director for services
at $4.99 per share in April 2005	50,000	$50	249,450							249,500

Stock issued to a Director for services
at $3.54 per share in May 2005	50,000	$50	176,950							177,000

Warrants and Additional Investment
Rights ("AIR's") exercised - August 2005	79,430	$79	81,151							81,230

Warrants/AIR's exercised - September 2005	83,230	$83	84,565							84,648

Warrants/AIR's exercised - October 2005	16,126	$16	21,812							21,828

Warrants/AIR's exercised - November 2005	585,244	$585	535,094							535,679

Stock issued to a Director for services
at $3.61 per share in November 2005	50,000	$50	180,450							180,500

Stock issued to a Director for services
at $6.40 per share in December 2005	50,000	$50	319,950							320,000

Warrants/AIR's exercised - December 2005	3,028,380	$3,028	3,041,104							3,044,132

Amortization of prepaid expenses						75,075				75,075

Net loss				(9,428,370)						(9,428,370)

Balance December 31, 2005	60,536,795	$60,537	$30,604,342	$(31,740,128)	$-	$-	$-	$-	$(744,500)	$(1,819,749)

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004 and from Inception

	Years Ended
	December 31		Inception
	2005	2004	to date
Cash Flows From Operating Activities
Net loss	$(9,428,370)	$(4,146,453)	$(31,740,128)
Adjustments to reconcile net loss to cash used
in operating activities:

Depreciation & amortization	215,478	104,242	885,366
Stock issued for services	1,568,225	138,625	7,369,517
Stock issued for interest expense	-	296,000	296,000
Contribution from stockholder	-	555,000	555,000
Loss on disposal of subsidiary	-	-	221,711
Loss on impairment of asset	233,900		233,900
Decrease in legal settlement		(13,636)	-
(Increase) decrease in accounts receivable	317,800	(317,569)	-
(Increase) decrease in prepaid expenses and other	(98,718)	(27,887)	(137,577)
Increase (decrease) in accounts payable
and accrued liabilities	(1,070)	650,468	779,413
Increase in refundable deposit	550,000		550,000
Increase in accrued fees and interest	820,985		820,985

Net cash used in operating activities	(5,821,770)	(2,761,210)	(20,165,813)

Cash Flows From Investing Activities
Purchase of property and equipment	(224,962)	(58,508)	(1,121,088)
Investments in joint ventures and subsidiaries	(139,550)		(361,261)
Return / (payment) of deposits	(94,000)	(10,000)	(140,822)
Investments in intangible assets	(200,011)	(172,628)	(388,482)

Net cash used in investing activities	(658,523)	(241,136)	(2,011,653)

Cash Flows from Financing Activities
Proceeds from issuance of stock	3,982,107	4,889,452	15,761,759
Proceeds from stock subscriptions	-	-	4,240,887
Proceeds from issuance of related party notes payable	-	7,500,000	11,000,000
Proceeds from issuance of line of credit	-	-	750,000
Return on capital	-	-	(118,427)
Principal payments on related party notes payable	(500,000)	(250,000)	(750,000)
Decrease in related party receivable	-	-	1,359,185
Payments on contract payable	-	-	(250,000)
Principal payments on line of credit	-	-	(750,000)
Principal payments on advance from related party	-	-	(2,191,285)

Net cash provided by financing activities	3,482,107	12,139,452	29,052,119

Net increase (decrease) in cash and cash equivalents	(2,998,186)	9,137,106	6,874,653

Cash and cash equivalents at beginning of period	9,872,839	735,733	-

Cash and cash equivalents at end of period	$6,874,653	$9,872,839	$6,874,653

Supplemental Information and non cash transactions

Total interest payments included in operations	$334,251	$6,000

The Company paid no income taxes during 2005 and 2004.

Noncash investing and financing activity: The Company incurred a payable of $214,587 in issuing securities (see Note 11).

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005, and 2004

1. Organization and Significant Accounting Policies

Business

The Company is still considered a developmental stage company in 2005, as defined by Statement of Financial Accounting Standards (“FAS”) No. 7, due to the Company’s primary focus of continuing to develop and market processes for the upgrading of crude oil by reducing its weight, viscosity, and sulfur content.

SulphCo, Inc. (the Company), formerly FilmWorld, Inc., was originally organized under the laws of the State of Nevada on December 23, 1986 under the name Hair Life Inc. The Company became inactive during 1987 and remained inactive until September 1994. In September 1994, through a reverse acquisition agreement, the Patterson Group became a wholly owned subsidiary of Hair Life, Inc. Operations were conducted via two subsidiaries until 1998, at which time all operations were discontinued, and the Company remained dormant until January 1999.

In July 1999 the Company acquired film rights and changed the corporate name to FilmWorld, Inc. In December 2000 the Company discontinued its film operations and distributed all assets and liabilities related to that business to certain shareholders in exchange for their stock.

In December 2000 the Company entered into an exchange agreement with GRD, Inc. (DBA Sulphco) and issued 1,200,000 shares in exchange for all of the outstanding shares of GRD, Inc. Because the shareholders of GRD, Inc. controlled the Company after the exchange, the merger was accounted for as a reverse acquisition of FilmWorld, Inc. The Company’s name was changed to SulphCo, Inc.

The Company’s common stock had been quoted on the NASD, Inc. OTC Bulletin Board under the symbol “SLPH.” On October 3, 2005, the Company’s application to be listed on the American Stock Exchange was accepted and on October 7, 2005, the Company’s stock began trading on the American Stock Exchange under the symbol “SUF.”

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The markets for the Company’s potential products and services will be impacted by the price of oil, competition, rapid technological development, regulatory changes, and new product introductions, all of which may impact the future value of the Company’s assets.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less are considered to be cash equivalents. The Company maintains amounts in two U.S. accounts, a checking account and a money market account, on deposit with one financial institution which exceed federally insured limits by approximately $6.6 million at December 31, 2005, and an account in Saudi Arabia.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company's foreign marketing programs and equity ownerships are determined using local currency as the functional currency. Assets and liabilities of the equity ownerships are translated at the prevailing exchange rate in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.

Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable on a case-by-case basis. Based on such evaluation, the Company records allowances for accounts at such time as they are considered doubtful of collection.

Fair Value of Financial Instruments

The carrying amount of financial instruments held by the Company, which include cash, accounts receivable, accounts payable, and accrued liabilities, approximate fair values due to their short maturity. Cash held in Saudi Arabia is valued at the December 31, 2005 exchange rate of 3.75 Riyals per Dollar. The carrying value of the payable to related party reasonably approximates its fair value as the stated interest rate approximates current market interest rates.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. In accordance with FAS 144, the Company reviews its long-lived assets for impairment. Whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered through undiscounted future cash flows, such impairment losses are recognized in the statement of operations.

The cost of property, plant, and equipment is depreciated over the remaining estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are depreciated over the lesser of the terms of the lease or the estimated useful lives of the assets. Depreciation is computed using the straight line method. Expenditures for maintenance and repairs are expensed when incurred, while betterments are capitalized. Gains and losses on the sale of property and equipment are reflected in the statement of operations.

Equity method

The Investment in Fujairah Oil Technology LLC, on December 14, 2005 in which the Company acquired a 50% interest, is carried at cost, and will be adjusted for the Company's 50% share of their undistributed earnings or losses once it begins operations. There was no activity in the entity for the year ended December 31, 2005.

Previously, the Company stated that “The Company also owns 49% of a joint venture to market and deploy the Company’s technology in Kuwait which is unfunded.” The ownership certificate states that Rudolf Gunnerman is the 49% owner. The Company intends to take action to correct the error prior to the beginning of any activity there. There was no activity in the entity for the years ended December 31, 2005 and 2004. When activity begins the investment will be carried at cost and adjusted for the Company’s 49% share of undistributed earnings or losses.

Research and Development

The Company expenses research and development as incurred.

Income Taxes

The Company provides for income taxes under the provisions of FAS No. 109 “Accounting for Income Taxes,” which requires an asset and liability based approach in accounting for income taxes.

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

Concentrations

The Company has generally been able to obtain component parts from multiple sources without difficulty. Nevertheless, because of price and quality considerations, in 2005 the Company lined up three manufacturers to supply virtually all its needs, as the Company's results could be adversely affected if manufacturing were delayed or curtailed.

2. Property and Equipment

The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation:

	2005	2004
Equipment	$911,438	$629,056
Computers	176,226	73,895
Office furniture	54,517	44,669
Leasehold improvements	83,375	55,457
Desulfurization unit (see Note 3)	-	431,417
	1,225,556	1,234,494
Less: Accumulated depreciation	(828,140)	(630,084)
Total	$397,416	$604,410

Depreciation expense was $198,056 in 2005 and $104,242 in 2004.

3. Loss On Impairment of Asset

The Company had a desulfurization unit (“unit”) consisting of a trailer containing equipment to be used to remove sulfur from crude oil. The Company spent $3,787 in the year ended December 31, 2004, upgrading the unit. At December 31, 2004 the cost of the unit was $431,417 (See Note 2). No depreciation expense related to the unit was recognized in 2004 as it was considered work in process.

In March 2005 the unit was determined to be obsolete based on the Company’s current technological improvements. The estimated value of the reusable components as of March 31, 2005 was $197,517, resulting in an impairment loss of $233,900. The Company included the $197,517 in equipment and began depreciating it in 2005.

4. Investment in Joint Venture

In November 2005 the Company and Trans Gulf Petroleum Co., a Government of Fujairah company, formed Fujairah Oil Technology LLC (“LLC”), a United Arab Emirates limited liability company, to implement SulphCo’s Sonocracking™ desulfurization technology. The LLC is 50% owned by Trans Gulf Petroleum and 50% owned by SulphCo. Fujairah is one of the seven Emirates of the United Arab Emirates.

The formation agreement called for each shareholder to contribute 500,000 Dirhams for 500 shares for the 50% ownership in the LLC. On December 14, 2005, the Company wired to the LLC its 500,000 Dirhams, which equaled $139,550. The 50% contribution by Trans Gulf Petroleum was received by the LLC in January, 2006.

The LLC’s operations began in 2006 but it had no operations in 2005, and thus no share of earnings or loss has been reflected for 2005. The Company’s 50% share of distributions made by the joint venture will also be subject to other costs and expenses incurred directly by the Company from time to time, including commissions payable directly by the Company to third parties, presently estimated at up to 20% of the Company’s net joint venture profits.

5. Intangibles Assets

The Company has five U.S. patents, six U.S. patents pending, five foreign patents, several foreign patents pending, and six U.S. trademarks pending. At December 31, 2005 the Company had capitalized $372,640 in costs that were incurred in connection with filing patents and trademarks related to its internally developed technology in accordance with APB Opinion No. 17 - Intangible Assets. Of this amount $200,011 was capitalized in 2005.

Patents and trademarks are amortized using the straight-line method over their estimated period of benefit, ranging from 10 to 20 years with a weighted average of 16.2 years. Due to the majority of the 2004 capitalized costs being incurred near the end of the year, no amortization expense was recognized in 2004. Amortization expense related to patents and trademarks for the years ended December 31, 2005 and 2004 and from inception was $-0-, $17,422, and $17,422, respectively. Throughout 2005 maintenance costs totaling $28,972 were expensed.

The following table reflects management’s estimate for amortization expense, using the straight-line method, for the next five years based on current capitalized amounts and estimated lives:

Year	Estimated Amortization Expense
2006	$23,000
2007	23,000
2008	23,000
2009	23,000
2010	23,000

6. Income Taxes

The deferred tax assets computed prior to the valuation allowances and the valuation allowances were overstated in earlier periods. The valuation allowance was always set equal to the deferred tax asset prior to such allowance, and the Company never reflected an income tax benefit. The corrections of the overstatements do not, therefore, require any adjustments to assets, liabilities, equity, or income. Also, tax credit carryforwards were omitted from earlier period disclosures. The corrections to the deferred tax assets prior to the valuation allowance, the valuation allowance, and the tax credit carryforwards at December 31, 2004 are as follows:

	As Originally
	Presented	Correction	Corrected
Deferred tax assets relative to the following:
Net operating loss carryforwards	$7,584,187	(3,491,100)	$4,093,087
Depreciable assets		20,380	20,380
Accrued payroll tax		7,548	7,548
Total deferred tax assets prior to offsets	7,584,187	(3,463,172)	4,121,015

Offsets:
Deferred tax liabilities:
Patent costs	-	(58,694)	(58,694)
Depreciable assets		(52,551)	(52,551)
Total deferred tax liabilities	-	(111,245)	(111,245)

Valuation allowance	(7,584,187)	3,574,417	(4,009,770)

Net deferred tax assets	$-	$-	$-

Research tax credit carryforward	$-	$149,720	$149,720

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 are as follows:

Deferred tax assets relative to the following:
Net operating loss carryforwards	$6,764,528
Depreciable assets	325,442
Directors fees deferred	183,430
Accrued payroll tax	7,548
Total deferred tax assets prior to offsets	7,280,948

Offsets:
Deferred tax liabilities:
Patent costs	(128,976)
Depreciable assets	(14,998)
Total deferred tax liabilities	(143,974)

Valuation allowance	(7,136,974)

Net deferred tax assets	$-

For the year ended December 31, 2005, the valuation allowance was increased by $3,127,204 due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company’s net loss of $9,370,370 in 2005 and an accumulated deficit of $31,682,127 at December 31, 2005.

The provision (benefit) for income taxes differs from the provision (benefit) amount computed by applying the statutory federal tax rate (34%) to the loss before taxes due to the following:

Computed expected benefit	$(3,187,131)
Nondeductible expenses:
Equipment expensed as research and development	276,687
Deferred director fees	183,430
Loss on impairment of asset	79,526
Research credit amount	28,671
Other	36,051
Tax related deductions not expensed on financial statements:
Patent costs	(75,078)
Depreciation	(13,597)
Employee stock based payments
Other
Increase in benefit from net operating loss	(2,671,441)

(Increase) decrease in other deferred tax assets	(488,492)
Increase (decrease) in deferred tax liabilities	32,729

Increase in valuation allowance	3,127,204

Provision (benefit) for income taxes	$-

As of December 31, 2005, the Company had a net operating loss carryforward for federal income tax purposes of $19,895,672. The Company also had a tax credit carryforward of $234,047 for incremental research expenses. Both the carryforwards for net operating loss and tax credit will begin to expire in 2019.

The valuation allowance has been estimated in an amount equal to the projected future benefit of the deferred tax asset net of the deferred tax liability. Due to the lack of earnings in the Company’s history, it is not certain for the purpose of this calculation that it will generate sufficient income to utilize the future tax benefits.

7. Refundable Deposit

During 2005, the Company received $550,000 which represents the first three installments on the sale of a Sonocracking pilot plant to OIL-SC, LTD for $1 million. In accordance with the terms of the agreement by and between the Company and OIL-SC, Ltd., dated as of February 22, 2005, the Sonocracking unit was to be installed and operational within six months from the date of the contract. This was followed by a thirty day commissioning period and a sixty day period to modify the unit, as necessary. The pilot plant was to operate based upon agreed specifications by November 22, 2005. At such date the pilot plant did not meet all agreed upon specifications due to a malfunctioning water separator supplied by a third party. Currently the Company is working towards ensuring that the pilot plant meets all agreed upon specifications. Until OIL-SC, LTD accepts in writing the results of the pilot plant, the $550,000 is refundable at their option. The Company has agreed to receive the remaining payment of $450,000 within seven days after the first commercial license agreement for the Sonocracking technology between the Company and a Korean refining company, provided that OIL-SC, Ltd. uses the funds for continued marketing activities regarding the Sonocracking technology in Korea.

8. Accrued Fees and Interest

The Company has accrued late registration fees of $760,240, interest thereon of $60,745, and additional offering fees of $214,587 in conjunction with a private placement, as more fully described in Note 11.

9. Notes Payable - Related Party

The Company’s notes payable consist of the following as of December 31, 2005:

On December 30, 2003, the Company issued a $500,000 note to the Chairman and CEO and a $500,000 note to Erika Herrmann, sister-in-law of the Dr. Rudolf Gunnerman, the Chairman and CEO. From each of these notes, $250,000 was obtained before year end, 2003. The balance of $250,000 for each note was obtained during 2004. The notes were originally issued on December 30, 2003 at an interest rate of 29.6%, which was paid via the issuance of 1,000,000 shares of restricted stock on January 1, 2004 for total consideration of $296,000 or $0.296 per share. On December 30, 2004 the notes were renewed at 8% per annum with the interest and principal due December 30, 2005. Effective December 30, 2005, the note to the Chairman and CEO was again renewed for another year at 8% per annum with interest payable quarterly and principal due on demand or on December 30, 2006. The other note was paid off.

On December 31, 2004, under the approval of its Board of Directors, the Company borrowed $7,000,000 in the form of a long-term note from the Chairman and CEO. Interest on the note is adjusted quarterly based on a 3-month London Inter-Bank Offering Rate (“LIBOR”) plus 0.5% per annum, with interest only payments due on December 31, 2005, and 2006 and the remaining accrued interest and principal due on December 31, 2007 when the note matures. The interest rate on the note from October 1 through December 31, 2005 was 4.36%. Beginning January 1, 2006 the rate was adjusted to 4.885%.

The annual payment obligations related to these notes based on the current 2006 interest rates, assuming no early retirements of principal, are as follows:

	Principal	Interest	Total
2006:
Principal due	$500,000		$500,000
Interest due:
On $500,000 note		$40,000	$40,000
On $7 million note		$341,950	$341,950
Totals	$500,000	$381,950	$881,950

2007:
Principal due	$7,000,000		$7,000,000
Interest due		$341,950	$341,950
Totals	$7,000,000	$341,950	$7,341,950

Thereafter	None	None	None

Totals	$7,500,000	$723,900	$8,223,900

Interest expense of $333,917 and $302,786 were paid on the above notes during 2005 and 2004 respectively.

10. Commitments and Contingencies

In December 2005 the Company entered into an agreement with NTG of Germany to manufacture and deliver seven 30,000 bbl/day Sonocracking units to Fujairah for use by Fujairah Oil Technology LLC (see Note 4).  The initial costs pursuant to the agreement with NTG are 5,561,000 Euros, approximately US $6.6 million, for all seven units. On February 15, 2006 additional costs of 2,450,000 Euros were agreed upon, bringing the total to 7,826,000 Euros, approximately US $9.5 million. Payments of $4 million have been made since December 31, 2005 and a deposit of $100,000 was made in December, 2005.
Talisman Capital Talon Fund, Ltd. v. Rudolf Gunnerman and Sulphco, Inc. was commenced on June 9, 2005, in the United States District Court for the District of Nevada (Case No. CV-N-05-0354-HDM-RAM) by an offshore company purportedly based in Tortola, British Virgin Islands, against SulphCo, Inc. and Rudolf W. Gunnerman. The Talisman Fund complaint alleges that the predecessor-in-interest of Talisman, Capital Strategies Fund, Ltd., entered into an agreement with Dr. Gunnerman in April 2003 in which Dr. Gunnerman purportedly assigned to Capital Strategies Fund, Ltd. all rights to specified intellectual property then owned by the Company or subsequently acquired or developed by the Company, including two patents issued to the Company prior to the April 2003 agreement (US Patent Nos. 6,402,939, 6,500,219), four patents issued to the Company subsequent to April 2003 (US Patent Nos. 6,827,844, 6,652,992, and 6,897,628), and a patent application filed by the Company subsequent to April 2003. The Talisman Fund complaint further alleges claims against the Company for tortious interference with Talisman’s contractual rights under the April 2003 agreement, conversion and unjust enrichment, and seeks as relief both unspecified damages and a declaration that Talisman is the exclusive owner of the claimed intellectual property. Talisman claims rights under and related to the April 2003 agreement purportedly as the result of an assignment by Capital Strategies Fund, Ltd. to Talisman Fund in May 2005 of its rights under the April 2003 agreement. Both the Company and Dr. Gunnerman deny the validity of the claims of the Talisman Fund, including claims that rights to any of our company’s intellectual property are covered by the April 2003 agreement and further deny that the Talisman Fund has any rights to technology owned or used by the Company. On October 19, 2005, the United States District Court for the District of Nevada denied the defendants' Motion for Judgment on the Pleadings without prejudice, and the parties have commenced with discovery.

Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., was filed in the Second Judicial District Court of the State of Nevada in and for the County of Washoe (Case No. CV05 01346) on June 9, 2005. The complaint alleges that under an exclusive license agreement originally entered into between Dr. Gunnerman and the legal predecessor-in-interest of plaintiff Clean Fuels Technology (“CFT”) in 1994, and which agreement was amended at various times after 1994, CFT owns the exclusive rights to “sulfur removal technology” originally developed by Professor Teh Fu Yen and Dr. Gunnerman with financial assistance provided by Dr. Gunnerman. The CFT complaint alleges that Rudolf Gunnerman, Peter Gunnerman, the Company’s President, and RWG, Inc., a company owned by Dr. Gunnerman, wrongfully transferred the “sulfur removal technology” to the Company in violation of the terms of the exclusive license agreement and other legal duties allegedly owed by them to CFT. The CFT complaint further alleges, on the basis of unspecified “information and belief,” that the Company conspired with Rudolf and Peter Gunnerman and RWG, Inc. to conceal the sulfur removal technology from CFT in breach of alleged fiduciary duties owed by SulphCo, Inc. and the other defendants to CFT; that the Company committed unspecified “intentional acts” to “pilfer” CFT’s rights in the sulfur removal technology, and that CFT is entitled to a constructive trust over the “sulfur removal technology” as well as damages against the named defendants. Both the Company and the other defendants deny the validity of CFT’s claims, including claims to any rights to technology owned or used by the Company. Both Rudolf Gunnerman and Peter Gunnerman were co-founders of CFT as well as its predecessor-in-interest, and both Dr. Gunnerman and Peter Gunnerman are shareholders of CFT. On September 15, 2005, the Second Judicial District Court of the State of Nevada in and for the County of Washoe denied the defendants' Motion for Judgment on the Pleadings without prejudice, and the parties have commenced with discovery.

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

11. Common Stock

Other than the related party transactions disclosed in Note 14, the Company had the following transactions related to its common stock during the years ended December 31, 2005 and 2004:

In January 2004 the Company issued 100,000 shares of common stock at $0.85 per share, the closing value on the date issued, for the services of a consultant valued at $85,000.

In June 2004 the Company entered into two private placements. The first private placement was to sell 2,978,342 shares of common stock at $0.90 per share, warrants exercisable at $1.125 per share for 1,073,690 shares of common stock, additional investment rights (“AIR’s”) entitling the purchaser to purchase up to 6,135,357 shares of common stock at a purchase price of $0.90, and additional warrants to purchase up to 2,147,379 shares of common stock at $1.125 per share. The additional warrants are issued for shares equal to 35% of shares issued when the AIR’s are exercised. The AIR’s are exercisable by investors for 180 trading days following the date the registration statement was first declared effective by the Securities and Exchange Commission. That occurred June 27, 2005, which caused the expiration date to be March 15, 2006. The warrants are exercisable for up to 30 months after the later of the June 27, 2005 effective date or the date of their issuance. All 2,978,342 shares were issued for net cash proceeds totaling $2,342,985 during 2004. During 2005 AIR’s for 2,280,229 shares and warrants for 410,403 shares were exercised for proceeds of $2,513,909. At December 31, 2005 AIR’s for 3,855,137 shares and warrants for 1,461,368 were outstanding from this placement.

The second private placement was to sell 2,030,960 shares of common stock at $1.25 per share, warrants exercisable at $1.5625 per share for 732,161 shares of common stock, AIR’s entitling the purchaser to purchase up to 2,091,889 shares of common stock at $1.25 per share, and additional warrants to purchase up to 1,464,322 shares of common stock at $1.5625 per share. The additional warrants are issued for shares equal to 70% of shares issued when the AIR’s are exercised. The AIR’s are exercisable by investors for 180 trading days following the date the registration statement was first declared effective by the Securities and Exchange Commission. As registration for both placements were combined, the expiration date was March 15, 2006. The warrants are exercisable for up to 30 months after the later of the June 27, 2005 effective date or the date of their issuance. All 2,030,960 shares were issued during 2004 for net cash proceeds totaling $2,236,466. During 2005 AIR’s for 810,656 shares and warrants for 291,122 shares were exercised for proceeds of $1,468,198. At December 31, 2005 AIR’s for 1,281,232 shares and warrants for 1,008,500 were outstanding from this placement.

For both placements additional fees equal to 7% of proceeds from the exercise of AIR’s is payable to Olympus Securities, LLC pursuant to the agreement. At December 31, 2005 this amount was $214,587 and is included in accrued fees and interest.

All AIR’s and warrants are valued at exercise price when exercised net of any offering fees payable.

In August 2004 the Company issued 45,000 shares at $2.86 per share, the closing value on the date issued, for the services of a consultant valued at $128,700.

In September 2004 the Company received 45,000 subscribed shares which were returned to cancel part of a subscription receivable at $1.50 per share or $67,500.

In April 2005 fifteen thousand shares of common stock were issued at $5.91 per share, the closing value on the date issued, in exchange for consulting services valued at $88,650.

During August through December of 2005, additional investment rights and warrants, issued in the two private placements of 2004, were exercised for 3,792,410 shares for net proceeds of $3,767,518. Additional warrants for 1,365,543 shares of Common stock were issued pursuant to the agreements as a result of exercises of additional investment rights.

The Company is obligated to pay $760,240 in late registration fees due to the registration statement related to the private placement not having gone effective on time, as per the agreement with the investors. The agreement requires SulphCo to pay late registration fees to the selling security holders at the rate of 2% per month of the invested amount if the registration covering the placement shares is not declared effective by the SEC within 90 days of the date of the investment. As of December 31, 2005, the full amount of fees has been accrued plus $60,745 of accrued interest at 18% per annum on the balance of unpaid fees since the registration date. The registration statement was declared effective by the SEC on June 27, 2005.

12. Stock Options

The Company has adopted the disclosure provision for stock-based compensation of FAS No. 123, “Accounting for Stock-Based Compensation,” and FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” but continues to account for such items using the intrinsic value method as outlined under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, if the exercise price of the Company’s employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant no compensation expense is recognized.

For purposes of pro forma disclosures, the estimated fair value of the employee options is amortized to expense over the vesting period of the options, but because the only employee who held options at the end of both years 2004 and 2005 was Kirk Schumacher whose employment had terminated before the end of 2004, there was no amortization in 2004 and 2005. The options exercised for employee compensation during the year ended December 31, 2004 were included in the net loss for 2004.

Other than the additional investment rights and warrants related to the private placements of 2004, the following table summarizes information about stock options related to employees and non-employees which were outstanding during 2005 and 2004:

	2005		2004
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning	150,000	$1.01	1,100,000	$0.53
Options exercised	-	-	(600,000)	0.52
Options forfeited	-	-	(500,000)	0.55
Option granted	50,000	3.85	150,000	1.01
Outstanding, ending	200,000	$1.72	150,000	$1.01

For 2005 and 2004 options for 50,000 and 150,000 shares, respectively, were granted with strike prices as detailed below.

Dr. Rudolf Gunnerman personally granted to Mr. Kirk Schumacher, upon his termination December 28, 2004, an option to acquire 100,000 shares of the Company’s Common Stock owned by Dr. Gunnerman at an exercise price of $0.55. Those 100,000 options remained unexercised at December 31, 2005, but were exercised in February 2006 prior to expiration. As Dr. Gunnerman is the Chairman, CEO, and controlling shareholder of the Company, the Company recognized an expense in 2004 of $555,000, the difference between the exercise price of the option and the market price on the date of grant, on December 28, 2004.

In November 2004 the Company entered into a stockholders relations consulting agreement with Rubenstein Public Relations, Inc. providing for cash compensation of $10,000 per month. Pursuant to this agreement the Company also agreed to issue: (i) one warrant evidencing the right to purchase 50,000 shares of unregistered common stock at an exercise price of $1.93, the closing price of trading common stock at the date of the execution of the agreement; and (ii) provided the agreement had not been terminated as of May 2005 (which it had not), one warrant evidencing the right to purchase 50,000 shares of unregistered common stock at an exercise price equal to the closing price of trading common stock on May 11, 2005, which was $3.85. Each of the warrants will expire in November 2009. No value was given to these warrants as the intrinsic value was zero on the dates of grant and the Company was paying a fair value charge in cash for the services it received.

The Company has a Non-Officer Limited Stock Appreciation Rights Plan. In August 2003 ten employees were granted awards for 2,500 limited stock appreciation rights, each with a multiplier of eighteen, at a base price of $0.24, with a maximum value of $450,000 per employee. The limited stock appreciation rights are exercisable only upon the following two conditions being met: First, the closing price of the Company’s common stock must have exceeded $10 for at least three consecutive trading days, or the stock price in a proposed acquisition must exceed $10. Second, the Company must have engaged in an acquisition after the first condition is met. Under the plan, “acquisition” means that the Company is merged or consolidated with another company wherein over 20% of voting control is lost by Company shareholders; or that over 50% of the Company is acquired by an entity owning 20% or less of the Company prior to acquisition; or any other acquisition determined by the Board of Directors. Rights to awards end upon termination of employment. As of December 31, 2005, six of the ten employees originally granted rights are still employed and covered under the plan. No values can be ascribed to these awards unless and until the Company engages in an acquisition.

13. Stock Subscriptions

As of December 31, 2005 and 2004 the Company had stock subscriptions receivable of $744,500. In January 2004 the Company filed suit to collect $737,000 for a stock subscription receivable that, as of the report date, is being disputed (see Note 10).

14. Related Party Transactions

The Company paid to RWG, Inc., a corporation wholly owned by Dr. Rudolf Gunnerman the Chairman and CEO, consulting fees of $360,000 and $370,000 in 2005 and 2004 respectively. The consulting agreement, was set to terminate on July 1, 2005, and was renewed until July 1, 2006. Although the current agreement calls for $480,000 per year, RWG, Inc. has agreed to take $30,000 per month. The Company does not pay a salary to Dr. Gunnerman.

In February 2003 the Company agreed to issue 50,000 shares of common stock to Kirk Schumacher, a Director, at $0.42 per share for director services of $21,000. These shares were issued in March 2004.

In July 2004, the Company issued to Kirk Schumacher, President, Secretary, and Director, 200,000 shares of common stock at $0.55 per share in connection with the exercise of stock options granted in 2003 for cash in the amount of $110,000.

In July 2004, the company issued to Patrick Lacy, Controller and Director, 100,000 shares of common stock at $0.35 per share in connection with the exercise of stock options granted in 2003 for cash in the amount of $35,000.

As of December 31, 2004 the Company had a receivable of $60,050 due from Dr. Rudolf Gunnerman for personal expenses paid by the Company. The amount was classified as an account receivable for balance sheet purposes. The Company received payment for the receivable in early January 2005.

As of December 31, 2004 the Company had a $25,000 payable due to Dr. Rudolf Gunnerman for advancing funds to the Company to avoid incurring a penalty for closing out a certificate of deposit. The amount was classified as an account payable for balance sheet purposes and was relieved in January 2005.

In February 2003 the Company entered into an Executive Employment Agreement with its then President Kirk S. Schumacher who served as President and Secretary from February 2004 through December 2004. The agreement provided for his employment through February 17, 2008, and provided for an initial signing bonus of $100,000, which was paid February 2003, an annual base salary of $300,000, and incentive compensation commencing in 2004. The 2003 agreement included a grant of stock options for 1,000,000 shares of the Company’s common stock, fully vested, at an exercise price of $.55 per share, the value of the stock at grant date, expiring February 14, 2006.

Effective December 28, 2004 Mr. Schumacher resigned as President and Secretary. In connection with Mr. Schumacher's resignation, the Company and Mr. Schumacher entered into a Separation Agreement and General Release, dated and effective December 28, 2004, which provided for Mr. Schumacher to retain 500,000 of the 1,000,000 million options previously granted to him under his Executive Employment Agreement and to receive a separation payment of $165,000 upon resignation in lieu of the $600,000 severance payment provided for under the Executive Employment Agreement. The remaining 500,000 options previously granted under the Executive Employment Agreement were cancelled pursuant to the Separation Agreement.

In addition, on December 28, 2004, Dr. Rudolf Gunnerman personally granted to Mr. Schumacher an option to acquire 100,000 shares of the Company’s Common Stock owned by Dr. Gunnerman at an exercise price of $0.55. This option was exercised in February 2006 prior to expiration (See Note 12).

As of December 31, 2004 the Company had a $257,750 receivable due from its former President Kirk Schumacher for payroll tax liabilities related to the exercise of Company stock options. The Company received payment for the receivable in January 2005.

In January 2005 fifty thousand restricted shares of common stock were issued at $4.08 per share, the closing value on his effective date of appointment, to the CFO Alan Austin, Jr. for compensation expense valued at $204,000.

In April 2005 fifty thousand restricted shares of common stock were issued at $4.99 per share, the closing value on April 13, 2005, the effective date of his appointment to the Board of Directors, to Robert Van Maasdijk, a Director, for services valued at $249,500.

In May 2005 fifty thousand restricted shares of common stock were issued at $3.54 per share, the closing value on May 17, 2005, the effective date of his appointment to the Board of Directors, to Dr. Raad Alkadiri, a Director, for services valued at $177,000.

In December 2005 fifty thousand restricted shares of common stock were issued at $3.61 per share, the closing value on November 10, 2005, the effective date of his appointment to the Board of Directors, to Dr. Hannes Farnleitner, a Director, for services valued at $180,500.

In December 2005 fifty thousand restricted shares of common stock were issued at $6.40 per share, the closing value on December 8, 2005, the effective date of his appointment to the Board of Directors, to Christoph Henkel, a Director, for services valued at $320,000.

In 2005 the Company had a consulting agreement with Peter Gunnerman’s wholly owned company Global 6 LLC prior to him becoming the Company’s COO and President. Global 6 LLC was paid $50,000 in consulting fees and reimbursed $50,015 in travel related expenses.

The Company has a consulting agreement with Peak One Consulting, Inc., a company owned 100% by a Director, Richard Masica, which was paid $57,313 in fees for management and technical consulting and reimbursed $18,683 in travel related expenses in 2005.

Total related party expenses were $1,539,018 and $1,771,887 in 2005 and 2004 respectively. Total related party cash payments were $1,277,018 and $755,101 in 2005 and 2004 respectively. See Note 9 for related party notes payable and interest payments for 2005 and 2004.

15. Operating Lease

The Company leases office and warehouse space in Sparks, Nevada. In February 2004 the Company extended its lease term for one additional year through March 3, 2005 and in February of 2005, the lease was again extended for two years to February 28, 2007. The Chairman and CEO guaranteed the lease.

Following is a schedule of payments required under the rental lease agreement:

2006	$461,060
2007	76,843
After 2007	-0-
Total minimum lease payments	$537,903

The Company incurred $434,635 and $443,007 for rent expense in 2005 and 2004 respectively.

16. Quarterly Financial Information (Unaudited)

Summarized unaudited quarterly financial information for the years ended December 31, 2005 and 2004 are noted below (in thousands, except for per share amounts):

	2005
	Dec. 31, 2005	Sep. 30, 2005	Jun. 30, 2005	Mar. 31, 2005

Net revenues	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Net (loss)	$(2,906)	$(1,840)	$(2,357)	$(2,325)

Net (loss) per share - basic and diluted	$(0.05)	$(0.03)	$(0.04)	$(0.04)

	2004
	Dec. 31, 2004	Sep. 30, 2004	Jun. 30, 2004	Mar. 31, 2004

Net revenues	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Net loss	$(1,692)	$(915)	$(736)	$(803)

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)

17. New Accounting Pronouncements

In December 2004 the FASB issued FAS No. 123 (revised 2004, or “R”), “Share-Based Payment — a revision of FAS No. 123 Accounting for Stock-Based Compensation.” FAS No. 123 supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” FAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning January 1, 2006. There are currently no share-based payments to employees to account for, but as they arise the Company will report them at fair values based on share or option values available or a calculation using the Black-Scholes option valuation model.

In December 2004 the FASB issued FAS No. 153, an amendment to Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception from measuring exchanges at fair value for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Any such exchange will be measured at the fair values of the assets exchanged. The new standard will be effective for the Company beginning January 1, 2006. As such transactions arise, the Company will report them at fair values based upon the best evidence available.

In May 2005 the FASB issued FAS 154, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

18. Subsequent Events

Additional Investment Rights and Warrants for 7,837,433 shares were exercised in 2006 through March 15, generating $8,129,667.

On March 29, 2006, we completed a private placement to a small number of accredited investors for the sale of 4,000,000 units, each unit consisting of one share of the Company’s Common Stock and one Warrant to purchase a share of Common Stock. Each unit was sold at a price of $6.805 per share, resulting gross proceeds at closing of $27.2million. The Warrants are exercisable, in whole or in part, at a fixed price equal to $6.805 per share, and are exercisable for a period of 18 months following their issuance. The Company is required to file a Registration Statement with the SEC within 30 days following the closing covering the resale of the shares of Common Stock issued at closing and shares issuable upon exercise of Warrants. The Company is required to pay a late registration penalty of 1.5% per month, computed on the amount of the investment, if the registration is not declared effective by the SEC within 90 days of the closing.

In December 2005 one million shares were erroneously transferred to the Chairman and CEO. Subsequently, the transaction was reversed and the shares were cancelled. The transaction was accounted for as if it were completed prior to December 31, 2005.