Form 10KSB/A
period 2005-12-31
SULPHCO INC
filed 2006-04-28
CIK 1096560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
_____
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. The number of shares of Common Stock outstanding on April 26, 2006, was 72,403,410.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

EXPLANATORY NOTE

SulphCo, Inc. (the "Company") is filing this Form 10-KSB/A ("Amendment No. 1") to amend its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (the "Original Filing") filed on March 31, 2006 with the Securities and Exchange Commission ("SEC") in order to (i) refile in its entirety "Part I - Item 7. Financial Statements" to include restated audited financial statements for the years ended December 31, 2005, and December 31, 2004 and the reports thereon prepared by the Company’s independent auditors, and (ii) to refile in its entirety "Part III - Item 13. Exhibits” to reflect the updated certifications of our Chief Executive Officer and Principal Accounting Officer included with this Amendment No.1. This Amendment No. 1 does not amend any other items filed in the Original Filing. The Original Filing is hereby superseded and amended with respect to the information set forth in this Amendment. This Amendment No. 1 continues to speak as of March 31, 2006, the original filing date, and the Company has not updated the disclosure to reflect events that have occurred since the original filing date.

  Principal changes to the audited financial statements are as follows:

•	Footnote 1 to the financial statements “Organization and Significant Accounting Policies” is expanded to include sections for Stock Option Expenses to Non-Employees and Reclassifications.

•	The deferred tax asset and related valuation allowance at December 31, 2005 are decreased by $20,606 and footnote 6 to the financial statements “Income Taxes” is revised.

•	Footnote 12 to the financial statements “Stock Options” and footnote 17 “New Accounting Pronouncements” are enhanced.

•	Footnote 18 to the financial statements “Subsequent Events” is modified to correctly report the number of shares issued and proceeds received in the first quarter of 2006.

There has been no change to the previously reported net loss of $9,428,378, or $(0.17) per share, and $4,146,453 or $(0.08) per share for the years ended December 31, 2005 and 2004, respectively. There were no other changes from the financial statements filed with the Original Filing.

This Amendment No. 1 does not amend any other items filed in the Original Filing. The Original Filing is hereby superseded and amended with respect to the information set forth in this Amendment. This Amendment No. 1 continues to speak as of the March 31, 2006, the original filing date, and the Company has not updated the disclosure to reflect events that have occurred since the original filing date.

ITEM 7. FINANCIAL STATEMENTS

Our audited financial statements as of December 31, 2005, and December 31, 2004, are included at the end this report following the signature page.

ITEM 13. EXHIBITS

3.1*	Restated Articles of Incorporation, as filed on December 30, 2003, with the Nevada Secretary of State.

3.2 **	Amended and Restated Bylaws.

4.1+	Form of Additional Investment Rights initially issued on June 3, 2004.

4.2++	Form of Additional Investment Rights initially issued on June 15, 2004.

4.3+	Form of Warrant initially issued on June 3, 2004.

4.4++	Form of Warrant initially issued on June 15, 2004.

4.5#	Form of Warrant dated November 11, 2004, issued to Rubenstein Public Relations, Inc.

4.6***	Form of Warrant dated March 29, 2006.

10.1*	2003 Non-Officer Limited Stock Appreciation Rights Plan.

10.2+	Securities Purchase Agreement dated as of June 1, 2004, by and between SulphCo, Inc. and the Purchasers parties thereto.

10.3++	Securities Purchase Agreement dated as of June 14, 2004, by and between SulphCo, Inc. and the Purchasers parties thereto.

10.4#	Engagement Agreement dated July 1, 2004, by and between SulphCo, Inc. and RWG, Inc.

10.5#	Promissory Note dated December 30, 2003, from SulphCo, Inc. to Rudolf W. Gunnerman and Doris Gunnerman.

10.6#	Promissory Note dated December 30, 2003, from SulphCo, Inc. to Erika Herrmann.

10.7#	Letter dated April 28, 2004, from Rudolf W. Gunnerman to SulphCo, Inc.

10.8#	Promissory Note dated April 28, 2004, from SulphCo, Inc. to Rudolf W. Gunnerman.

10.9#	Finder’s Fee Agreement made as of May 11, 2004 between SulphCo, Inc. and Vantage Investments Group, Inc.

10.10#	Letter Agreement dated May 28, 2004 between SulphCo, Inc. and Olympus Securities, LLC.

10.11#	Engagement Agreement dated July 1, 2004, by and between SulphCo, Inc. and RWG, Inc.

10.12#	Consulting Agreement dated July 15, 2004, by and between SulphCo, Inc. and InteSec Group LLC.

10.13#	Collaboration Agreement dated August 6, 2004, by and between SulphCo, Inc. and ChevronTexaco Energy Technology Company.

10.14#	Contract for Establishment of a Limited Liability Company (SulphCo Oil Technologies Kuwait).

10.15#	Loan Extension Agreement, dated for reference the 12th day of December, 2004, between Rudolf W. Gunnerman and SulphCo, Inc.

10.16#	Loan Extension Agreement, dated for reference the 12th day of December, 2004, between Erika Herrmann and SulphCo, Inc.

10.17(1)	Separation Agreement and General Release dated as of December 28, 2004, by and between SulphCo, Inc. and Kirk S. Schumacher.

10.18(2)	Letter Agreement dated as of January 6, 2005, by and between SulphCo, Inc. and Alan L. Austin, Jr.

10.19(3)	Promissory Note from SulphCo, Inc. to Rudolf W. Gunnerman dated December 31, 2004.

10.20#	Letter Agreement dated February 4, 2005, by and between SulphCo, Inc. and ChevronTexaco Energy Technology Company.

10.21(4)	Agreement dated February 22, 2005, by and between SulphCo, Inc. and OIL-SC, Ltd.

10.22(5)	Letter Agreement dated April 27, 2005, by and between SulphCo, Inc. and ChevronTexaco Energy Technology Company.

10.23(6)	Employment Agreement dated as of June 1, 2005, by and between SulphCo, Inc. and Peter Gunnerman.

10.24(7)	Test Agreement by and between SulphCo, Inc. and Total France entered into on October 10, 2005.

10.25(8)	Employment agreement with Loren J. Kalmen dated November 10, 2005.

10.26(9)	Letter Agreement by and between SulphCo and OIL-SC and dated as of November 9, 2005.

10.27(10)	Memorandum of Association dated November 29, 2005, by and between SulphCo, Inc. and Trans Gulf Petroleum Co., a Government of Fujairah company.

10.28(11)	Employment Agreement, dated as of January 1, 2006, by and between SulphCo, Inc. and Michael Applegate.

10.29(12)	2nd Loan Extension and Modification Agreement by and between SulphCo, Inc. and Dr. Rudolf W. Gunnerman and Doris Gunnerman entered into on January 30, 2006.

10.30***	Securities Purchase Agreement dated as of March 29, 2006, by and between SulphCo, Inc. and the Purchasers parties thereto.

14*	Code of Ethics adopted by the Board of Directors on March 12, 2004.

16.1+++	Letter from Forbush and Associates to the SEC dated May 14, 2004.

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002.
________________

* Incorporated by reference from the registrant’s Annual Report on Form 10-KSB (SEC File No. 27599) as filed with the SEC on March 29, 2004.

** Incorporated by reference from the registrant’s Form 10-QSB for the quarter ended March 31, 2003 (SEC File No. 27599) as filed with the SEC on May 14, 2003.

*** Incorporated by reference from the registrant’s Annual Report on Form 10-KSB (SEC File No. 333-27599) as filed with the SEC on March 31, 2006.

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

SULPHCO, INC.

April 28, 2006	By:	/s/ Rudolf W. Gunnerman
Rudolf W. Gunnerman, Chairman of the Board and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rudolf W. Gunnerman	Chairman of the Board, Chief Executive	April 28, 2006
Rudolf W. Gunnerman	Officer, Director
(Principal Executive Officer)

/s/ Loren J. Kalmen	Chief Financial Officer	April 28, 2006
Loren J. Kalmen	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Richard L. Masica	Director	April 28, 2006
Richard L. Masica

/s/ Raad Alkadiri	Director	April 28, 2006
Raad Alkadiri

/s/ Hannes Farnleitner	Director	April 28, 2006
Hannes Farnleitner

/s/ Christoph Henkel	Director	April 28, 2006
Christoph Henkel

/s/ Michael T. Heffner	Director	April 28, 2006
Michael T. Heffner

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

The accompanying financial statements have been restated as follows; Footnote 1 to the financial statements "Organization and Significant Accounting Policies" is expanded to include sections for Stock Option Expenses to Non-Employees and Reclassifications. The deferred tax asset and related valuation allowance at December 31, 2005 are decreased by $20,606 and footnote 6 to the financial statements "Income Taxes" is revised. Footnote 12 to the financial statements "Stock Options" and footnote 17 "New Accounting Pronouncements" are enhanced. Footnote 18 to the financial statements "Subsequent Events" is modified to correctly report the number of shares issued and proceeds received in the first quarter of 2006.

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

/s/ MARC LUMER & CO.
San Francisco, California

March 30, 2006 except as to the restatement discussed above is as of  April 26, 2006

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

/s/ Mark Bailey & Company, Ltd.
Mark Bailey & Company, Ltd.
Reno, Nevada

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEET
December 31, 2005
December 31, 2005

Current Assets:
Cash and cash equivalents	$6,874,653
Prepaid expenses and other	137,577

Total current assets	7,012,230

Property and Equipment (net of accumulated depreciation of $828,140) (Notes 2&3)	397,416

Other Assets
Intangible assets (net of accumulated amortization of $17,422) (Note 4)	355,218
Investment in Joint Venture (Note 5)	139,550
Deposits	140,822
Deferred tax asset (net of valuation allowance of $7,116,368) (Note 6)	-

Total other assets	635,590

Total assets	$8,045,236

Current Liabilities
Accounts payable and accrued liabilities	$779,413
Refundable deposit (Note 7)	550,000
Accrued fees and interest (Note 8)	1,035,572
Related party note payable (Note 9)	500,000

Total current liabilities	2,864,985

Long Term Related Party Note Payable (Note 9)	7,000,000

Commitments and Contingencies (Note 10)	-

Total liabilities	9,864,985

Stockholders' Deficiency
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-
Common stock: 100,000,000 shares authorized ($0.001 par value)
60,536,795 shares issued and outstanding at December 31, 2005	60,537
Paid in capital	30,604,342
Stock subscriptions receivable (Note 13)	(744,500)
Deficit accumulated during the development stage	(31,740,128)

Total stockholders' deficiency	(1,819,749)

Total liabilities and stockholders' deficiency	$8,045,236

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

Equity method

The Investment in Fujairah Oil Technology LLC, on December 14, 2005 in which the Company owns a 50% interest, is carried at cost, and will be adjusted for the Company's 50% share of their undistributed earnings or losses once it begins operations. There was no activity in the entity for the years ended December 31, 2005

Previously, the Company stated that “The Company also owns 49% of a joint venture to market and deploy the Company’s technology in Kuwait which is unfunded.” The ownership certificate states that Rudolf Gunnerman is the 49% owner. The Company intends to take action to correct the error prior to the beginning of any activity there. There was no activity in the entity for the years ended December 31, 2005 and 2004. When activity begins the investment will be carried at cost and adjusted for the Company’s 49% share of undistributed earnings or losses.

Research and Development

The Company expenses research and development as incurred.

Stock Option Expenses to Non-Employees

The Company does not account for or disclose certain stock option expenses related to non-employees which are not material, and which would otherwise be required under FAS No. 123.

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

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operation or shareholders’ equity as previously reported.

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

6. Income Taxes

The deferred tax assets computed prior to the valuation allowances and the valuation allowances were overstated in earlier periods. The valuation allowance was always set equal to the deferred tax asset prior to such allowance, and the Company never reflected an income tax benefit. The adjustments of the overstatements do not, therefore, require any adjustments to assets, liabilities, equity, or income. Also, tax credit carryforwards were omitted from earlier period disclosures. In 2005 the Company made adjustments for years prior to 2004 to properly recognize net operating losses, the net effect of which was to reduce the deferred tax assets and the valuation allowance by $3,574,419.

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 are as follows:

Deferred tax assets relative to the following:
Net operating loss carryforwards	$6,765,788
Depreciable assets	122,012
Plant constructed for sale	186,622
Directors fees deferred	170,170
Accrued payroll tax	7,548
Total deferred tax assets prior to offsets	7,252,140

Offsets:
Deferred tax liabilities relative to the following:
Patent costs	(120,774)
Depreciable assets	(14,998)
Total deferred tax liabilities	(135,772)

Valuation allowance	(7,116,368)

Net deferred tax assets	$-

For the year ended December 31, 2005, the valuation allowance was increased by $3,106,598 due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company’s net loss of $9,428,370 in 2005 and an accumulated deficit of $31,740,128 at December 31, 2005.

The provision (benefit) for income taxes differs from the provision (benefit) amount computed by applying the statutory federal tax rate (34%) to the loss before taxes due to the following:

Computed expected benefit	$(3,205,646)
Nondeductible expenses:
Equipment expensed as research and development	276,686
Deferred director fees	170,170
Loss on impairment of asset	80,814
Research credit amount	34,768
Other	70,202
Tax related deductions not expensed on financial statements:
Patent costs	(68,004)
Depreciation	(31,691)
Increase in benefit from net operating loss	(2,672,701)

(Increase) decrease in other deferred tax assets	(458,424)
Increase (decrease) in deferred tax liabilities	24,527

Increase in valuation allowance	3,106,598

Provision (benefit) for income taxes	$-

As of December 31, 2005, the Company had a net operating loss carryforward for federal income tax purposes of $19,899,378. The Company also had a tax credit carryforward of $233,401 for incremental research expenses. Both the carryforwards for net operating loss and tax credit will begin to expire in 2019.

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

The annual payment obligations related to these notes based on the current 2006 interest rates, assuming no early retirements of principal, are as follows:

	Principal	Interest	Total
2006:
Principal due	$500,000		$500,000
Interest due:
On $500,000 note		$40,000	$40,000
On $7 million note	__	$341,950	$341,950
Totals	$500,000	$381,950	$881,950

2007:
Principal due	$7,000,000		$7,000,000
Interest due	__	$341,950	$341,950
Totals	$7,000,000	$341,950	$7,341,950

Thereafter	None	None	None

Totals	$7,500,000	$723,900	$8,223,900

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

12. Stock Options

The Company has adopted the disclosure provision for stock-based compensation of FAS No. 123, “Accounting for Stock-Based Compensation,” and FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” but continues to account for such items using the intrinsic value method as outlined under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, if the exercise price of the Company’s employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant, no compensation expense is recognized.

For purposes of pro forma disclosures, the estimated fair value of the employee options is amortized to expense over the vesting period of the options. Because the only employee who held options at the end of both years 2004 and 2005 was Kirk Schumacher whose employment had terminated before the end of 2004, there was no amortization in 2004 and 2005. The options exercised for employee compensation during the year ended December 31, 2004 were included in the net loss for 2004.

The estimated fair value of the options issued at termination of employment of Mr. Schumacher were $567,000, based on the Black-Scholes option valuation model using a volatility of 172%, an interest rate of 3.5%, and assuming no discount for restricted shares. The intrinsic value used for recording those options was $555,000. The pro forma amounts for 2004 are as follows:

2004
Net loss - as reported	$(4,146,453)

Net loss - pro forma	$(4,158,453)

Loss per share - as reported	$(0.08)

Loss per share - pro forma	$(0.08)

The Company does not account for or disclose certain option expenses related to non-employees which are not material, and which would otherwise be required under FAS no. 123.

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

Dr. Rudolf Gunnerman personally granted to Mr. Kirk Schumacher, upon his termination December 28, 2004, an option to acquire 100,000 shares of the Company’s Common Stock owned by Dr. Gunnerman at an exercise price of $0.55. That option for 100,000 shares remained unexercised at December 31, 2005, but was exercised in February 2006 prior to expiration. As Dr. Gunnerman is the Chairman, CEO, and controlling shareholder of the Company, the Company recognized an expense in 2004 of $555,000, the difference between the exercise price of the option and the market price on the date of grant, on December 28, 2004.

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

In May 2005 the FASB issued FAS 154, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not currently foresee any adjustments to prior years or quarters.

18. Subsequent Events

Additional Investment Rights and Warrants for 7,866,615 shares were exercised in 2006 through March 31, 2006, generating $8,169,928.

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