Form 10-Q
period 2006-03-31
SULPHCO INC
filed 2006-05-15
CIK 1096560

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended................................................. March 31, 2006

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from..........................to.............................
Commission file number 001-32636

SULPHCO, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0224817 (I.R.S. Employer Identification Number)

850 Spice Islands Drive, Sparks, NV (Address of principal executive offices)	89431 (Zip Code)

(775) 829-1310
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No __

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, or a non-accelerated filer. See definition of “accredited filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer __   Accelerated Filer ☒   Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 10, 2006
Common Stock, par value $.001	72,470,910 shares

PART I.

Item 1. Financial Statements
SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEETS
March 31, 2006 and December 31, 2005
(unaudited)

	March 31, 2006	December 31, 2005
Current Assets:
Cash and cash equivalents	$35,193,006	$6,874,653
Loan and accrued interest receivable	100,547	-
Prepaid expenses and other	96,572	137,577

Total current assets	35,390,125	7,012,230

Property and Equipment (net of accumulated depreciation of $885,786)	5,035,583	397,416

Other Assets
Intangible assets (net of accumulated amortization of $23,088)	437,626	355,218
Investment in Joint Venture	938,774	139,550
Deposits	48,672	140,822
Deferred tax asset (net of valuation allowance of $8,269,435)	-	-

Total other assets	1,425,072	635,590

Total assets	$41,850,780	$8,045,236

Current Liabilities
Accounts payable and accrued liabilities	$1,570,077	$779,413
Refundable deposit	550,000	550,000
Accrued fees and interest	1,231,595	1,035,572
Related party note payable	500,000	500,000

Total current liabilities	3,851,672	2,864,985

Long Term Related Party Note Payable	7,000,000	7,000,000

Commitments and Contingencies	-	-

Total liabilities	10,851,672	9,864,985

Stockholders' Equity (Deficiency)
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 100,000,000 shares authorized ($0.001 par value)
72,470,910 shares issued and outstanding at March 31, 2006	72,471	60,537
Paid in capital	67,473,286	30,604,342
Stock subscriptions receivable	(744,500)	(744,500)
Deficit accumulated during the development stage	(35,802,149)	(31,740,128)

Total stockholders' equity (deficiency)	30,999,108	(1,819,749)

Total liabilities and stockholders' equity (deficiency)	$41,850,780	$8,045,236

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS
For the Three Months ended March 31, 2006 and 2005 and from Inception
(unaudited)

	Three Months Ended March 31		Inception
	2006	2005	to date

Revenue
Sales	$-	$-	$42,967

Expenses
Selling, general, and administrative expenses	(3,770,144)	(1,478,634)	(30,661,257)
Research and development expenses	(219,771)	(141,515)	(3,402,580)
Loss on disposal of asset	-	-	(221,711)
Loss on impairment of asset	-	(233,900)	(233,900)

Total operating expenses	(3,989,915)	(1,854,049)	(34,519,448)

Loss from operations	(3,989,915)	(1,854,049)	(34,476,481)

Other income (expense)
Interest income	53,092	39,377	303,691
Interest expense	(125,199)	(70,750)	(869,119)
Late registration fees	-	(438,000)	(760,240)

Loss before taxes	(4,062,022)	(2,323,422)	(35,802,149)

Income tax benefit (provision)	-	-	-

Net loss	$(4,062,022)	$(2,323,422)	$(35,802,149)

Loss per share - basic and diluted	$(0.06)	$(0.04)	$(0.92)

Weighted average shares - basic and diluted	65,354,653	56,529,385	38,934,386

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
For the Three Months ended March 31, 2006 and 2005 and from Inception
(unaudited)

	Three Months Ended
	March 31		Inception
	2006	2005	to date
Cash Flows From Operating Activities
Net loss	$(4,062,022)	$(2,323,422)	$(35,802,149)
Adjustments to reconcile net loss to cash used
in operating activities:

Depreciation & amortization	63,312	44,519	948,678
Stock issued for services	1,084,050	509,675	8,453,567
Stock issued for interest expense	-	-	296,000
Contribution from stockholder	-	-	555,000
Loss from joint venture	776	-	776
Loss on disposal of subsidiary	-	-	221,711
Loss on impairment of asset	-	233,900	233,900
(Increase) decrease in receivables	(547)	317,800	(547)
(Increase) decrease in prepaid expenses	41,005	11,683	(96,572)
Increase (decrease) in accounts payable
and accrued liabilities	790,665	(354,620)	1,570,078
Increase in refundable deposit	-	300,000	550,000
Increase in accrued fees and interest	115,199	438,000	936,184

Net cash used in operating activities	(1,967,562)	(822,465)	(22,133,374)

Cash Flows From Investing Activities
Advances for loan receivable	(100,000)	-	(100,000)
Purchase of property and equipment	(20,648)	(133,565)	(1,141,736)
Investment in construction-in-progress	(4,087,440)		(4,087,440)
Investments in joint ventures and subsidiaries	(800,000)	-	(1,161,261)
Payment of deposits	(7,850)	-	(148,672)
Investments in intangible assets	(88,074)	(88,522)	(476,556)

Net cash used in investing activities	(5,104,012)	(222,087)	(7,115,665)

Cash Flows from Financing Activities
Proceeds from issuance of stock	35,389,927	-	51,151,685
Proceeds from stock subscriptions	-	-	4,240,887
Proceeds from issuance of related party notes payable	-	-	11,000,000
Proceeds from issuance of line of credit	-	-	750,000
Return on capital	-	-	(118,427)
Principal payments on related party notes payable	-	-	(750,000)
Decrease in related party receivable	-	-	1,359,185
Payments on contract payable	-	-	(250,000)
Principal payments on line of credit	-	-	(750,000)
Principal payments on advance from related party	-	-	(2,191,285)

Net cash provided by financing activities	35,389,927	-	64,442,045

Net increase (decrease) in cash and cash equivalents	28,318,353	(1,044,552)	35,193,006

Cash and cash equivalents at beginning of period	6,874,653	9,872,839	-

Cash and cash equivalents at end of period	$35,193,006	$8,828,287	$35,193,006

Supplemental Information and non cash transactions

Total interest payments included in operations	$135,199	$70,750

The Company paid no income taxes during the three months ended March 31, 2006 and 2005.

Noncash investing and financing activity:
The Company incurred fees payable of $411,039 in issuing securities.
The Company issued stock in exchange for a payable of $330,215 .
The Company issued stock and options for a construction-in-progress of $487,725.

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2006 (unaudited)

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

Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles for audited financial statements have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as recent accounting pronouncements. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company’s most recent annual report on Form 10-KSB.

2.	Loan and Receivable and Accrued Interest

On February 16, 2006 the Company committed to a loan agreement with SulphCo KorAsia (formerly known as OIL-SC, Ltd.) of South Korea. The agreement called for advances of up to $150,000. $100,000 was advanced through March 31, 2006. Interest accrues at Prime rate plus 1%. Repayment is contingent upon SulphCo KorAsia having revenue streams. Although SulphCo KorAsia has never had material revenue streams, the Company believes that the full amounts of principal and interest will be collected and that no allowance for doubtful collection is necessary.

3.	Prepaid Expenses and Other

Prepaid expenses and other include $85,971 in prepaid insurance which is amortized over the duration of the policies, a $10,000 retainer for a consulting agreement, and an account receivable of $601. The insurance policies expire in 2006 and the consulting agreement expires in October of 2006.

4.	Property and Equipment

Property and equipment includes construction-in-progress totaling $4,675,165 for equipment to be utilized in Fujairah (see Note 5).

The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation:

	March 31, 2006	December 31, 2005
Equipment	$913,306	$911,438
Computers	193,972	176,226
Office furniture	55,551	54,517
Leasehold improvements	83,375	83,375
Construction-in-progress	4,675,165
	5,921,369	1,225,556
Less: Accumulated depreciation	(885,786)	(828,140)
Total	$5,035,583	$397,416

Depreciation expense was $57,646 for the three months ended March 31, 2006 and $41,921 for the three months ended March 31, 2005.

5.	Investment in Joint Venture

In November 2005 the Company and Trans Gulf Petroleum Co., a Government of Fujairah company, formed Fujairah Oil Technology LLC (“LLC”), a United Arab Emirates limited liability company, to implement the Company’s Sonocracking™ desulfurization technology. The LLC is 50% owned by Trans Gulf Petroleum and 50% owned by SulphCo, Inc. Fujairah is one of the seven Emirates of the United Arab Emirates.

The formation agreement called for each shareholder to contribute 500,000 Dirhams for a 50% ownership in the LLC. On December 14, 2005, the Company wired to the LLC its 500,000 Dirhams, which equaled $139,550. The 50% contribution by Trans Gulf Petroleum was received by the LLC in January, 2006.

The LLC’s operations began in 2006. In the three months ended March 31, 2006 its only financial activities were making deposits totaling 151,496 Dirhams, equivalent to approximately US $41,000, for acquiring office space and equipment, and the commencement of the lease on March 15, 2006. There was a loss of which 50% has been reflected by the Company.

The Company entered into an agreement to construct a building for $1,600,000 for the LLC operations. It is anticipated that the cost of the building will be borne by the LLC. The Company paid $800,000 to the construction company. This amount has been included in the Investment in the LLC. Subsequently the building plans were expanded which will require an additional $600,000 for construction. The Company expects that the LLC will reimburse it for half of these costs. However, there is presently no formal commitment to do so. There is no agreement or understanding for the Company to retain title to the building. The building site is land owned by the Government of Fujairah.

Equipment being constructed by the Company for use in Fujairah will be owned by the Company, and the Company anticipates that it will lease the equipment to the LLC.

The Company’s 50% share of distributions made by the joint venture will also be subject to other costs and expenses incurred directly by the Company from time to time, including commissions payable directly by the Company to third parties, presently estimated at up to 20% of the Company’s net joint venture profits.

6.	Deposits

The Company had the following deposits as of March 31, 2006: $36,822 on the lease of facilities in Nevada, and $11,850 for architectural design of future office space in Nevada.

7.	Notes Payable

The Company’s notes payable consist of the following as of March 31, 2006:

The Company had outstanding a short-term note payable due to the Chairman and CEO Dr. Rudolf Gunnerman in the amount of $500,000. The note carries an annual interest rate of 8%, payable quarterly, and matures on the earlier of December 30, 2006, or upon the demand of Dr. Gunnerman. Interest of $10,000 has been paid for the three months ended March 31, 2006.

On December 31, 2004, under the Board’s approval, the Company borrowed $7,000,000 in the form of a long-term note from the Chairman and CEO. Interest on the note is adjusted quarterly based on a London Inter-Bank Offering Rate (“LIBOR”) plus 0.5% per annum, with payments due on December 31 of 2005, and 2006, and the remaining accrued interest and principal due on December 31, 2007 when the note matures. As of March 31, 2006, interest payable of $85,488 has been accrued on this note at the adjusted rate for the quarter of 4.885%. Beginning April 1, 2006 the rate was adjusted to 5.32563%.

8.	Capital Stock

Other than the related party transactions disclosed in Note 12 and the compensation transactions disclosed in Note 10, the Company had the following transactions related to its common stock during the three months ended March 31, 2006:

Additional Investment Rights and Warrants for 7,866,615 shares were exercised in 2006 through March 31, generating $8,531,858. These rights and warrants relate to a June 2004 private placement.

On March 29, 2006, the Company completed a private placement to a small number of accredited investors for the sale of 4,000,000 units, each unit consisting of one share of the Company’s Common Stock and one Warrant to purchase a share of Common Stock. Each unit was sold at a price of $6.805 per share, resulting in gross proceeds at closing of $27.2million. The Warrants are exercisable, in whole or in part, at a fixed price equal to $6.805 per share, and are exercisable for a period of 18 months following their issuance. The Company filed a Registration Statement with the SEC following the closing covering the resale of the shares of Common Stock issued at closing and shares issuable upon exercise of Warrants. The Company is required to pay a late registration penalty of 1.5% per month from June 27, 2006, computed on the amount of the investment, if the registration is not declared effective by the SEC by June 27, 2006.

A fee of $100,000 was paid to an unrelated third party in consideration of introducing an investor to the Company relative to the March 29, 2006 placement. This amount was reflected as a reduction of the proceeds and a payable at March 31, 2006. It was paid in April.

The Company is obligated to pay $760,240 in late registration fees due to the registration statement related to a private placement in June of 2004 not having become effective on time, as per the agreement with the investors. The agreement requires the Company to pay late registration fees to the selling security holders at the rate of 2% per month of the invested amount if the registration covering the placement shares is not declared effective by the SEC within 90 days of the date of the investment. As of March 31, 2006, the full amount of fees has been accrued plus $90,457 of accrued interest at 18% per annum on the balance of unpaid fees since the registration date. The registration statement was declared effective by the SEC on June 27, 2005.

9.	Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options and unvested shares of restricted stock. Options to purchase 6,135,390 and 10,083,106 shares of common stock were not included in the March 31, 2006 and 2005 computations of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

10.	Stock Plans and Share-Based Compensation

The Company records compensation in the form of grants of common stock and options for common stock at fair value in accordance with the Statement of Financial Accounting Standards No. 123 R.

Effective January 1, 2006 in consideration of Michael Applegate’s agreement to join the Company as Chief Operating Officer, he was granted 50,000 shares of the Company’s common stock valued at $636,000 or $12.72 per share, the closing value on January 3, 2006, the first trading day after the effective date of the contract. This grant vested at the end of the 90 day period beginning January 1, 2006, thus is an expense for the first quarter of 2006.

In February 2006 the Company granted to Michael Heffner 50,000 restricted shares of common stock at $8.80 per share, the closing value on February 6, 2005, the effective date of his appointment to the Board of Directors, for services valued at $440,000.

Effective February 1, 2006, the Company entered into a consulting agreement with Thomas J. Nardi to provide engineering-construction consulting services on a month-to-month basis.  The consulting agreement provides that for each month the consulting agreement is in effect, Mr. Nardi will receive options to purchase 1,000 shares of our common stock, exercisable within one year, at an exercise price of $7.00 per share. During the quarter ended March 31, 2006, Mr. Nardi earned options to purchase 2,000 shares at $7.00 per share under this agreement. The fair value of these options totaled $8,050 based on the Black-Scholes valuation model using the assumptions described below.

On March 29, 2006 the Company entered into a contract with Mustang International, L.P. (“Mustang”) for program management, engineering, procurement, construction management, and other services to be performed. Initially it will oversee engineering and construction for the project in Fujairah, United Arab Emirates. Its fee for these services includes stock grants and options. The Company has agreed to issue to Mustang for the Fujairah project (i) 17,500 of its shares of common stock, with a provision for reimbursement to the Company by Mustang of the value of the grant if the contract is terminated by Mustang, and (ii) options to acquire 52,500 shares of common stock at $6.00 per share, exercisable by April 1, 2010. The value of these services is included in plant and equipment as construction-in-progress. The 17,500 shares are valued at the $7.44 closing price on March 29, 2006, or $130,200. The options were valued at $357,525 based on the Black-Scholes valuation model using the assumptions described below.

The following table describes the assumptions used in the Black-Scholes calculations:

	Nardi	Nardi	Mustang
Date of option	2/28/2006	3/31/2006	3/29/2006
Term	One year	One year	Until 4/1/2010
Expected volatility (based upon calculated historical volatility of stock over the same term)	131%	129%	162%
Expected dividends	None	None	None
Risk-free interest rate	5%	5%	5%
Discount for post-vesting restrictions	None	None	None

11.	Commitments and Contingencies

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist mainly of cash equivalents. The Company maintains amounts in two U.S. accounts, a checking account and a money market account, on deposit with one financial institution which exceed federally insured limits by approximately $34.9 million at March 31, 2006, and an account in Saudi Arabia. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

At March 31, 2006 the Company has a $550,000 refundable deposit in connection with an agreement with SulphCo KorAsia (formerly OIL-SC, Ltd) for a pilot plant in South Korea. Until SulphCo KorAsia accepts in writing the results of the pilot plant, the $550,000 is refundable at their option. The Company has agreed to receive the remaining payment of $450,000 within seven days after the first commercial license agreement for the Sonocracking™ technology between the Company and a Korean refining company, provided that SulphCo KorAsia uses the funds for continued marketing activities regarding the Sonocracking technology in Korea.

The Company has committed to spend approximately $25.5 million for the production of equipment and building for the Fujairah project. Through March 31, 2006 $5.5 million has been expended. The Company expects the processors will be operational prior to December 31, 2006, and has included their costs in property and equipment construction-in-progress. The building costs are included in the investment in Fujairah Oil Technology LLC as explained in Note 5.

There are various claims and lawsuits pending against the Company arising in the normal course of the Company’s business. Although the amount of liability at March 31, 2006, cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company’s financial position. We have and will continue to devote significant resources to our defense, as necessary.

12.	Related Party Transactions

The CEO was paid $90,000 during the quarter, under a consulting agreement. The current agreement is set to terminate on July 1, 2006.

See Note 10 for share-based payments to Michael Applegate, an officer, and Michael Heffner, a director.

Dr. Rudolf Gunnerman personally granted to Mr. Kirk Schumacher, upon his termination December 28, 2004, an option to acquire 100,000 shares of the Company’s Common Stock owned by Dr. Gunnerman at an exercise price of $0.55 per share. Those 100,000 options were exercised in February 2006. As Dr. Gunnerman is the Chairman, CEO, and controlling shareholder of the Company, the Company recognized an expense in 2004 of $555,000, the difference between the exercise price of the option and the market price on the date of grant, on December 28, 2004. Mr. Schumacher takes the position that the options received in 2004 were not for compensation for tax purposes.  The Company is maintaining an accrued liability for payroll taxes until it is reasonably certain of its position.

In March 2006, an interest payment of $10,000 was made to the Chairman and CEO in connection with an outstanding note payable.

The Company has a consulting agreement with Peak One Consulting, Inc., a company owned 100% by a Director Richard Masica, which was paid $29,311 in fees for management and technical consulting and reimbursed $2,784 in travel related expenses in the first quarter of 2006.

The Company has a consulting arrangement with a Director Michael Heffner who was reimbursed $5,216 in travel related expenses, and technical consulting fees of $30,000 were accrued for his services in the first quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	implementing our business strategy;
•	development, commercialization and marketing of our products;
•	our intellectual property;
•	our estimates of future revenue and profitability;
•	our estimates or expectations of continued losses;
•	our expectations regarding future expenses, including research and development, sales and marketing, manufacturing and general and administrative expenses;
•	difficulty or inability to raise additional financing, if needed, on terms acceptable to us;
•	our estimates regarding our capital requirements and our needs for additional financing;
•	attracting and retaining customers and employees;
•	sources of revenue and anticipated revenue; and
•	competition in our market.

These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of business risks that could cause our results to vary appears under “Risk Factors” and elsewhere in this report.

Results of Operations

As a development stage company, we have not generated any material revenues since we commenced our current line of business in 1999. We anticipate generating material revenue on a sustained basis beginning in fiscal 2006 when we have successfully commercialized our Sonocracking™ technology. When we emerge from the development stage, our reporting will change to reflect costs of sales against revenues. As revenue increases and prior tax losses are offset, the deferred tax estimate will require revision.

In 2005 we received $550,000 from SulphCo KorAsia (formerly known as OIL-SC, Ltd.), pursuant to our Equipment Sale and Marketing Agreement. As this amount is fully refundable if the pilot plant does not meet the agreed specifications, no portion of the purchase price has been or will be recorded as revenue in our financial statements until the pilot plant meets all agreed specifications. We do not have an equity interest in SulphCo KorAsia.

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Research and Development Expenses

For the three months ended March 31, 2006, we incurred approximately $220,000, related to research and development of our Sonocracking™ technology. This compares to approximately $142,000 for the three months ended March 31, 2005. This increase reflects our ongoing efforts to transition from research and development activities into commercial production.

For the three months ended March 31, 2006, approximately $98,000 represents amounts paid to our engineers as wages and related benefits and for design and testing of our Sonocracker™ units. Approximately $63,000 was paid for the procurement of control panels, probes, centrifuges, and generators related to the 2,000 bbl/day unit shipped to SulphCo KorAsia and the 5,000 and 15,000 bbl/day units currently located at our Sparks, Nevada facility. The remainder of our research and development costs relate to recurring monthly expenses related to the maintenance of our warehouse facilities.

We expect our research and development expenses to continue at their current level until we successfully transition into generating sustained revenue. Thereafter, research and development will continue as needed to enhance our technology.

Selling, General and Administrative Expenses

For the three months ended March 31, 2006, we incurred approximately $3,770,000 in selling, general and administrative expenses. This compares to approximately $1,479,000 for the same period last year.

Legal fees were approximately $1,150,000 for the three months ended March 31, 2006, reflecting an increase of approximately $1,055,000. This increase was primarily due to litigation fees relating to the discovery phase of lawsuits against us. We expect to continue to incur significant litigation fees relating to these lawsuits through at least the second quarter of 2006.

Consulting fees, payroll and related expenses were approximately $1.417 million for the three months ended March 31, 2006, reflecting an increase of approximately $751,000. Salaries in these periods include the grant of 50,000 shares in each such quarter to new officers, $636,000 in 2006 and $204,000 in 2005. The increase in the amounts recorded for these grants including the related payroll taxes was approximately $433,000, which was due to the increase in the value of our stock. Otherwise our consulting fees, payroll and related expenses increased 70% which reflects the increased number and quality of our work force.

Travel and travel related expenses were approximately $280,000 for the three months ended March 31, 2006, reflecting an increase of approximately $174,000. This increase was due to meetings of the Board of Directors, meetings with the European manufacturers of our equipment, and meetings with our joint venture partner in Fujairah, United Arab Emirates.

Director fees were approximately $440,000 for the three months ended March 31, 2006, reflecting an increase of approximately $166,000, from the first quarter of 2005. Director fees in each of these periods represents the issuance of 50,000 shares in each such quarter to new directors. Therefore, the increase in the amount recorded for these fees was due to the increase in the value of our stock.

The remainder of the amounts incurred relate to normal recurring operating expenses such as lease expense, utilities, marketing, and investor relations.

Interest Expense

Interest expense was approximately $125,000 for the three months ended March 31, 2006, reflecting an increase of approximately $54,000, or 43% from the first quarter of 2005. Of the increase, approximately $30,000 is due to the interest on the late registration (see “Late Registration” below). In addition, the interest on our $7 million note payable to Dr. Rudolf Gunnerman increased in the first quarter of 2006 as it is indexed to a LIBOR rate which has increased.

Late Registration

In accordance with the terms of our 2004 private placement, we accrued late fees of approximately $438,000, during the first quarter of 2005, due to a delay in the effective date of our registration statement filed with the SEC. Our registration statement was declared effective by the SEC in June 2005. Accordingly, we have not accrued any amounts for the first quarter of 2006 other than interest of approximately $30,000 which accrues on the unpaid amount at the rate of 18% per annum. However, as of the date of this report no formal demands have been made by investors to pay these fees.

Depreciation and Amortization

For the three months ended March 31, 2006, we expended approximately $109,000 equipment and to maintain exclusivity for the sale and/or licensing of our Sonocracking™ technology in the United States and abroad. Our depreciation and amortization expense related to these additions, and to our previously capitalized equipment and rights, for the three months ended March 31, 2006 was approximately $63,000, reflecting an increase over the first quarter of 2005 of approximately $19,000 or 43%. We expect to continue our pursuit of exclusive distribution and licensing of our technology and purchasing equipment for the manufacture and upgrading of our Sonocracking technology.

Loss on Impairment of Asset

In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long Lived Assets we determined in the first quarter of 2005 that a previously capitalized prototype no longer reflected the value of our commercially viable technology, resulting in an impairment loss of approximately $234,000. There was no comparable item in the first quarter of 2006.

Net Loss

We incurred a net loss of approximately $4.06 million for the three month period ending March 31, 2006, compared to approximately $2.32 million for the comparable three-month period in 2005. The increase in net loss in the 2006 period primarily reflects an increase in selling, general, and administrative expense in the first quarter of 2006, and the absence in this period of loss on impairment of asset and late registration fees.

Liquidity and Capital Resources

As of March 31, 2006, we had approximately $35 million in available cash reserves, which includes $27 million received from the March 2006 private placement described below under “Recent Financing Activities.” Also included in this amount is approximately $8 million received in the first quarter of 2006 from the exercise of warrants and investment rights sold to investors in our 2004 private placement.

In December 2005 we formed Fujairah Oil Technology, a 50/50 joint venture with the Government of Fujairah, one of the United Arab Emirates. Under the terms of the joint venture SulphCo is responsible for contributing its Sonocracking unit, and operation and maintenance of the Fujairah facility is the responsibility of the joint venture. Our present timetable calls for commercial operation to begin in the third quarter of 2006. Until Fujairah Oil Technology generates revenues, operating expenses of the Fujairah Sonocracking facility, estimated initially at $800,000 per month, are expected to be funded from capital contributions of the partners. We expect that following the successful rollout of the 210,000 bbl/day facility, funding of direct expenditures by SulphCo for equipment will be available from joint venture cash distributions.

During the first quarter of 2006 we incurred approximately $5.5 million of expenditures relating to the startup of the Fujairah facility, including $4.7 million related to the construction of Sonocracking equipment and $800,000 relating to building and infrastructure, and we expect to incur an additional $20 million in 2006 in connection with the fabrication and installation of our Sonocracking equipment and completion of the infrastructure associated with the 210,000 bb/day facility.

Due to the inherent complexities involved in the installation of a facility of this magnitude, and because the Fujairah facility will be the first commercial installation of its kind utilizing our Sonocracking technology, there may be delays in our current timetable, which will in turn affect the timing and availability of revenues. In addition, future costs and expenses are estimates, and therefore our costs may vary significantly from current estimates.

In addition to activities related to the Fujairah joint venture, we intend to continue to incur additional expenditures during the next 12 months for development and manufacture of Sonocracker units. Additional funding requirements during the next 12 months may arise upon the placement of an order by a future customer for Sonocracker units or other development or commercial activities.

Recent Financing Activities

On March 29, 2006, we completed a private placement to a small number of accredited investors for the sale of 4,000,000 units, each unit consisting of one share of the Company’s Common Stock and one Warrant to purchase a share of Common Stock. Each unit was sold at a price of $6.805 per share, resulting in gross proceeds at closing of $27.2million. The Warrants are exercisable, in whole or in part, at a fixed price equal to $6.805 per share, and are exercisable for a period of 18 months following their issuance. Up to an additional $27.2 million may be generated upon exercise of warrants by these investors. We filed a registration statement with the SEC registering the resale of common stock acquired by these investors.

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

We anticipate that our existing capital resources will be sufficient to fund our cash requirements through at least the next 12 months from cash presently on hand, based upon our expected levels of expenditures and anticipated needs during this period. The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the development and commercialization of our technologies, including the successful implementation of our venture with Fujairah Oil Technology and other third parties, and the timing of future customer orders.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to a number of material weaknesses our disclosure controls and procedures may not have been effective as of the end of the period covered by this Report.

In order to correct these material weaknesses in the effectiveness of its disclosure controls and procedures, our management, in consultation with the Audit Committee, is in the process of reviewing policies and procedures in place with a view towards supplementing existing procedures and adopting new procedures. Our management and Audit Committee have discussed the matters disclosed in this Item 4 with our independent registered public accounting firm.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 1A. Risk Factors

We are a development stage company with a limited operating history, which makes it more difficult to predict whether we will be able to successfully commercialize our technology and implement our business plan.

We are a development stage company with a limited operating history, and our principal technologies and products are still under development. Accordingly, there is a limited operating history upon which to base an assumption that we will be able to successfully implement our business plan.

Our technologies are not fully developed, are commercially untested, and therefore the successful development and commercialization of our technologies remain subject to significant uncertainty.

Our activities to date have involved the research and development of our crude oil desulfurization and upgrading technologies. We have not yet generated any material revenues since commencing these activities in January 1999. Commercial application of our technologies will require further investment, development and testing. We may be unable to complete development and commercialization of our technologies on a timely basis, or at all.

Development and commercialization of a new technology, such as our Sonocracking™ process, is inherently subject to significant risks. Accordingly, we cannot assure you that our technology will perform in a commercial scale setting as indicated in initial laboratory or small scale testing or that we will be able to successfully develop and commercialize our technology. Introducing and enhancing a new technology involves numerous technical challenges, substantial financial and personnel resources, and often takes many months or years to complete. We cannot be certain that we will be successful at commercializing our technology on a timely basis, or in accordance with milestones, if at all. In addition, we cannot be certain that, once our processing unit is made operational in a commercial setting, the unit will perform as expected. Our technology is complex and, despite further vigorous testing and quality control procedures, may contain undetected errors. Any inability to timely deliver a commercially viable unit could have a negative effect on our business, revenues, financial condition and results of operations.

We have a history of operating losses and have not generated material revenues to date, and we are unable to predict when or if we will generate material revenues on a sustained basis or achieve profitability.

We have not generated any material revenues, and we have experienced significant operating losses in each period since we commenced our current line of business in January 1999. As of December 31, 2005, we had an accumulated deficit of approximately $31.7 million, including approximately $7.2 million of stock-based compensation expense. These losses are principally associated with the research and development of our Sonocracking™ units for desulfurization and upgrading crude oil and other petroleum products, research and development of ultrasound technologies, development of pre-production prototypes and related marketing activity, and we expect to continue to incur expenses in the future for development, commercialization and sales and marketing activities related to the commercialization of our technology. We cannot predict when or to what extent our technology or resulting products will begin to produce revenues on a sustained basis, or whether we will ever reach profitability. If we are unable to achieve significant levels of revenue on a sustained basis, our losses will likely continue indefinitely. If this occurs, the market price of our common stock and our viability as a going concern could suffer, requiring us to significantly curtail our business activities or suspend or cease our operations.

We may not have sufficient working capital in the future, and we may be unable to obtain additional capital, which could result in the curtailment, suspension or cessation of our business activity. If we obtain additional financing, you may suffer significant dilution.

In the past we have financed our research and development activities primarily through debt and equity financings from our principal shareholder, Rudolf W. Gunnerman, and equity financings from third parties. Although we anticipate that our existing capital resources will be sufficient to fund our cash requirements for the next 12 months based upon current levels of expenditures and anticipated needs, we expect that additional working capital will be required in the future.

The extent and timing of our future capital requirements will depend upon several factors, including:

•	Continued progress in the development of our technologies;

•	Rate of progress and timing of product commercialization activities and arrangements, including the implementation of our venture with Fujairah Oil Technology;

•	The timing of future customer orders; and

•	Our ability to establish and maintain collaborative arrangements with others for product development, commercialization, marketing, sales and manufacturing.

Accordingly, our capital requirements may vary materially from those currently planned, and we may require additional financing sooner than anticipated.

Sources of additional capital, other than from future revenues (for which we presently have no commitments) include proceeds from the exercise of warrants issued to the investors in the June 2004 and March 2006 placements, funding through collaborative arrangements, licensing arrangements and debt and equity financings. We do not know whether additional financing will be available on commercially acceptable terms when needed. If we cannot raise funds on acceptable terms, we may not be able to successfully commercialize our technology, take advantage of future opportunities or respond to unanticipated requirements. If we are unable to secure such additional financing, we will have to curtail, suspend or cease all or a portion of our business activities. Further, if we issue equity securities, our shareholders may experience severe dilution of their ownership percentage, and the new equity securities may have rights, preferences or privileges senior to those of our common stock.

Commercial activities by us in foreign countries could subject us to political and economic risks which could impair future potential sources of revenue or impose significant costs.

We are currently engaged in activities outside the U.S., including the United Arab Emirates and South Korea, and we expect to continue to do so in the future, either directly, or through partners, licensees or other third parties, in connection with the commercialization of our technologies. The transaction of business by us in a foreign country, either directly or through partners, licensees or other third parties, may subject us, either directly or indirectly, to a number of risks, depending upon the particular country. These risks may include, with respect to a particular foreign country:

•	Government activities that may result in the curtailment of contract rights;
•	Government activities that may restrict payments or limit the movement of funds outside the country;
•	Confiscation or nationalization of assets;
•	Confiscatory or other adverse foreign taxation regulations;
•	Acts of terrorism or other armed conflicts and civil unrest;
•	Currency fluctuations, devaluations and conversion restrictions; and
•	Trade restrictions or embargoes imposed by the U.S. or a foreign country.

Many of these risks may be particularly significant in some oil producing regions, such as the Middle East and South America.

We may have difficulty managing our growth.

We expect to experience significant growth if we are successful in our efforts to rollout our Sonocracking units in Fujairah, United Arab Emirates, or if we receive additional orders for our Sonocracking units. This growth exposes us to increased competition, greater operating, marketing and support costs and other risks associated with entry into new markets and the development of new products, and could place a strain on our operational, human and financial resources. To manage growth effectively, we must:

•	attract and retain qualified personnel;
•	upgrade and expand our infrastructure so that it matches our level of activity;
•	manage expansion into additional geographic areas; and
•	improve and refine our operating and financial systems and managerial controls and procedures.

  If we do not effectively manage our growth, we will not be successful in executing our business plan, which could materially adversely affect our business, results of operations and financial condition.

Our strategy for the development and commercialization of our technologies contemplates collaborations with third parties, making us dependent on them for our success.

We do not possess all of the capabilities to fully commercialize our desulfurization and upgrading technologies on our own. Our success may depend upon partnerships and strategic alliances with third parties, such as our joint venture with Fujairah Oil Technology. Collaborative agreements involving the development or commercialization of technology such as ours generally pose such risks as:

•	Collaborators may not pursue further development or commercialization of products resulting from collaborations or may elect not to continue or renew research and development programs;

•
Collaborators may delay development activities, underfund development activities, stop or abandon development activities, repeat or conduct new testing or require changes to our technologies for testing;

•	Collaborators could independently develop, or develop with third parties, products that could compete with our future products;

•	The terms of our agreements with collaborators may not be favorable to us;

•	A collaborator may not commit enough resources, thereby delaying commercialization or limiting potential revenues from the commercialization of a product;

•
Collaborations may be terminated by the collaborator for any number of reasons, including failure of the technologies or products to perform in line with the collaborator’s objectives or expectations, and such termination could subject us to increased capital requirements if we elected to pursue further activities.

We have very limited manufacturing, marketing and sales experience, which could result in delays to the implementation of our business plan.

We have very limited manufacturing, marketing and product sales experience. We cannot assure you that contract manufacturing services will be available in sufficient capacity to supply our product needs on a timely basis. If we decide to build or acquire commercial scale manufacturing capabilities, we will require additional management and technical personnel and additional capital.

We rely on third parties to provide certain components for our products. If our vendors fail to deliver their products in a reliable, timely and cost-efficient manner, our business will suffer.

We currently depend on relationships with third parties such as contract manufacturing companies and suppliers of components critical for the product we are developing in our business. If these providers do not produce these products on a timely basis, if the products do not meet our specifications and quality control standards, or if the products are otherwise flawed, we may have to delay product delivery, or recall or replace unacceptable products. In addition, such failures could damage our reputation and could adversely affect our operating results. As a result, we could lose potential customers and any revenues that we may have at that time may decline dramatically.

We are highly dependent on our key personnel to manage our business, and because of competition for qualified personnel we may not be able to recruit or retain necessary personnel. The loss of key personnel or the inability to retain new personnel could delay the implementation of our business plan.

Our continued growth and success depend to a significant degree on the continued services of our senior management, including our chairman and CEO, Rudolf W. Gunnerman, our President, Peter Gunnerman, and other key employees, and our ability to attract and retain highly skilled and experienced scientific, technical, managerial, sales and marketing personnel. We cannot assure you that we will be successful in recruiting new personnel or in retaining existing personnel. Other than agreements to retain the services of our chairman and CEO, Rudolf W. Gunnerman, none of our senior management or key personnel has long term employment agreements with us. We do not maintain key person insurance on any members of our management team or other personnel. The loss of one or more key employees or our inability to attract additional qualified employees could delay the implementation of our business plan, which in turn could have a material adverse effect on our business, results of operations and financial condition. In addition, we may experience increased compensation costs in order to attract and retain skilled employees.

Because the market for products utilizing our technologies is still developing and is highly competitive, we may not be able to compete successfully in the highly competitive and evolving desulfurization and upgrading market.

The market for products utilizing our technologies is still developing and there can be no assurance that our products will ever achieve market acceptance. Because we presently have no customers for our business, we must convince petroleum producers, refiners and distributors to utilize our products or license our technology. To the extent we do not achieve market penetration, it will be difficult for us to generate meaningful revenue or to achieve profitability.

The success of our business is highly dependent on our patents and other proprietary intellectual property, and we cannot assure you that we will be able to protect and enforce our patents and other intellectual property.

Our commercial success will depend to a large degree on our ability to protect and maintain our proprietary technology and know-how and to obtain and enforce patents on our technology. We rely primarily on a combination of patent, copyright, trademark and trade secrets law to protect our intellectual property. Although we have filed multiple patent applications for our technology, and we have five issued patents in the U.S., our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot assure you that any patents will be issued pursuant to our current or future patent applications or that patents issued pursuant to such applications will not be invalidated, circumvented or challenged. Moreover, we cannot assure you that the rights granted under any such patents will provide the competitive advantages we anticipate or be adequate to safeguard and maintain our proprietary rights. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries. Moreover, we cannot assure you that third parties will not infringe, design around, or improve upon our proprietary technology.

We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventor's rights agreements with our employees and third parties. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons will not assert rights to intellectual property arising out of these relationships.

We are a new entrant in our business and we face significant competition.

We are a new entrant in the market for development and sale of upgrading and sulfur reduction technology to the oil industry. We face well-established and well-funded competition from a number of sources. Our competitors in this area include manufacturers of conventional refinery desulfurization equipment and major integrated oil companies and oil refineries. Most of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing, sales and service resources than we do.

Because of their experience and greater research and development capabilities, our competitors might succeed in developing and commercializing competing technologies or products which would render our technologies or products obsolete or non-competitive.

Regulatory developments could have adverse consequences for our business.

The regulatory environment that pertains to our business is complex, uncertain and changing rapidly. Although we anticipate that existing and proposed governmental mandates regulating the sulfur content of petroleum products will continue to provide an impetus for customers to utilize our Sonocracking™ technology for desulfurization, it is possible that the application of existing environmental legislation or regulations or the introduction of new legislation or regulations could substantially impact our ability to launch and promote our proprietary technologies, which could in turn negatively impact our business.

Rules and regulations implementing federal, state and local laws relating to the environment will continue to affect our business, including laws and regulations which may apply to the use and operation of our Sonocracker™ units, and we cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been applied previously. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could have a materially adverse effect on our business.

To date, environmental regulation has not had a material adverse effect on our business, which is presently in the development stage. However, future activities may subject us to increased risk when we commercialize our units by reason of the installation and operation of these units at customer sites. We intend to address these risks by imposing contractual responsibility whenever practicable, on third party users for maintaining necessary permits and complying with applicable environmental laws governing or related to the operation of our units. However, these measures may not fully protect us against environmental risks. Furthermore, although we may be entitled to contractual indemnification from third parties for environmental compliance liabilities, this would not preclude direct liability by us to governmental agencies or third parties under applicable federal and state environmental laws. We are presently unable to predict the nature or amount of additional costs or liabilities which may arise in the future. However, future liabilities and costs could be material.

We may be sued for product liability, which could result in liabilities which exceed our available assets.

We may be held liable if any product we develop, or any product which is made with the use of any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or use. We currently have no product liability insurance. When we attempt to obtain product liability insurance, this insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could inhibit the commercialization of products developed by us. If we are sued for any injury caused by our products, our liability could exceed our available assets.

Our stock price is volatile, which increases the risk of an investment in our common stock.

The trading price for our common stock has been volatile, ranging from a sales price of $0.21 in October 2003, to a sales price of over $19.00 per share in January of 2006. The price has changed dramatically over short periods with decreases of more than 50% and increases of more than 100% percent in a single day. An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006, we sold unregistered securities in the following transactions.

In consideration of Michael Applegate’s agreement to join our company as Chief Operating Officer in January 2006, we agreed to grant to Mr. Applegate 50,000 shares of our common stock valued at $12.72 per share, for an aggregate value of $636,000.

In consideration of Michael T. Heffner’s agreement to join our Board of Directors in February 2006, we agreed to grant to Mr. Heffner 50,000 shares of our common stock valued at $8.80 per share, for an aggregate value of $440,000. The number of shares issued is based our policy of issuing 50,000 shares of our common stock to non-employee directors upon joining our board of directors.

Effective February 1, 2006, we entered into a consulting agreement with Thomas J. Nardi to provide engineering-construction consulting services on a month-to-month basis.  The consulting agreement provides that Mr. Nardi will receive options to purchase 1,000 shares of our common stock at an exercise price of $7.00 per share for each month that the consulting agreement is in effect. During the quarter ended March 31, 2006, Mr. Nardi earned options to purchase 2,000 shares at $7.00 under this agreement. The fair value of these options totaled $8,050.

During the first quarter of 2006, investors in the 2004 private placements were issued securities in the following transactions: (1) Additional Investment Rights were exercised in exchange for 3,854,461 shares of common stock at $0.90 per share and Warrants for 1,349,067 shares of common stock exercisable at $1.125 per share, resulting in gross proceeds of $3,469,015; (2) Additional Investment Rights were exercised in exchange for 1,281,007 shares of common stock at $1.25 per share and Warrants for 896,706 shares of common stock exercisable at $1.5625 per share, resulting in gross proceeds of $1,601,259; (3) Warrants issued to investors in the 2004 private placements were exercised in exchange for 1,624,471 shares of common stock at $1.125 per share, resulting in gross proceeds of $1,827,530; and (4) Warrants issued to investors in the 2004 private placements were exercised in exchange for 1,106,673 shares of common stock at $1.5625 per share, resulting in gross proceeds of $1,729,177.

On March 29, 2006, we completed a private placement to a small number of accredited investors for the sale of 4,000,000 units, each unit consisting of one share of the Company’s Common Stock and one Warrant to purchase a share of Common Stock. Each unit was sold at a price of $6.805 per share, resulting gross proceeds at closing of $27.2million. The Warrants are exercisable, in whole or in part, at a fixed price equal to $6.805 per share, and are exercisable for a period of 18 months following their issuance. We filed a Registration Statement with the SEC following the closing covering the resale of the shares of Common Stock issued at closing and shares issuable upon exercise of Warrants. We are required to pay a late registration penalty of 1.5% per month from June 27, 2006, computed on the amount of the investment, if the registration is not declared effective by the SEC by June 27, 2006.

On March 29, 2006 we entered into a Master Services Agreement with Mustang International, L.P. (“Mustang”) whereby Mustang will provide overall program and construction management for our 210,000 bbl/day Sonocracking joint venture in Fujairah, United Arab Emirates. As Mustang’s fee for the Fujairah project we have agreed to issue to Mustang 17,500 of our shares of common stock and options to acquire 52,500 shares of common stock at $6.00 per share, exercisable until April 1, 2010. The fair values of the stock and options totaled $130,200 and $357,525, respectively.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SULPHCO, INC. (Registrant)

Date: May 15, 2006	By:	/s/ Rudolf W. Gunnerman

Rudolf W. Gunnerman Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Loren J. Kalmen

Chief Financial Officer (Principal Financial and Accounting Officer)