Form 10KSB/A
period 2005-12-31
SULPHCO INC
filed 2006-06-08
CIK 1096560

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

Transitional Small Business Disclosure Format (Check One):   Yes [  ]    No [X]

EXPLANATORY NOTE

SulphCo, Inc. (the "Company") is filing this Form 10-KSB/A ("Amendment No. 2") to amend its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed on March 31, 2006, with the Securities and Exchange Commission ("SEC"), as amended by Amendment No. 1 (the "Original Filing") in order to refile in its entirety "Part II - Item 8A. Controls and Procedures." This Amendment No. 2 does not amend any other items filed in the Original Filing.

The Original Filing is hereby superseded and amended with respect to the information set forth in this Amendment No. 2.

2

PART II

ITEM 8A.   CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

As of the end of the period covered by this report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, due to a number of material weaknesses in the Company’s disclosure controls and procedures, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Report.

Subsequent to September 30, 2005, in connection with the preparation and audit of our financial statements for the year ended December 31, 2005, our management and our independent registered public accounting firm identified deficiencies in disclosure controls and procedures including the following:

•  We did not have adequate controls over the accounting, review and processing of transactions involving decisions to expense or capitalize certain items involving research and development, fixed assets and patent maintenance.

•  We did not have adequate transaction controls over the accounting, review and processing of liability recognition at the end of accounting periods.

•  We did not have adequate controls over the accounting, review and processing of transactions involving issuances of stock and options or cash commitments.

In light of these weaknesses the Company’s management performed additional analysis and other post-closing procedures to ensure that the financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

In order to correct these material weaknesses in the effectiveness of our disclosure controls and procedures, management of the Company, in consultation with the Audit Committee, is in the process of reviewing policies and procedures in place with a view towards supplementing existing procedures and adopting new procedures. The Company's management and Audit Committee have discussed the matters disclosed in this Item 8A with the Company's independent registered public accounting firm.

At the end of March, 2006 we began, and since such time we have subsequently completed, written policies for all areas wherein material weaknesses in disclosure controls and procedures have been identified. These were submitted for review by the Audit Committee and the Company’s registered public accounting firm in May, 2006. The accounting staff has been apprised of these policies and the Chief Financial Officer has been charged with assigning specific tasks to accounting personnel to execute such policies.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

3

PART III

ITEM 13. EXHIBITS

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

SULPHCO, INC.

June 8, 2006	By:	/s/ Rudolf W. Gunnerman
Rudolf W. Gunnerman, Chairman of the Board and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rudolf W. Gunnerman	Chairman of the Board, Chief Executive	June 8, 2006
Rudolf W. Gunnerman	Officer, Director
(Principal Executive Officer)

/s/ Loren J. Kalmen	Chief Financial Officer	June 8, 2006
Loren J. Kalmen	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Richard L. Masica	Director	June 8, 2006
Richard L. Masica

/s/ Robert Henri Charles van Maasdijk	Director	June 8, 2006
Robert Henri Charles van Maasdijk

/s/ Raad Alkadiri	Director	June 8, 2006
Raad Alkadiri

/s/ Hannes Farnleitner	Director	June 8, 2006
Hannes Farnleitner

/s/ Christoph Henkel	Director	June 8, 2006
Christoph Henkel

/s/ Michael T. Heffner	Director	June 8, 2006
Michael T. Heffner

4