Form 10-Q/A
period 2006-03-31
SULPHCO INC
filed 2006-06-08
CIK 1096560

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
__________

Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X    No __

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, or a non-accelerated filer. See definition of “accredited filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer __	Accelerated Filer X	Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes        No X

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 10, 2006

Common Stock, par value $.001	72,470,910

EXPLANATORY NOTE

SulphCo, Inc. (the "Company") is filing this Form 10-Q/A ("Amendment No. 1") to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, in order to (i) refile in its entirety "Part I - Item 4. Controls and Procedures," and (ii) supplement “Part II-Item 1A. Risk Factors,” by adding an additional risk factor.

This Amendment No. 1 does not amend any other items filed in the Original Filing. The Original Filing is hereby superseded and amended with respect to the information set forth in this Amendment No. 1.

2

PART I

Item 4. Controls and Procedures

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

In order to correct these material weaknesses in the effectiveness of our disclosure controls and procedures, management of the Company, in consultation with the Audit Committee, is in the process of reviewing policies and procedures in place with a view towards supplementing existing procedures and adopting new procedures. The Company's management and Audit Committee have discussed the matters disclosed in this Item 4 with the Company's independent registered public accounting firm.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

3

PART II. OTHER INFORMATION

Item 1A.   Risk Factors

As of December 31, 2005, and March 31, 2006, we concluded that our disclosure controls and procedures regarding information required to be included in SEC reports were not effective due to material weaknesses, and we might find other material weaknesses in the future which may adversely affect our ability to provide timely and reliable financial information and satisfy our reporting obligations under federal securities laws. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

As of December 31, 2005, and March 31, 2006, we detected material weaknesses in our disclosure controls and procedures regarding information required to be included in SEC reports. As a result of these weaknesses management has concluded that as of December 31, 2005, and March 31, 2006, our disclosure controls and procedures were not effective as of such dates. In particular, management concluded that:

•  We did not have adequate controls over the accounting, review and processing of transactions involving decisions to expense or capitalize certain items involving research and development, fixed assets and patent maintenance;

•  We did not have adequate transaction controls over the accounting, review and processing of liability recognition at the end of accounting periods; and

•  We did not have adequate controls over the accounting, review and processing of transactions involving issuances of stock and options or cash commitments.

Management believes that these weaknesses did not affect the accuracy or completeness of the reports for these periods, and we have taken and are taking steps to remediate the material weaknesses in our disclosure controls and procedures, including the adoption of written policies for the areas found to be deficient. However, we have not completed our remediation effort and we cannot assure you that we will completely remediate our material weaknesses. We might find other material weaknesses in the future. To the extent that any significant or material weaknesses exist in our disclosure controls and procedures, such weaknesses may adversely affect our ability to provide timely and reliable information necessary for the conduct of our business and satisfaction of our reporting obligations under federal securities laws, including the preparation of interim and annual financial statements in accordance with generally accepted accounting principles and SEC rules. As a result, current and potential stockholders could lose confidence in our reporting, which would harm our business and the trading price of our stock.

Item 6.   Exhibits

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SULPHCO, INC. (Registrant)

Date: June 8, 2006	By:	/s/ Rudolf W. Gunnerman
Rudolf W. Gunnerman
Chairman of the Board of Directors and Chief Executive Officer

Date: June 8, 2006	By:	/s/ Loren J. Kalmen
Loren J. Kalmen
Chief Financial Officer (Principal Financial and Accounting Officer)

5