Form 10-Q
period 2006-06-30
SULPHCO INC
filed 2006-08-14
CIK 1096560

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended................................................. June 30, 2006
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No __

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, or a non-accelerated filer. See definition of “accredited filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer __      Accelerated Filer ✓      Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes      No ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 11, 2006

Common Stock, par value $.001	72,520,910 shares

PART I.

Item 1. Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEETS
June 30, 2006 and December 31, 2005
(unaudited)

	June 30, 2006	December 31, 2005
Current Assets:
Cash and cash equivalents	$16,310,160	$6,874,653
Loan and accrued interest receivable	203,985	-
Prepaid expenses and other	97,600	137,577

Total current assets	16,611,745	7,012,230

Property and Equipment (net of accumulated depreciation of $936,818)	16,208,194	397,416

Other Assets
Intangible assets (net of accumulated amortization of $30,310)	451,540	355,218
Investment in Joint Venture	947,740	139,550
Deposits	48,672	140,822
Deferred tax asset (net of valuation allowance of $10,161,791)	-	-

Total other assets	1,447,952	635,590

Total assets	$34,267,891	$8,045,236

Current Liabilities
Accounts payable and accrued liabilities	$2,921,840	$779,413
Refundable deposit	550,000	550,000
Accrued fees and interest	1,115,266	1,035,572
Related party note payable	-	500,000

Total current liabilities	4,587,106	2,864,985

Long Term Related Party Note Payable	5,000,000	7,000,000

Commitments and Contingencies	-	-

Total liabilities	9,587,106	9,864,985

Stockholders' Equity (Deficiency)
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 100,000,000 shares authorized ($0.001 par value)
72,520,910 shares issued and outstanding at March 31, 2006	72,521	60,537
Paid in capital	68,497,101	30,604,342
Stock subscriptions receivable	(744,500)	(744,500)
Deficit accumulated during the development stage	(42,944,246)	(31,740,128)
Accumulated other comprehensive loss	(4,091)	(4,091)

Total stockholders' equity (deficiency)	24,876,785	(1,823,840)

Total liabilities and stockholders' equity (deficiency)	$34,463,891	$8,041,145

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS
For the Three and Six Months ended June 30, 2006 and 2005 and from Inception
(unaudited)

	Three Months Ended June		Six Months Ended June		Inception
	2006	2005	2006	2005	to date

Revenue
Sales	$-	$-	$-	$-	$42,967

Expenses
Selling, general, and administrative expenses	(4,632,823)	(1,447,363)	(8,107,533)	(2,667,388)	(36,072,799)
Research and development expenses	(1,651,402)	(522,180)	(2,265,832)	(977,297)	(4,374,486)
Loss on investment in joint venture	(836,944)	-	(837,720)	-	(837,720)
Loss on disposal of asset	(423)	-	(423)	-	(222,134)
Loss on impairment of asset	-	-	-	(233,900)	(233,900)

Total operating expenses	(7,121,592)	(1,969,543)	(11,211,508)	(3,878,585)	(41,741,039)

Loss from operations	(7,121,592)	(1,969,543)	(11,211,508)	(3,878,585)	(41,698,072)

Other income (expense)
Interest income	194,440	54,576	247,533	93,954	498,132
Interest expense	(114,947)	(79,213)	(240,146)	(149,963)	(984,066)
Late registration fees	-	(322,240)	-	(760,240)	(760,240)

Loss before taxes	(7,042,099)	(2,316,420)	(11,204,121)	(4,694,834)	(42,944,246)

Income tax benefit (provision)	-	-	-	-	-

Net loss	$(7,042,099)	$(2,316,420)	$(11,204,121)	$(4,694,834)	$(42,944,246)

Other comprehensive income (loss)
Foreign currency translation loss	(4,091)	-	(4,091)	-	(4,091)

Net comprehensive loss	$(7,046,190)	$(2,316,420)	$(11,208,212)	$(4,694,834)	$(42,948,337)

Loss per share - basic and diluted	$(0.10)	$(0.04)	$(0.16)	$(0.08)	$(1.07)

Weighted average shares - basic and diluted	72,520,910	56,627,718	68,937,781	56,578,552	40,256,027

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
For the Six Months ended June 30, 2006 and 2005 and from Inception
(unaudited)
	Six Months Ended June 30		Inception
	2006	2005	to date
Cash Flows From Operating Activities
Net loss	$(11,204,121)	$(4,694,834)	$(42,944,246)
Adjustments to reconcile net loss to cash used in operating activities:

Depreciation & amortization	123,039	107,512	1,008,405
Stock issued for services	1,983,550	1,091,500	9,353,067
Stock issued for interest expense	-	-	296,000
Contribution from stockholder	-	-	555,000
Loss from joint venture	837,720	-	837,720
Losses on disposal and impairment of assets	423	233,900	456,034
(Increase) decrease in receivables	(3,384)	317,800	(3,384)
(Increase) decrease in prepaid expenses	39,376	12,806	(98,201)
Increase (decrease) in accounts payable and accrued liabilities	1,684,991	(320,517)	2,464,404
Increase in refundable deposit	-	500,000	550,000
Increase in accrued fees and interest	79,811	760,240	900,796

Net cash used in operating activities	(6,458,595)	(1,991,593)	(26,624,405)

Cash Flows From Investing Activities
Advances for loan receivable	(200,000)	-	(200,000)
Purchase of property and equipment	(40,298)	(238,186)	(1,161,386)
Investment in construction-in-progress	(14,941,501)		(14,941,501)
Investments in joint ventures and subsidiaries	(1,650,000)	-	(2,011,261)
Return (payment) of deposits	92,150	10,000	(48,672)
Investments in intangible assets	(103,602)	(125,982)	(492,084)

Net cash used in investing activities	(16,843,251)	(354,168)	(18,854,904)

Cash Flows from Financing Activities
Net proceeds from issuance of stock	35,237,353	-	50,999,109
Proceeds from stock subscriptions	-	-	4,240,887
Proceeds from issuance of related party notes payable	-	-	11,000,000
Proceeds from issuance of line of credit	-	-	750,000
Return on capital	-	-	(118,427)
Principal payments on related party notes payable	(2,500,000)	-	(3,250,000)
Decrease in related party receivable	-	-	1,359,185
Payments on contract payable	-	-	(250,000)
Principal payments on line of credit	-	-	(750,000)
Principal payments on advance from related party	-	-	(2,191,285)

Net cash provided by financing activities	32,737,353	-	61,789,469

Net increase (decrease) in cash and cash equivalents	9,435,507	(2,345,761)	16,310,160

Cash and cash equivalents at beginning of period	6,874,653	9,872,839	-

Cash and cash equivalents at end of period	$16,310,160	$7,527,078	$16,310,160

Supplemental Information and non cash transactions

Total interest payments included in operations	$160,335	$149,963

The Company paid no income taxes during the three months ended June 30, 2006 and 2005.

The Company had the following noncash investing and financing activities in 2006:
Incurred fees payable for issuing securities	$330,098
Issued stock in exchange for a payable	330,215
Issued stock and options for construction-in-progress	487,725
Incurred payables for construction-in-progress	451,829
Incurred a payable for intangible assets	5,607

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006 (unaudited)

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

Reclassification

For comparative purposes, certain amounts previously included in selling, general and administrative expenses have been reclassified to research and development expenses for prior periods from the beginning of 2005. The reclassifications do not require any adjustments to assets, liabilities, equity, or income.

The following summarizes the reclassifications made:

Quarter ended	March, 2005	June, 2005	September, 2005	December, 2005	March, 2006
Sales, general, & administrative expenses and depreciation
Original filing	$1,478,634	$1,723,424	$1,109,738	$2,479,202	$3,770,144
Reclassifications	-258,609	-276,061	-275,196	-266,053	-294,658
Reclassified	$1,220,025	$1,447,363	$834,542	$2,213,149	$3,474,710

Research & development
Original filing	$141,515	$246,119	$655,188	$399,274	$219,771
Reclassifications	258,609	276,061	275,196	266,053	294,658
Reclassified	$400,124	$522,180	$930,384	$665,327	$514,429

2.    Loan and Receivable and Accrued Interest

On February 16, 2006 the Company committed to a loan agreement with SulphCo KorAsia (formerly known as OIL-SC, Ltd.) of South Korea. The agreement called for advances of $50,000 per month through May 15, 2006. A total of $150,000 was advanced through May, 2006. An additional $50,000 was advanced June 6, 2006, with a revision to the loan agreement that the full $200,000 in advances and related interest would be immediately repaid from revenues or from proceeds of any equity financings. Interest accrues at Prime rate plus 1%. Although SulphCo KorAsia has never had material revenue streams, the Company believes that the full amounts of principal and interest will be collected and that no allowance for doubtful collection is necessary.

3.    Prepaid Expenses

Prepaid expenses include $46,152 in prepaid insurance, which is amortized over the duration of the policies, and a $40,000 payment to RWG, Inc. for July 2006 pursuant to the consulting agreement as specified in Note 12. The insurance policies expire in 2006 and 2007.

4.    Property and Equipment

Property and equipment includes construction-in-progress totaling $15,881,055 for equipment to be utilized in Fujairah (see Note 5). It is the Company's belief that it will hold such equipment as an asset separate from Fujairah Oil Technology, LLC.

The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation:

	June 30, 2006	December 31, 2005
Equipment	$923,884	$911,438
Computers	199,582	176,226
Office furniture	57,116	54,517
Leasehold improvements	83,375	83,375
Construction-in-progress	15,881,055	-
	17,145,012	1,225,556
Less: Accumulated depreciation	(936,818)	(828,140)
Total	$16,208,194	$397,416

Depreciation expense was $51,033 and $108,678 for the three and six ended June 30, 2006, respectively, and $59,642 and $101,563 for the three and six months ended June 30, 2005, respectively.

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

The LLC’s operations began in 2006. In the six months ended June 30, 2006 its financial activities consisted primarily of leasing office space and acquiring leasehold improvements and office furniture and equipment. The lease commenced March 15, 2006. There was a loss of 93,466 Dirhams of which 50% (US $12,720) has been reflected by the Company.

The Company entered into an agreement to construct a building for $1.6 million for the LLC operations. Subsequently the building plans were expanded requiring an additional $600,000 for construction. The Company has paid $1.65 million to the construction company. Although it is anticipated that the cost of the building will be borne by the LLC, as there is no agreement currently in place the Company is treating 50% of its contributions for the building construction, $825,000, as a loss from the investment. This amount has been included in loss on investment in joint venture.

The Company’s 50% share of distributions made by the joint venture will also be subject to other costs and expenses incurred directly by the Company from time to time, including commissions payable directly by the Company to third parties, presently estimated at up to 20% of the Company’s net joint venture profits.

As of June 30, 2006, and for the six months then ended, the LLC had the following condensed balance sheet and operating statement converted to US dollars:

Condensed Balance Sheet, June 30, 2006:
Current assets	$132,377
Construction in progress and leasehold improvements (net)	1,761,469
Other assets	1,633
Total assets	$1,895,479

Liabilities	$-0-
Members’ equity	$1,895,479

Operating Statement, Six Months Ended June 30, 2006:
Revenue	$-0-
Operating expenses	$(25,440)
Net loss	$(25,440)

A foreign currency translation loss of $4,091 has also been recognized as other comprehensive loss relative to this investment.

6.    Deposits

The Company had the following deposits as of June 30, 2006: $36,822 on the lease of facilities in Nevada, and $11,850 for architectural design of future office space in Nevada.

7.    Note Payable

The Company’s note payable as of June 30, 2006 is as follows:

On December 31, 2004, under the Board’s approval, the Company borrowed $7,000,000 in the form of a long-term note from the Chairman and CEO. Interest on the note is adjusted quarterly based on a London Inter-Bank Offering Rate (“LIBOR”) plus 0.5% per annum, with payments due on December 31 of 2005, and 2006, and the remaining accrued interest and principal due on December 31, 2007 when the note matures. On May 15, 2006, under Board approval, the Company paid $2,000,000 in principal on the note. Also the accrued interest through May 15, 2006 of $133,809 was paid. As of June 30, 2006, interest payable of $20,057 has been accrued on this note at the adjusted rate for the quarter of 5.32563%. Beginning July 1, 2006 the rate was adjusted to 5.84625%.

8.    Capital Stock

Other than the related party transactions disclosed in Note 12 and the compensation transactions disclosed in Note 10, the Company had the following transactions related to its common stock during the six months ended June 30, 2006:

Additional Investment Rights and Warrants for 7,866,612 shares were exercised in 2006 through March 31, generating $8,531,858. These rights and warrants relate to a June 2004 private placement.

On March 29, 2006, the Company completed a private placement to a small number of accredited investors for the sale of 4,000,000 units, each unit consisting of one share of the Company’s common stock and one warrant to purchase a share of common stock. Each unit was sold at a price of $6.805 per share, resulting in gross proceeds at closing of $27.2million. The warrants are exercisable, in whole or in part, at a fixed price equal to $6.805 per share, and are exercisable for a period of 18 months following their issuance. The Company filed a registration statement with the SEC covering the resale of the shares of common stock issued at closing and shares issuable upon exercise of warrants. The registration statement was declared effective by the SEC on June 23, 2006.

A fee of $100,000 was paid to an unrelated third party in consideration of introducing an investor to the Company relative to the March 29, 2006 placement. This amount was reflected as a reduction of the proceeds.

The Company is obligated to pay $760,240 in late registration fees due to the registration statement related to a private placement in June of 2004 not having become effective on time, as per the agreement with the investors. The agreement requires the Company to pay late registration fees to the selling security holders at the rate of 2% per month of the invested amount if the registration covering the placement shares is not declared effective by the SEC within 90 days of the date of the investment. As of March 31, 2006, the full amount of fees has been accrued plus $120,499 of accrued interest at 18% per annum on the balance of unpaid fees since the registration date. The registration statement was declared effective by the SEC on June 27, 2005.

9.    Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options and unvested shares of restricted stock. Options to purchase 7,260,390 and 10,133,106 shares of common stock were not included in the June 30, 2006 and 2005 computations of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

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

In February 2006 the Company granted to Michael Heffner 50,000 restricted shares of common stock valued at $8.80 per share, the closing price on February 6, 2006, the effective date of his appointment to the Board of Directors, for services valued at $440,000.

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

On March 29, 2006 the Company entered into a contract with Mustang International, L.P. (“Mustang”) for program management, engineering, procurement, construction management, and other services to be performed. Initially it will oversee engineering and construction for the project in Fujairah, United Arab Emirates. Its fee for these services includes stock grants and options as follows: (i) 17,500 of the Company’s shares of common stock, with a provision for reimbursement to the Company by Mustang of the value of the grant if the contract is terminated by Mustang, and (ii) options to acquire 52,500 shares of the Company’s common stock at $6.00 per share, exercisable by April 1, 2010. The value of these services is included in plant and equipment as construction-in-progress. The 17,500 shares are valued at the $7.44 closing price on March 29, 2006, or $130,200. The options were valued at $357,525 based on the Black-Scholes valuation model using the assumptions described below.

On June 19, 2006 the stockholders of the Company approved the 2006 Stock Option Plan (“Plan”), which authorizes the granting of options for up to 2,000,000 shares of the Company’s common stock. The Plan is administered by an Option Committee comprised of three independent directors. Effective May 23, 2006, subject to stockholder approval of the Plan, the Option Committee granted an option for 125,000 shares to Vice Chairman of the Board Robert van Maasdijk and an option for 1 million shares to Chairman and CEO Rudolf Gunnerman. Each option has a term of three years and an exercise price of $9.03 per share.

Robert van Maasdijk’s option was valued at $687,500 based on the Black-Scholes valuation model using the assumptions described below.

Dr. Gunnerman’s option provides that he may not exercise the options unless the Company has reported at least $50 million in annual revenues or there is a “change in control” of the Company as defined in the Plan. This option was valued at $5.5 million based on the Black-Scholes valuation model using the assumptions described below. For purposes of determining the period over which this option will be expensed, the Company has made the assumption that it will generate at least $50 million in revenue by the end of the first quarter of 2007. Therefore, the option value is being expensed pro-rata over the period from the effective grant date of June 19, 2006, to March 31, 2007, the implicit vesting period, causing $212,000 to be expensed in the second quarter of 2006. The timing and amount of revenues generated by the Company is subject to various risks and uncertainties. For further information regarding risks and uncertainties, please refer to the other information in this Report together with previous reports on Form 10-KSB for the year ended December 31, 2005, and Form 10-Q for the quarter ended March 31, 2006.

The following table describes the assumptions used in the Black-Scholes calculations:

	Nardi	Nardi	Mustang	Gunnerman & van Maasdijk
Date of option	2/28/2006	3/31/2006	3/29/2006	6/19/2006
Term	One year	One year	to 4/1/2010	to 5/22/2009
Expected volatility (based upon calculated historical volatility of stock over the same term)	131%	129%	162%	147%
Expected dividends	None	None	None	None
Risk-free interest rate	5%	5%	5%	5.2%
Discount for post-vesting restrictions	None	None	None	None

11.   Commitments and Contingencies

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist mainly of cash equivalents. The Company maintains amounts in three U.S. accounts, two checking accounts and a money market account on deposit with two financial institutions, which exceed federally insured limits by approximately $16 million at June 30, 2006, and an account in Saudi Arabia. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

At June 30, 2006 the Company has a $550,000 refundable deposit in connection with an agreement with KorAsia (formerly OIL-SC) for a pilot plant in South Korea. Until KorAsia accepts in writing the results of the pilot plant, the $550,000 is refundable at their option. The Company has agreed to receive the remaining payment of $450,000 within seven days after the first commercial license agreement for the Sonocracking™ technology between the Company and a Korean refining company, provided that KorAsia uses the funds for continued marketing activities regarding the Sonocracking technology in Korea.

The Company has committed to spend approximately $20 million for the production of equipment for the Fujairah project. Through June 30, 2006 $15.9 million has been incurred. The Company expects these processors will be operational prior to December 31, 2006, and has included their costs in property and equipment construction-in-progress.

There are various claims and lawsuits pending against the Company arising in the normal course of the Company’s business. Although the amount of liability at June 30, 2006, cannot be ascertained, management is of the opinion that these claims and lawsuits will not materially affect the Company’s financial position. We have and will continue to devote significant resources to our defense, as necessary.

12.   Related Party Transactions

Under agreements entered into on July 1, 2004, and July 1, 2005, the Company was obligated to pay a consulting fee of $480,000 annually to RWG, Inc., a company wholly owned by Dr. Rudolf Gunnerman, the Chairman and CEO. Effective November 1, 2004, this amount was reduced by mutual agreement from $40,000 to $30,000 per month until the Company received substantial additional funds. On May 8, 2006, the Company’s Board of Directors approved the reinstatement of RWG, Inc.’s consulting fees to $40,000 per month effective April 1, 2006. Under the agreement $90,000 and $120,000, respectively, were paid during the first and second quarters of 2006. The agreement terminated on July 1, 2006, and on July 5, 2006 the Board of Directors approved a new agreement effective July 1, 2006, wherein the Company is obligated to pay RWG, Inc. $40,000 per month through June 30, 2007. Under the new agreement, RWG, Inc. is also entitled to receive amounts it previously waived under prior engagement agreements, totaling $170,000. This was paid in June, 2006.

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

The Company had a consulting agreement with Peak One Consulting, Inc., a company owned 100% by a Director Richard Masica, which was paid $29,711 in fees for management and technical consulting and reimbursed $2,784 in travel related expenses in the first half of 2006.

The Company had a consulting arrangement with a Director Michael Heffner who was paid $5,216 in travel related expense reimbursements and $48,871 in technical consulting fees which were accrued in the first half of 2006.

The Company had a short-term note payable due to the Chairman and CEO Dr. Rudolf Gunnerman in the amount of $500,000. The note carried an annual interest rate of 8%, payable quarterly, and matured on the earlier of December 30, 2006, or upon the demand of Dr. Gunnerman. The note was paid in full on May 15, 2006. Interest of $10,000 was paid for the first quarter of 2006 and $5,000 for the second quarter when paid in full.

See Note 7 for other related party debt and interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        As a development stage company, we have not generated any material revenues since we commenced our current line of business in 1999. We anticipate generating material revenue on a sustained basis beginning late in 2006 when we have successfully commercialized our Sonocracking™ technology. When we emerge from the development stage, our reporting will change to reflect costs of sales against revenues. As revenue increases and prior tax losses are offset, the deferred tax estimate will require revision.

        In 2005 we received $550,000 from SulphCo KorAsia (formerly known as OIL-SC, Ltd.), pursuant to our Equipment Sale and Marketing Agreement. As this amount is fully refundable if the pilot plant does not meet the agreed specifications, no portion of the purchase price has been or will be recorded as revenue in our financial statements until the pilot plant meets all agreed specifications. We do not have an equity interest in SulphCo KorAsia. In the first half of 2006, we loaned SulphCo KorAsia $200,000 repayable when they receive income or from proceeds of any equity financings. Interest accrues at Prime rate plus 1% on this loan.

Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005

Research and Development Expenses

For the three and six months ended June 30, 2006, we incurred approximately $1.7 million and $2.3 million, respectively, related to research and development of our Sonocracking™ technology. This compares to approximately $500,000 and $1 million for the three and six months ended June 30, 2005, respectively. Approximately $1.1 million in construction of a testing unit to be utilized in Austria was expensed in the second quarter of 2006 which reflects the greatest portion of these increases.

For the three and six months ended June 30, 2006, approximately $183,000 and $395,000, respectively, represents amounts paid to our engineers and other research and development employees as wages and related benefits and for design and testing of our Sonocracker™ units. For those periods approximately $66,000 and $129,000, respectively, were incurred for the procurement of control panels, probes, centrifuges, and generators related to the ongoing research and development of our units. The remainder of our research and development costs are recurring monthly expenses related to the maintenance of our warehouse facilities.

We expect our research and development expenses to continue at their current level until we successfully transition into generating sustained revenue. Thereafter, research and development will continue as needed to enhance our technology.

Selling, General and Administrative Expenses

For the three and six months ended June 30, 2006, we incurred approximately $4,633,000 and $8,108,000, respectively, in selling, general and administrative expenses. This compares to approximately $1,447,000 and $2,667,000, respectively, for comparable periods in 2005 as reclassified (see note 1 of the financial statements).

Legal fees were approximately $2,139,000 and $3,274,000 for the three and six months ended June 30, 2006, respectively, reflecting increases over comparable periods in 2005 of approximately $1,961,000 and $2,995,000, respectively. These increases were primarily due to litigation fees relating to the discovery phase of lawsuits against us, which discovery was completed in the second quarter of 2006. Although we expect to continue to incur significant litigation fees relating to these lawsuits through the end of 2006, we expect that the amounts should decrease.

Consulting fees, payroll and related expenses were approximately $1.14million and $2.45million for the three and six months ended June 30, 2006, respectively, reflecting increases over comparable periods in 2005 of approximately $688,000 and $1,432,000, respectively. Salaries in the six month periods include grants of 50,000 shares to new officers, $636,000 in the first quarter of 2006 and $204,000 in the first quarter of 2005. In the second quarter of 2006, $212,000 in stock option expense was incurred with related payroll taxes of approximately $10,000. Excluding the stock grants and options, our consulting fees, payroll and related expenses increased 102% and 97% for the respective periods which reflects the increased number and quality of our work force.

Travel and travel related expenses were approximately $278,000 and $558,000 for the three and six months ended June 30, 2006, respectively, reflecting increases over comparable periods in 2005 of approximately $171,000 and $346,000, respectively. These increases were due to meetings of the Board of Directors, meetings with the European manufacturers of our equipment, and meetings with our joint venture partner in Fujairah, United Arab Emirates.

Director fees were $687,500 and $1,127,500 for the three and six months ended June 30, 2006, respectively, reflecting increases over comparable periods in 2005 of $226,500 and $393,000. Director fees in these periods represent grants to each new director of 50,000 shares each and a grant of options to Robert van Maasdijk, a director, in the second quarter of 2006. Specifically, in the first quarter of 2005, 50,000 shares valued at $273,500 were granted; in the second quarter of 2005, 100,000 shares valued at $461,000 were granted; in the first quarter of 2006, 50,000 shares valued at $440,000 were granted; and in the second quarter of 2006, options valued at $687,500 were granted to acquire 125,000 shares.

The remainder of the amounts incurred relate to normal recurring operating expenses such as lease expense, utilities, marketing, and investor relations.

Interest Expense

Interest expense was approximately $115,000 and $240,000 for the three and six months ended June 30, 2006, respectively, reflecting increases of approximately $36,000 or 45% and $90,000 or 60%, respectively, over comparable periods in 2005. Of the increases, approximately $30,000 and $60,000, respectively, are due to the interest on the late registration (see “Late Registration” below). In addition, the interest rate on our $7 million note payable to Dr. Rudolf Gunnerman increased in both the first and second quarters of 2006 as it is indexed to a LIBOR rate. $2.5 million of debt principal was paid to Dr. Gunnerman in the second quarter of 2006, which will reduce interest expense in the future. If no decrease or increase in debt occurs in the third quarter, interest expense for that quarter will be approximately $103,000.

Late Registration

In accordance with the terms of our 2004 private placement, we accrued late fees of approximately $760,000, during the first two quarters of 2005, due to a delay in the effective date of our registration statement filed with the SEC. Our registration statement was declared effective by the SEC in June 2005. Accordingly, we have not accrued any such amounts for 2006 other than interest of approximately $60,000 ($30,000 per quarter) which accrues on the unpaid amount at the rate of 18% per annum. However, as of the date of this report no formal demands have been made by investors to pay these fees.

Depreciation and Amortization

        For the three and six months ended June 30, 2006, exclusive of construction-in-progress, we expended approximately $35,000 and $144,000, respectively, for equipment and to maintain exclusivity for the sale and/or licensing of our Sonocracking™ technology in the United States and abroad. Our depreciation and amortization expense related to these additions, and to our previously capitalized equipment and rights, for the three and six months ended June 30, 2006 were approximately $60,000, and $123,000, respectively, reflecting a decrease relative to the comparable three month period in 2005 of approximately $3,000 or 5% and an increase over the comparable six month period in 2005 of approximately $16,000 or 14%. We expect to continue our pursuit of exclusive distribution and licensing of our technology and purchasing equipment for the manufacture and upgrading of our Sonocracking technology.

Loss on Impairment of Asset

In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long Lived Assets we determined in the first quarter of 2005 that a previously capitalized prototype no longer reflected the value of our commercially viable technology, resulting in an impairment loss of approximately $234,000. There was no comparable item either in the second quarter of 2005 or in the first two quarters of 2006.

Net Loss

We incurred net losses of approximately $7.0 million and $11.2 million for the three and six month periods ending June 30, 2006, respectively, compared to approximately $2.4 million and $4.7 million, respectively, for comparable periods in 2005. These increases in net loss in the 2006 periods primarily reflect increases in selling, general, and administrative expenses and in research and development expenses in 2006, and the absence in these periods of late registration fees, and for the six month period the absence of loss on impairment of asset.

Liquidity and Capital Resources

As of June 30, 2006 we had approximately $16.3 million in available cash reserves, which includes funds received from the March 2006 private placement described below under “Recent Financing Activities.”

In December 2005 we formed Fujairah Oil Technology, LLC, a 50/50 joint venture with the Government of Fujairah, one of the United Arab Emirates. Under the terms of the joint venture SulphCo is responsible for contributing its Sonocracking unit, and operation and maintenance of the Fujairah facility is the responsibility of the joint venture. Our present timetable calls for commercial operation to begin in the fourth quarter of 2006. Until Fujairah Oil Technology, LLC generates revenues, operating expenses of the Fujairah Sonocracking facility, estimated initially at $800,000 per month, are expected to be funded from capital contributions of the partners.

        We expect that following the successful rollout of the 210,000 bbl/day facility, funding of direct expenditures by SulphCo for equipment will be available from joint venture cash distributions.

During the first two quarters of 2006 we incurred approximately $17.6 million of expenditures relating to the startup of the Fujairah facility, including $15.9 million related to the construction of Sonocracking equipment and $1.7 million relating to building and infrastructure. We expect to incur approximately an additional $4 million in 2006 in connection with the fabrication and installation of our Sonocracking equipment and completion of the infrastructure associated with the 210,000 bb/day facility.

We expect that the majority of the facility construction activities will be completed by the end of August 2006, and that onsite assembly and installation of Sonocracking equipment will begin in August 2006 and will be substantially completed in September 2006. Commencement of initial commercial production is targeted for the fourth quarter of 2006, following commissioning and testing. Commencement of commercial production activities will require that Fujairah Oil Technology, LLC first finalize and implement arrangements for the construction of a pipeline from the storage tanks to the Fujairah Oil Technology, LLC facility, as well as arrangements for oil storage, purchase and sale. Delays in finalizing and implementing these arrangements could affect the overall project timing.

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

        We anticipate that our existing capital resources will be sufficient to fund our cash requirements through June, 2007 from cash presently on hand, based upon our expected levels of expenditures and anticipated needs during this period. We expect attorney fees to be reduced substantially, and we expect to reduce our expenditures for research and development. The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the commercialization of our technologies, including the successful implementation of our venture with Fujairah Oil Technology, LLC and other third parties, and the timing of future customer orders. Potential sources of additional working capital include future revenues, debt and equity financings, and proceeds from future exercises of outstanding warrants and options. Presently we have no binding commitments for additional financings. To date we have generated no material revenues from our business operations. We are unable to predict when or if we will be able to generate future revenues from commercial activities or the amounts expected from such activities.

Recent Financing Activities

On March 29, 2006, we completed a private placement to a small number of accredited investors for the sale of 4,000,000 units, each unit consisting of one share of the Company’s Common Stock and one Warrant to purchase a share of Common Stock. Each unit was sold at a price of $6.805 per share, resulting in gross proceeds at closing of $27.2 million. The Warrants are exercisable, in whole or in part, at a fixed price equal to $6.805 per share, and are exercisable for a period of 18 months following their issuance. Up to an additional $27.2 million may be generated upon exercise of warrants by these investors. On June 23, 2006 the SEC approved a registration for the resale of the common stock acquired by these investors.

In 2004 we conducted two private placements with institutional and other third party investors for the sale of units consisting of our common stock, warrants, and rights to acquire additional stock and warrants, generating net cash proceeds of approximately $4.6 million. An additional amount of approximately $3.8 million was generated in 2005, approximately $7.8 million was generated in the first quarter of 2006 from the exercise of outstanding rights and warrants, and up to approximately $2.6 million may be generated in the future if investors in the June 2004 private placements exercise all of the remaining warrants.

In December 2004 Dr. Gunnerman advanced $7 million to us as a loan. The loan is evidenced by a promissory note which bears interest at the rate of 0.5% above the 30 day “LIBOR” rate, adjusted quarterly and payable annually, and the entire principal amount is due and payable in December 2007. In April, 2006 we repaid $2 million of loan principal.

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

In addition, these forward-looking statements include, but are not limited to, statements regarding implementing our business strategy; development, commercialization and marketing of our products; our intellectual property; our estimates of future revenue and profitability; our estimates or expectations of continued losses; our expectations regarding future expenses, including research and development, sales and marketing, manufacturing and general and administrative expenses; difficulty or inability to raise additional financing, if needed, on terms acceptable to us; our estimates regarding our capital requirements and our needs for additional financing; attracting and retaining customers and employees; sources of revenue and anticipated revenue; and competition in our market.

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in “Part II, Item 1A. Risk Factors” section contained herein, as well as the risk factors described in the Company’s Form 10-Q and Form 10-Q/A for the quarter ended March 31, 2006, this report and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). These documents are available through our web site, http://www.sulphco.com, or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and that such information is accumulated and communicated to management to allow timely decisions on required disclosure. As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period.

There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, except as follows. At the end of March, 2006 we began and since such time have subsequently completed, written policies for all areas wherein material weaknesses in disclosure controls and procedures had been identified. These were submitted for review by management to the Audit Committee and the Company’s registered public accounting firm in May, 2006. The accounting staff has been apprised of these policies and the Chief Financial Officer has been charged with assigning specific tasks to accounting personnel to execute such policies. In June, 2006 we also developed a timetable for conforming to section 404 of the Sarbanes-Oxley Act within the timeframe allowed by the SEC.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

No legal proceedings have been instituted against the Company during the three months ended June 30, 2006. Except as described below, during the three months ended June 30, 2006, there have been no material developments in litigation previously reported in the Company’s Form 10-KSB for the year ended December 31, 2005. The Company believes that these cases are wholly without merit and will continue to vigorously defend itself in these matters. However, an adverse outcome may have a materially adverse effect on our financial condition or operations.

Talisman Capital Talon Fund, Ltd. v. Rudolf Gunnerman and Sulphco, Inc.; Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc. As previously reported, on June 9, 2005, our company and our CEO, Rudolf Gunnerman, were named as defendants in two separate legal actions commenced in Reno, Nevada. Though the plaintiffs, factual allegations and theories of recovery asserted in the two cases are different, they both allege claims to intellectual property belonging to us, which claims we and the other named defendants regard as wholly without merit.

Discovery in both of these cases formally concluded on May 24, 2006. In June 2006 SulphCo filed comprehensive motions for summary judgment in both cases seeking dismissal of all counts in the complaints. The plaintiffs in these cases have filed cross-motions seeking summary judgment on some of the counts in their respective complaints. The parties are now awaiting a hearing on these summary judgment motions. A tentative trial date of December 4, 2006, has been set in the Clean Fuels Technology case. A trial date has not yet been set in the Talisman case.

SulphCo, Inc. v. Alexander H. Walker, Jr. and Nevada Agency & Trust Company. On January 5, 2004, we filed a lawsuit in the Second Judicial District Court for the State of Nevada, Case No. CV04-00013, against Alexander H. Walker, Jr., our former general counsel and director, and Nevada Agency & Trust Company, our former transfer agent. The lawsuit alleges breaches of fiduciary duty, contract violations, conversion, and other related claims, in connection with the sale of shares of our common stock to Coldwater Capital, LLC and Mark Neuhaus in 2001. SulphCo claims it did not receive approximately $737,000 of the purchase price for the shares sold. The defendants have answered the complaint, generally denying the allegations and raising affirmative defenses, and cross-complaining against Coldwater Capital, LLC and Mark Neuhaus for the payment of the funds owed to SulphCo. We subsequently obtained an injunction requiring any proceeds of the sale of the SulphCo stock owned by Mr. Walker to be held by the court pending trial. This matter has been set for trial on December 4, 2006.

In The Matter of the Arbitration between Stan L. McLelland v. SulphCo, Inc. On July 12, 2005, Stan McLelland filed an arbitration demand against the Company before the American Arbitration Association. The demand alleges that Mr. McLelland was the Company’s president from August 13, 2001, until he resigned on September 12, 2001. The demand seeks to exercise stock options that had not vested prior to Mr. McLelland’s resignation. Mr. McLelland also seeks salary for the six months following his resignation and $20,000 of alleged unpaid commuting expenses, as well as attorneys' fees and costs. Discovery is closed and both parties have filed motions for summary judgment on the options issues in July 2006, and a hearing on the motions is scheduled to take place on August 25, 2006. A trial date has not yet been set.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10-Q as amended by Form 10-Q/A for the period ended March 31, 2006 (“March 2006 Filings”). An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our March 2006 Filings. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2006 Annual Meeting of Stockholders was held on June 19, 2006.  At the Annual Meeting each of our six nominees was elected to serve as a director until the next Annual Meeting of Stockholders and the SulphCo, Inc. 2006 Stock Option Plan was adopted.  The election results are as follows:

Election of Six Directors:

Name	For	Withheld
Dr. Rudolf W. Gunnerman	39,820,834	16,530
Richard L. Masica	39,820,834	7,180
Robert van Maasdijk	39,820,534	7,480
Dr. Raad Alkadiri	39,820,534	7,480
Dr. Hannes Farnleitner	39,820,834	7,180
Christoph Henkel	39,748,138	7,480

Adoption of 2006 Stock Option Plan:

For	Against	Abstain
39,726,624	416,953	12,667

Item 6.  Exhibits

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SULPHCO, INC. (Registrant)

Date: August 14, 2006	By:	/s/ Rudolf W. Gunnerman

Rudolf W. Gunnerman Chairman of the Board of Directors and Chief Executive Officer

Date: August 14, 2006	By:	/s/ Loren J. Kalmen

Loren J. Kalmen, Chief Financial Officer (Principal Financial and Accounting Officer)