Form 10-Q/A
period 2006-06-30
SULPHCO INC
filed 2006-08-23
CIK 1096560

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

SulphCo, Inc. (the "Company") is filing this Form 10-Q/A ("Amendment No. 1") to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, in order to correct mathematical errors on the balance sheets included in Part I, Item 1.

Specifically, Paid in capital as of June 30, 2006, which was incorrectly reported as $68,497,101, has been corrected to $68,301,101. Accumulated other comprehensive loss as of December 31, 2005, which was incorrectly reported as $(4,091), has been corrected to zero. Corresponding corrections were made to the totals. All changes are summarized as follows:

	June 30, 2006		December 31, 2005
	Original filing	Correction	Original filing	Correction

Paid in capital	$68,497,101	$68,301,101

Accumulated other comprehensive loss			$(4,091)	$-0-

Total stockholders’ equity (deficiency)	$24,876,785	$24,680,785	$(1,823,840)	$(1,819,749)

Total liabilities and stockholders’ equity (deficiency)	$34,463,891	$34,267,891	$8,041,145	$8,045,236

There were no other changes from the financial statements filed with the Original Filing.

This Amendment No. 1 does not amend any other items filed in the Original Filing. The Original Filing is hereby superseded and amended with respect to the information set forth in this Amendment No. 1.

PART I.

Item 1. Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEETS
June 30, 2006 and December 31, 2005
(unaudited)

	June 30, 2006	December 31, 2005
Current Assets:
Cash and cash equivalents	$16,310,160	$6,874,653
Loan and accrued interest receivable	203,985	-
Prepaid expenses and other	97,600	137,577

Total current assets	16,611,745	7,012,230

Property and Equipment (net of accumulated depreciation of $936,818)	16,208,194	397,416

Other Assets
Intangible assets (net of accumulated amortization of $30,310)	451,540	355,218
Investment in Joint Venture	947,740	139,550
Deposits	48,672	140,822
Deferred tax asset (net of valuation allowance of $10,161,791)	-	-

Total other assets	1,447,952	635,590

Total assets	$34,267,891	$8,045,236

Current Liabilities
Accounts payable and accrued liabilities	$2,921,840	$779,413
Refundable deposit	550,000	550,000
Accrued fees and interest	1,115,266	1,035,572
Related party note payable	-	500,000

Total current liabilities	4,587,106	2,864,985

Long Term Related Party Note Payable	5,000,000	7,000,000

Commitments and Contingencies	-	-

Total liabilities	9,587,106	9,864,985

Stockholders' Equity (Deficiency)
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 100,000,000 shares authorized ($0.001 par value)
72,520,910 shares issued and outstanding at March 31, 2006	72,521	60,537
Paid in capital	68,301,101	30,604,342
Stock subscriptions receivable	(744,500)	(744,500)
Deficit accumulated during the development stage	(42,944,246)	(31,740,128)
Accumulated other comprehensive loss	(4,091)	-

Total stockholders' equity (deficiency)	24,680,785	(1,819,749)

Total liabilities and stockholders' equity (deficiency)	$34,267,891	$8,045,236

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS
For the Three and Six Months ended June 30, 2006 and 2005 and from Inception
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception
	2006	2005	2006	2005	to date
Revenue
Sales	$-	$-	$-	$-	$42,967

Expenses
Selling, general, and administrative expenses	(4,632,823)	(1,447,363)	(8,107,533)	(2,667,388)	(36,072,799)
Research and development expenses	(1,651,402)	(522,180)	(2,265,832)	(977,297)	(4,374,486)
Loss on investment in joint venture	(836,944)	-	(837,720)	-	(837,720)
Loss on disposal of asset	(423)	-	(423)	-	(222,134)
Loss on impairment of asset	-	-	-	(233,900)	(233,900)

Total operating expenses	(7,121,592)	(1,969,543)	(11,211,508)	(3,878,585)	(41,741,039)

Loss from operations	(7,121,592)	(1,969,543)	(11,211,508)	(3,878,585)	(41,698,072)

Other income (expense)
Interest income	194,440	54,576	247,533	93,954	498,132
Interest expense	(114,947)	(79,213)	(240,146)	(149,963)	(984,066)
Late registration fees	-	(322,240)	-	(760,240)	(760,240)

Loss before taxes	(7,042,099)	(2,316,420)	(11,204,121)	(4,694,834)	(42,944,246)

Income tax benefit (provision)	-	-	-	-	-

Net loss	$(7,042,099)	$(2,316,420)	$(11,204,121)	$(4,694,834)	$(42,944,246)

Other comprehensive income (loss)
Foreign currency translation loss	(4,091)	-	(4,091)	-	(4,091)

Net comprehensive loss	$(7,046,190)	$(2,316,420)	$(11,208,212)	$(4,694,834)	$(42,948,337)

Loss per share - basic and diluted	$(0.10)	$(0.04)	$(0.16)	$(0.08)	$(1.07)

Weighted average shares - basic and diluted	72,520,910	56,627,718	68,937,781	56,578,552	40,256,027

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
For the Six Months ended June 30, 2006 and 2005 and from Inception
(unaudited)

	Six Months Ended June 30,		Inception
	2006	2005	to date
Cash Flows From Operating Activities
Net loss	$(11,204,121)	$(4,694,834)	$(42,944,246)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	123,039	107,512	1,008,405
Stock issued for services	1,983,550	1,091,500	9,353,067
Stock issued for interest expense	-	-	296,000
Contribution from stockholder	-	-	555,000
Loss from joint venture	837,720	-	837,720
Losses on disposal and impairment of assets	423	233,900	456,034
(Increase) decrease in receivables	(3,384)	317,800	(3,384)
(Increase) decrease in prepaid expenses	39,376	12,806	(98,201)
Increase (decrease) in accounts payable and accrued liabilities	1,684,991	(320,517)	2,464,404
Increase in refundable deposit	-	500,000	550,000
Increase in accrued fees and interest	79,811	760,240	900,796

Net cash used in operating activities	(6,458,595)	(1,991,593)	(26,624,405)

Cash Flows From Investing Activities
Advances for loan receivable	(200,000)	-	(200,000)
Purchase of property and equipment	(40,298)	(238,186)	(1,161,386)
Investment in construction-in-progress	(14,941,501)		(14,941,501)
Investments in joint ventures and subsidiaries	(1,650,000)	-	(2,011,261)
Return (payment) of deposits	92,150	10,000	(48,672)
Investments in intangible assets	(103,602)	(125,982)	(492,084)

Net cash used in investing activities	(16,843,251)	(354,168)	(18,854,904)

Cash Flows from Financing Activities
Net proceeds from issuance of stock	35,237,353	-	50,999,109
Proceeds from stock subscriptions	-	-	4,240,887
Proceeds from issuance of related party notes payable	-	-	11,000,000
Proceeds from issuance of line of credit	-	-	750,000
Return on capital	-	-	(118,427)
Principal payments on related party notes payable	(2,500,000)	-	(3,250,000)
Decrease in related party receivable	-	-	1,359,185
Payments on contract payable	-	-	(250,000)
Principal payments on line of credit	-	-	(750,000)
Principal payments on advance from related party	-	-	(2,191,285)

Net cash provided by financing activities	32,737,353	-	61,789,469

Net increase (decrease) in cash and cash equivalents	9,435,507	(2,345,761)	16,310,160

Cash and cash equivalents at beginning of period	6,874,653	9,872,839	-

Cash and cash equivalents at end of period	$16,310,160	$7,527,078	$16,310,160

Supplemental Information and non cash transactions

Total interest payments included in operations	$160,335	$149,963

The Company paid no income taxes during the three months ended June 30, 2006 and 2005.

The Company had the following noncash investing and financing activities in 2006:
Incurred fees payable for issuing securities	$330,098
Issued stock in exchange for a payable	330,215
Issued stock and options for construction-in-progress	487,725
Incurred payables for construction-in-progress	451,829
Incurred a payable for intangible assets	5,607

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

The following summarizes the reclassifications made:

Quarter ended	March, 2005	June, 2005	September, 2005	December, 2005	March, 2006
Sales, general, & administrative expenses and depreciation
Original filing	$1,478,634	$1,723,424	$1,109,738	$2,479,202	$3,770,144
Reclassifications	-258,609	-276,061	-275,196	-266,053	-294,658
Reclassified	$1,220,025	$1,447,363	$834,542	$2,213,149	$3,475,486

Research & development
Original filing	$141,515	$246,119	$655,188	$399,274	$219,771
Reclassifications	258,609	276,061	275,196	266,053	294,658
Reclassified	$400,124	$522,180	$930,384	$665,327	$514,429

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

Additional Investment Rights and Warrants for 7,866,612 shares were exercised in 2006 through June 30, generating $8,531,858. These rights and warrants relate to a June 2004 private placement.

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

On June 19, 2006 the stockholders of the Company approved the 2006 Stock Option Plan (“Plan”), which authorizes the granting of options for up to 2,000,000 shares of the Company’s common stock. The Plan is administered by an Option Committee comprised of three independent directors. Effective May 23, 2006, subject to stockholder approval of the Plan, the Option Committee granted an option for 125,000 shares to Vice Chairman of the Board Robert van Maasdijk and an option for 1,000,000 shares to Chairman and CEO Rudolf Gunnerman. Each option has a term of three years and an exercise price of $9.03 per share.

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

SULPHCO, INC. (Registrant)

Date: August 22, 2006	By:	/s/ Rudolf W. Gunnerman

Rudolf W. Gunnerman Chairman of the Board of Directors and Chief Executive Officer

Date: August 22, 2006	By:	/s/ Loren J. Kalmen

Loren J. Kalmen, Chief Financial Officer (Principal Financial and Accounting Officer)