Form 10-Q
period 2006-09-30
SULPHCO INC
filed 2006-11-14
CIK 1096560

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................September 30, 2006
OR

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

Large Accelerated Filer __	Accelerated Filer ✓	Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes __ No  ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 13, 2006
Common Stock, par value $.001	72,570,910 shares

PART I.

Item 1. Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEETS
September 30, 2006 and December 31, 2005
(unaudited)

	September 30, 2006	December 31, 2005
Current Assets:
Cash and cash equivalents	$12,086,059	$6,874,653
Loans and accrued interest receivable	345,455	-
Prepaid expenses and other	64,107	137,577

Total current assets	12,495,621	7,012,230

Property and Equipment (net of accumulated depreciation of $989,233)	274,724	397,416

Other Assets
Intangible assets (net of accumulated amortization of $37,602)	452,492	355,218
Investment in Joint Venture	113,263	139,550
Deposits	36,822	140,822
Deferred tax asset (net of valuation allowance of $10,921,480)	-	-

Total other assets	602,577	635,590

Total assets	$13,372,922	$8,045,236

Current Liabilities
Accounts payable and accrued liabilities	$3,278,624	$779,413
Refundable deposit	550,000	550,000
Accrued fees and interest	1,004,247	1,035,572
Related party note payable	-	500,000

Total current liabilities	4,832,871	2,864,985

Long Term Related Party Note Payable	5,000,000	7,000,000

Total liabilities	9,832,871	9,864,985

Commitments and Contingencies	-	-

Stockholders' Equity (Deficiency)
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 100,000,000 shares authorized ($0.001 par value)
72,570,910 shares issued and outstanding at September 30, 2006	72,571
60,536,795 shares issued and outstanding at December 31, 2005		60,537
Paid in capital	69,410,500	30,604,342
Stock subscriptions receivable	(744,500)	(744,500)
Deficit accumulated during the development stage	(65,195,060)	(31,740,128)
Accumulated other comprehensive loss	(3,460)	-

Total stockholders' equity (deficiency)	3,540,051	(1,819,749)

Total liabilities and stockholders' equity (deficiency)	$13,372,922	$8,045,236

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS
For the Three and Nine Months ended September 30, 2006 and 2005 and from Inception
(unaudited)

	Three Months Ended		Nine Months Ended
	September		September		Inception
	2006	2005	2006	2005	to date

Revenue
Sales	$-	$-	$-	$-	$42,967

Expenses
Selling, general, and administrative expenses:
Stock and options issued for services	(1,109,500)	-	(2,449,000)	(1,027,150)	(10,462,567)
Other	(2,145,893)	(834,542)	(8,913,926)	(2,470,250)	(28,865,625)
Research and development expenses:
Purchase and construction of equipment and building for commercial purposes	(1,632,379)	-	(19,163,435)	-	(19,163,435)
Other	(686,113)	(930,384)	(2,951,944)	(1,912,211)	(5,060,598)
Loss on investment in joint venture	(10,107)	-	(22,827)	-	(22,827)
Loss on disposal of asset	-	-	(423)	-	(222,134)
Loss on impairment of asset	-	-	-	(233,900)	(233,900)

Total operating expenses	(5,583,992)	(1,764,926)	(33,501,555)	(5,643,511)	(64,031,086)

Loss from operations	(5,583,992)	(1,764,926)	(33,501,555)	(5,643,511)	(63,988,119)

Other income (expense)
Interest income	142,684	52,976	390,216	146,930	640,815
Interest expense	(103,450)	(117,868)	(343,596)	(267,831)	(1,087,516)
Late registration fees	-	-	-	(760,240)	(760,240)

Loss before taxes	(5,544,758)	(1,829,818)	(33,454,935)	(6,524,652)	(65,195,060)

Income tax benefit (provision)	-	-	-	-	-

Net loss	$(5,544,758)	$(1,829,818)	$(33,454,935)	$(6,524,652)	$(65,195,060)

Other comprehensive income (loss)
Foreign currency translation loss	(4)	-	(3,460)	-	(3,460)

Net comprehensive loss	$(5,544,762)	$(1,829,818)	$(33,458,395)	$(6,524,652)	$(65,198,520)

Loss per share - basic and diluted	$(0.08)	$(0.03)	$(0.48)	$(0.12)	$(1.59)

Weighted average shares - basic and diluted	72,537,577	56,670,862	70,137,713	56,603,766	41,098,571

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
For the Nine Months ended September 30, 2006 and 2005 and from Inception
(unaudited)

	Nine Months Ended
	September 30		Inception
	2006	2005	to date
Cash Flows From Operating Activities
Net loss	$(33,454,935)	$(6,524,652)	$(65,195,060)
Adjustments to reconcile net loss to cash used in operating activities:

Depreciation & amortization	182,747	146,871	1,068,113
Stock and options issued for services	3,580,775	1,027,150	10,950,292
Stock issued for interest expense	-	-	296,000
Contribution from stockholder	-	-	555,000
Loss from joint venture	22,827	-	22,827
Losses on disposal and impairment of assets	423	233,900	456,034
Deposit used for expense	100,000		100,000
(Increase) decrease in receivables	45,897	317,800	45,897
(Increase) decrease in prepaid expenses and other	77,470	60,092	(60,107)
Increase (decrease) in accounts payable
and accrued liabilities	2,490,970	70,568	3,270,380
Increase in refundable deposit	-	550,000	550,000
Increase (decrease) in accrued fees and interest	(31,325)	760,240	789,660

Net cash used in operating activities	(26,985,151)	(3,358,031)	(47,150,964)

Cash Flows From Investing Activities
Advances for loans receivable	(391,352)	-	(391,352)
Purchase of property and equipment	(40,298)	(291,047)	(1,161,386)
Investments in joint ventures and subsidiaries	-	-	(361,261)
Return (payment) of deposits	-	10,000	(140,822)
Investments in intangible assets	(109,210)	(161,486)	(497,692)

Net cash used in investing activities	(540,860)	(442,533)	(2,552,513)

Cash Flows from Financing Activities
Net proceeds from issuance of stock	27,054,950	173,721	42,765,489
Proceeds from conversion of stock options and warrants	8,182,467		12,474,574
Proceeds from issuance of related party notes payable	-	-	11,000,000
Proceeds from issuance of line of credit	-	-	750,000
Return on capital	-	-	(118,427)
Principal payments on related party notes payable	(2,500,000)	-	(3,250,000)
Decrease in related party receivable	-	-	1,359,185
Payments on contract payable	-	-	(250,000)
Principal payments on line of credit	-	-	(750,000)
Principal payments on advance from related party	-	-	(2,191,285)

Net cash provided by financing activities	32,737,417	173,721	61,789,536

Net increase (decrease) in cash and cash equivalents	5,211,406	(3,626,843)	12,086,059

Cash and cash equivalents at beginning of period	6,874,653	9,872,839	-

Cash and cash equivalents at end of period	$12,086,059	$6,245,996	$12,086,059

Supplemental Information and non cash transactions

Total interest payments included in operations	$160,335	$228,000

The Company paid no income taxes during the nine months ended September 30, 2006 and 2005.

The Company had the following noncash investing and financing activities in 2006:
Incurred fees payable for issuing securities	$330,098
Issued stock in exchange for a payable	330,215
Incurred a payable for intangible assets	8,244

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2006 (unaudited)

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

Restatement of Construction to Research and Development

The Company’s management and its Audit Committee believe that the construction and purchase of equipment being installed in Fujairah, UAE, (see Note 4) and the building to house it, are beyond the development stage and thus not subject to expense under the Statement of Financial Accounting Standards No. 2. Accordingly, these items were capitalized in the first and second quarter of 2006 and management proposed to continue this accounting treatment for the third quarter of 2006. However, in connection with the review by the Company’s independent auditors of the financial statements for the quarter ended September 30, 2006, the auditors advised the Company that they did not agree that the construction and purchase of equipment should be capitalized, and are now requiring that these items be expensed as research and development commencing in the third quarter of 2006.  Because management believes that there has been no change in circumstances since the first or second quarter of 2006 relating to the Company’s initial decision to capitalize construction and equipment expenditures for these quarters, other than the auditor’s determination subsequent to the end of the third quarter of 2006 that for the third quarter these items should be expensed, management has determined that restatement of such amounts for the first and second quarters of 2006 is required in order to present these periods consistent with the third quarter, as follows:

	Quarter Ended March, 2006	Quarter Ended June, 2006	Six Months Ended June, 2006
Construction in progress:
Original filing	$4,675,165	$15,881,055	$15,881,055
Previous quarter restatement		(4,675,165)
Restated as research and development	(4,675,165)	(11,205,890)	(15,881,055)
Restated amount	$-0-	$-0-	$-0-

Investment in Fujairah Oil Technology:
Original filing	$938,774	$947,740	$947,740
Restated as research and development	(800,000)	(824,365)	(824,365)
Restated amount	$138,774	$123,375	$123,375

Deficit accumulated
Original filing	$35,802,149	$42,944,246	$42,944,246
Previous quarter restatement		5,475,165
Current restatement	5,475,165	11,230,890	16,706,055
Restated amount	$41,277,314	$59,650,301	$59,650,301

Accumulated other comprehensive loss
Original filing		$4,091	$4,091
Restated		(635)	(635)
Restated amount		$3,456	$3,456

Research and development:
Equipment and building construction
Original filing	$-0-	$-0-	$-0-
Restated as research and development	5,475,165	12,055,890	17,531,055
Restated amount	$5,475,165	$12,055,890	$17,531,055

Loss on investment in Fujairah Oil Technology, LLC
Original filing		$836,944	$837,720
Restated as research and development		(825,000)	(825,000)
Restated amount		$11,944	$12,720

Reclassification

For comparative purposes, certain amounts previously included in selling, general and administrative expenses have been reclassified to research and development expenses for prior periods from the beginning of 2005 through the first quarter of 2006. The reclassifications do not require any adjustments to assets, liabilities, equity, or income.

The following summarizes the reclassifications made:

Quarter ended	March, 2005	June, 2005	September, 2005	December, 2005	March, 2006
Sales, general, & administrative expenses
Original filing	$1,434,115	$1,660,431	$1,070,379	$2,479,202	$3,770,144
Depreciation & amortization (separately stated in original filing)	44,519	62,993	39,359	-	-
Reclassifications	-258,609	-276,061	-275,196	-266,053	-294,658
Reclassified	$1,220,025	$1,447,363	$834,542	$2,213,149	$3,475,486

Research & development
Original filing	$141,515	$246,119	$655,188	$399,274	$219,771
Reclassifications	258,609	276,061	275,196	266,053	294,658
Reclassified	$400,124	$522,180	$930,384	$665,327	$514,429

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, as of September 30, 2006, the Company has cash on hand of approximately $12.1 million, working capital of approximately $7.7 million, and an accumulated deficit of approximately $65.2 million.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan.

2.            Loans Receivable and Accrued Interest

On February 16, 2006 the Company committed to a loan agreement with SulphCo KorAsia (formerly known as OIL-SC, Ltd.) of South Korea. The agreement called for advances of $50,000 per month through May 15, 2006. A total of $150,000 was advanced through May, 2006. An additional $50,000 was advanced June 6, 2006, with a revision to the loan agreement that the full $200,000 in advances and related interest would be immediately repaid from revenues or from proceeds of any equity financings. Interest accrues at Prime rate plus 1%. Although SulphCo KorAsia has never had material revenue streams, the Company believes that the full amounts of principal and interest will be collected and that no allowance for doubtful collection is necessary. Also the Company holds a refundable deposit of SulphCo KorAsia as summarized in Note 6.

On July 10, 2006 the Company advanced $191,352 (690,000 Dirhams) to Fujairah Oil Technology, LLC to more easily pay for Company expenditures. Funds totaling 187,394 Dirhams have been expended by Fujairah Oil Technology, LLC on behalf of the Company. The net result of 502,606 Dirhams is reflected as a loan receivable. The dollar amount has been adjusted to $136,799 which includes a foreign currency transaction loss of $3,554.

3.             Property and Equipment

The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation:

	September 30, 2006	December 31, 2005
Equipment in Nevada	$923,884	$911,438
Computers	199,582	176,226
Office furniture	57,116	54,517
Leasehold improvements	83,375	83,375
	1,263,957	1,225,556
Less: Accumulated depreciation	(989,233)	(828,140)
Total	$274,724	$397,416

Depreciation expense was $52,415 and $162,567 for the three and nine months ended September 30, 2006, respectively, and $35,534 and $137,097 for the three and nine months ended September 30, 2005, respectively.

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

The LLC’s operations began in 2006. In the nine months ended September 30, 2006 its financial activities consisted primarily of leasing office space, and acquiring leasehold improvements and office furniture and equipment. The lease commenced March 15, 2006. There was a loss of 167,735 Dirhams of which 50% (US $22,827) has been reflected by the Company.

The Company entered into an agreement to construct a building for $1.6 million for the LLC operations. Subsequently the building plans were expanded requiring an additional $600,000 for construction. The Company has paid $1.65 million to the construction company. Although it is anticipated that the cost of the building will be borne by the LLC, there is no agreement currently in place. As specified in Note 1 the Company expensed the entire investment in the building as research and development as required by its independent auditors.

The Company’s 50% share of distributions made by the joint venture will also be subject to other costs and expenses incurred directly by the Company from time to time, including commissions payable directly by the Company to third parties, presently estimated at up to 20% of the Company’s net joint venture profits.

As of September 30, 2006, and for the nine months then ended, the LLC had the following condensed balance sheet and operating statement converted to US dollars:

Condensed Balance Sheet, September 30, 2006:
Current assets	$254,891
Depreciable assets (net)	106,801
Other assets	1,633
Total assets	$363,325

Current liabilities	$136,799
Members’ equity	_ _226,526
Total liabilities and members’ equity	$363,325

Operating Statement, Nine Months Ended September 30, 2006:
Revenue	$-0-
Operating expenses	(42,257)
Non-operating expense	(3,397)
Net loss	$(45,654)

Operating Statement, Three Months Ended September 30, 2006:
Revenue	$-0-
Operating expenses	_ (20,214)
Net loss	$(20,214)

A foreign currency translation loss of $3,460 has also been recognized as other comprehensive loss relative to this investment for the nine months ended September 30, 2006.

5.             Deposits

The Company had a deposit of $36,822 as of September 30, 2006 on the lease of facilities in Nevada.

6.             Refundable Deposit

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

7.             Note Payable

The Company’s note payable as of September 30, 2006 is as follows:

On December 31, 2004, under the Board’s approval, the Company borrowed $7,000,000 in the form of a long-term note from the Chairman and CEO. Interest on the note is adjusted quarterly based on a London Inter-Bank Offering Rate (“LIBOR”) plus 0.5% per annum, with payments due on December 31 of 2005, and 2006, and the remaining accrued interest and principal due on December 31, 2007 when the note matures. On May 15, 2006, under Board approval, the Company paid $2,000,000 in principal on the note. Also the accrued interest through May 15, 2006 of $133,809 was paid. As of September 30, 2006, interest payable of $93,136 has been accrued on this note at the adjusted rate for the quarter of 5.84625%. Beginning October 1, 2006 the rate was adjusted to 5.8225%.

8.             Capital Stock

Other than the compensation transactions disclosed in Note 10 and the related party transactions disclosed in Note 12, the Company had the following transactions related to its common stock during the nine months ended September 30, 2006:

Additional Investment Rights and Warrants for 7,866,612 shares were exercised in 2006 through September 30, generating $8,531,858. These rights and warrants relate to a June 2004 private placement.

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

The Company is obligated to pay $760,240 in late registration fees due to the registration statement related to a private placement in June of 2004 not having become effective on time, as per the agreement with the investors. The agreement requires the Company to pay late registration fees to the selling security holders at the rate of 2% per month of the invested amount if the registration covering the placement shares is not declared effective by the SEC within 90 days of the date of the investment. As of September 30, 2006, the full amount of fees has been accrued plus $150,871 of accrued interest at 18% per annum on the balance of unpaid fees since the registration date. The registration statement was declared effective by the SEC on June 27, 2005.

9.             Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options and unvested shares of restricted stock. Options to purchase 7,256,980 and 10,019,508 shares of common stock were not included in the September 30, 2006 and 2005 computations of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

10.           Stock Plans and Share-Based Compensation

The Company records compensation in the form of grants of common stock and options for common stock at fair value in accordance with the Statement of Financial Accounting Standards No. 123 R.

Effective January 1, 2006 in consideration of Michael Applegate’s agreement to join the Company as Chief Operating Officer, he was granted 50,000 restricted shares of the Company’s common stock valued at $636,000 or $12.72 per share, the closing value on January 3, 2006, the first trading day after the effective date of the contract. This grant vested at the end of the 90 day period beginning January 1, 2006 and is thus an expense for the first quarter of 2006.

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

On March 29, 2006 the Company entered into a contract with Mustang International, L.P. (“Mustang”) for program management, engineering, procurement, construction management, and other services to be performed. Initially it oversees engineering and construction for the project in Fujairah, United Arab Emirates. Its fee for these services includes stock grants and options as follows: (i) 17,500 of the Company’s shares of common stock, with a provision for reimbursement to the Company by Mustang of the value of the grant if the contract is terminated by Mustang, and (ii) options to acquire 52,500 shares of the Company’s common stock at $6.00 per share, exercisable by April 1, 2010. The value of these services is included in research and development expense as it relates to plant and equipment construction-in-progress which has been restated (see Note 1). The 17,500 shares are valued at the $7.44 closing price on March 29, 2006, or $130,200. The options were valued at $357,525 based on the Black-Scholes valuation model using the assumptions described below.

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

Dr. Gunnerman’s option provides that he may not exercise it until the Company has reported at least $50 million in annual revenues or there is a “change in control” of the Company as defined in the Plan. This option was valued at $3.72 million based on the Black-Scholes valuation model using the assumptions described below. This is restated from the amount of $5.5 million reported in the quarter ending June 30, 2006, as the term of the option previously used in the calculation was for the full term of the option. It should have been for the expected term of 646 days based upon the history of employees of the Company exercising options.

For purposes of determining the period over which Dr. Gunnerman’s option will be expensed, the Company had made the assumption in the second quarter of 2006 that it would generate at least $50 million in revenue by the end of the first quarter of 2007. The Company now assumes that such revenue will be generated by the end of the second quarter of 2007. The option value is being expensed pro-rata over the period from the effective grant date of June 19, 2006, to June 30, 2007, the implicit vesting period. In the second quarter of 2006, $212,000 was expensed based on the value previously calculated. The second quarter expense as recalculated is $144,000. The difference of $68,000 is considered immaterial enough to leave the second quarter as reported and adjust the third quarter accordingly. For the third quarter of 2006, $901,000 of the option value is the calculated expense which is reduced to $833,000 due to the $68,000 recalculation of the second quarter.

The timing and amount of revenues generated by the Company is subject to various risks and uncertainties. For further information regarding risks and uncertainties, please refer to the other information in this Report together with previous reports on Form 10-KSB for the year ended December 31, 2005, and Form 10-Q for the quarter ended March 31, 2006.

On August 16, 2006 the Company granted to Edward E. Urquhart 50,000 restricted shares of common stock valued at $5.53 per share, the closing price that day, the effective date of his appointment to the Board of Directors, for services valued at $276,500.

The tables below describe the assumptions used in the Black-Scholes calculations for valuing options. In every case expected volatility is based upon calculated historical volatility of Company stock over the same term or expected term used to calculate the option value.

For options fully vested when issued:
	Nardi	Mustang	van Maasdijk
Dates of options	2/28/06 & 3/31/06	3/29/06	6/19/06
Term	One year	to 4/1/10	to 5/22/09
Expected volatility	129% - 131%	162%	147%
Expected dividends	None	None	None
Risk-free interest rate	5%	5%	5.2%
Discount for post-vesting restrictions	None	None	None

For Dr. Gunnerman’s option:
Date of option	6/19/2006
Term	to 5/22/09
Expected term used to calculate value	646 Days
Expected volatility	117%
Expected dividends	None
Risk-free interest rate	5.2%
Discount for post-vesting restrictions	None

11.          Commitments and Contingencies

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist mainly of cash equivalents. The Company maintains amounts in three U.S. accounts, two checking accounts and a money market account on deposit with two financial institutions, which exceed federally insured limits by approximately $11.74 million at September 30, 2006, and an account in Saudi Arabia. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

At September 30, 2006 the Company has a $550,000 refundable deposit in connection with an agreement with KorAsia (formerly OIL-SC) for a pilot plant in South Korea. Until KorAsia accepts in writing the results of the pilot plant, the $550,000 is refundable at their option. The Company has agreed to receive the remaining payment of $450,000 within seven days after the first commercial license agreement for the Sonocracking™ technology between the Company and a Korean refining company, provided that KorAsia uses the funds for continued marketing activities regarding the Sonocracking technology in Korea.

The Company has committed to spend approximately $20 million for the production of equipment for the Fujairah project. Through September 30, 2006 $17,513,435 million has been incurred. The Company expects these processors will be operational prior to December 31, 2006, and has included their costs in property and equipment as construction-in-progress.

There are various claims and lawsuits pending against the Company arising in the normal course of the Company’s business. Although the amount of liability at September 30, 2006, cannot be ascertained, management is of the opinion that these claims and lawsuits will not materially affect the Company’s financial position. We have and will continue to devote significant resources to our defense, as necessary.

In the case Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., which is now styled EcoEnergy Solutions, Inc. v. Rudolf W. Gunnerman, et al., the court has issued its ruling on cross-motions for summary judgment. The court granted summary judgment in favor of Dr. Gunnerman on a claim against him for unjust enrichment. The court also dismissed the plaintiff’s fraud claims against Dr. Gunnerman and Peter Gunnerman. The court granted partial summary judgment to the plaintiff concerning two legal issues in dispute; however, the court did not grant plaintiff summary judgment on any of the claims in its Complaint. One of the two issues involved whether a particular document partially signed by the Clean Fuels Technology Board of Directors was valid, and the other issue involved whether a license agreement between Dr. Gunnerman and the plaintiff was amended in 2003 to modify the scope of the license agreement. A trial date of December 4, 2006, has been set.

As disclosed in Form 10-Q for the second quarter of 2006, the case SulphCo, Inc. v. Alexander H. Walker, Jr. and Nevada Agency & Trust Company has been set for trial on December 4, 2006. In this case the Company claims it did not receive approximately $737,000 of the purchase price for the shares sold.

The Company entered into an agency agreement with Atlas Commercial Holdings, LLC on July 25, 2006 to advise and assist the company with establishing and implementing an ongoing business venture with Petrobras (Brazil).  The Company shall pay to Atlas a transaction fee equal to ten percent of the net income received by the company from any transaction with Petrobras in respect of net income which accrues to the company through and including December 31, 2016.

The Company has agreed to a commission for ten percent of the net income to be received by the Company from the operations in Fujairah if an oil contract is secured.

12.          Related Party Transactions

Under agreements entered into on July 1, 2004, and July 1, 2005, the Company was obligated to pay a consulting fee of $480,000 annually to RWG, Inc., a company wholly owned by Dr. Rudolf Gunnerman, the Chairman and CEO. Effective November 1, 2004, this amount was reduced by mutual agreement from $40,000 to $30,000 per month until the Company received substantial additional funds. On May 8, 2006, the Company’s Board of Directors approved the reinstatement of RWG, Inc.’s consulting fees to $40,000 per month effective April 1, 2006. Under the agreement $90,000 and $120,000, respectively, were paid during the first and second quarters of 2006. The agreement terminated on July 1, 2006, and on July 5, 2006 the Board of Directors approved a new agreement effective July 1, 2006, wherein the Company is obligated to pay RWG, Inc. $40,000 per month through June 30, 2007. Under the new agreement, RWG, Inc. was also entitled to receive amounts it previously waived under prior engagement agreements, totaling $170,000. This amount was accrued at June 30, 2006 and paid in July, 2006.

See Note 10 for share-based payments to Michael Applegate, an officer, and Michael Heffner, a director.

Dr. Rudolf Gunnerman personally granted to Mr. Kirk Schumacher, upon his termination December 28, 2004, an option to acquire 100,000 shares of the Company’s Common Stock owned by Dr. Gunnerman at an exercise price of $0.55 per share. That option was exercised in February 2006. As Dr. Gunnerman is the Chairman, CEO, and controlling shareholder of the Company, the Company recognized an expense in 2004 of $555,000, the difference between the exercise price of the option and the market price on the date of grant on December 28, 2004. Mr. Schumacher takes the position that the options received in 2004 were not for compensation for tax purposes.  The Company is maintaining an accrued liability for payroll taxes until it is reasonably certain of its position.

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

The Company had a short-term note payable due to the Chairman and CEO Dr. Rudolf Gunnerman in the amount of $500,000. The note carried an annual interest rate of 8%, payable quarterly, and matured on the earlier of December 30, 2006, or upon the demand of Dr. Gunnerman. The note was paid in full on May 15, 2006. Interest of $10,000 was paid for the first quarter of 2006 and $5,000 for the second quarter of 2006 when paid in full.

See Note 7 for other related party debt and interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

As a development stage company, we have not generated any material revenues since we commenced our current line of business in 1999. We anticipate generating material revenue on a sustained basis beginning in the first quarter of 2007 when we have successfully commercialized our Sonocracking™ technology. When we emerge from the development stage, our reporting will change to reflect costs of sales against revenues. As revenue increases and prior tax losses are offset, the deferred tax estimate will require revision.

As indicated in footnote 1 of our financial statements, our management and Audit Committee believe that the construction and purchase of equipment being installed in Fujairah, UAE and the building to house it, are beyond the development stage and thus not subject to expense under accounting standards. Accordingly, these items were capitalized in the first and second quarter of 2006 and management proposed to continue this accounting treatment for the third quarter of 2006. However, in connection with the review by our independent auditors of the financial statements for the quarter ended September 30, 2006, the auditors advised us that they did not agree that the construction and purchase of equipment should be capitalized, and are now requiring that these items be expensed as research and development commencing in the third quarter of 2006. Therefore, our third quarter results of operations reflect accounting treatment recommended by our independent auditors.  Because we believe that there has been no change in circumstances since the first or second quarter of 2006 relating to our initial decision to capitalize construction and equipment expenditures for these quarters, other than the auditor’s determination subsequent to the end of the third quarter of 2006 that for the third quarter these items should be expensed, we have determined that restatement of such amounts for the first and second quarters of 2006 is required in order to present these periods consistent with the third quarter.

Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005

Research and Development Expenses

For the three and nine months ended September 30, 2006, we incurred approximately $2.3 million and $22.1 million, respectively, related to research and development of our Sonocracking™ technology. These compare to approximately $930,000 and $1,912,000, respectively, for comparable periods in 2005 as reclassified (see note 1 of the financial statements). Approximately $19.1 million and $1.6 million for the respective periods were spent on building construction and construction, purchase, and installation of equipment in Fujairah, UAE. Approximately $1.1 million in construction of a testing unit to be utilized in Austria was expensed in the second quarter of 2006.

For the three and nine months ended September 30, 2006, approximately $181,000 and $576,000, respectively, represent amounts paid to our engineers and other research and development employees as wages and related benefits and for design and testing of our Sonocracker™ units. For those periods approximately $311,000 and $1,758,000, respectively, were incurred for the procurement of control panels, probes, centrifuges, and generators related to the ongoing research and development of our units. The remainder of our research and development costs are recurring monthly expenses related to the maintenance of our warehouse facilities.

We expect our research and development expenses to decrease significantly as we successfully transition into generating sustained revenue. Thereafter, research and development will continue as needed to enhance our technology.

Selling, General and Administrative Expenses

For the three and nine months ended September 30, 2006, we incurred approximately $3,255,000 and $11,363,000, respectively, in selling, general and administrative expenses. These compare to approximately $835,000 and $3,502,000, respectively for comparable periods in 2005 as reclassified (see note 1 of the financial statements).

Legal fees were approximately $987,000 and $4,260,000 for the three and nine months ended September 30, 2006, respectively, reflecting increases over comparable periods in 2005 of approximately $864,000 and $3,860,000, respectively. These increases were primarily due to litigation fees relating to the lawsuits against us. We expect to continue to incur significant litigation fees relating to these lawsuits through the end of 2006.

Consulting fees, payroll and related expenses were approximately $1,306,000 and $3,752,000 for the three and nine months ended September 30, 2006, respectively, reflecting increases over comparable periods in 2005 of approximately $916,000 and $2,348,000, respectively. Salaries in the nine month periods include grants of 50,000 shares to new officers, $636,000 in the first quarter of 2006 and $204,000 in the first quarter of 2005. In the second and third quarters of 2006, $1,045,000 in stock option expense was incurred with related payroll taxes of approximately $13,000. Excluding the stock grants and options, our consulting fees, payroll and related expenses increased 21% and 73% for the respective periods which reflect the increased number and quality of our work force.

Travel and travel related expenses were approximately $366,000 and $924,000 for the three and nine months ended September 30, 2006, respectively, reflecting increases over comparable periods in 2005 of approximately $261,000 and $607,000, respectively. These increases were due to meetings of the Board of Directors, meetings with the European manufacturers of our equipment, and meetings with our joint venture partner in Fujairah, United Arab Emirates.

Director fees were $276,500 and $1,404,000 for the three and nine months ended September 30, 2006, respectively, reflecting increases over comparable periods in 2005 of $276,500 and $669,500. Director fees in these periods represent grants to each new director of 50,000 shares each and a grant of options to Robert van Maasdijk, a director, in the second quarter of 2006. Specifically, in the first quarter of 2005, 50,000 shares valued at $273,500 were granted; in the second quarter of 2005, 100,000 shares valued at $461,000 were granted; in the first quarter of 2006, 50,000 shares valued at $440,000 were granted; in the second quarter of 2006, options valued at $687,500 were granted to acquire 125,000 shares; and in the third quarter of 2006, 50,000 shares valued at $276,500 were granted.

The remainder of the amounts incurred relate to normal recurring operating expenses such as lease expense, utilities, marketing, and investor relations.

Interest Expense

Interest expense was approximately $103,000 and $344,000 for the three and nine months ended September 30, 2006, respectively. These reflect a decrease of approximately $14,000 or 12% for the comparable three month periods and an increase of approximately $76,000 or 28% for the comparable nine month periods. The decrease for the three month periods is primarily a result of the payments of debt principal to Dr. Rudolf Gunnerman in the second quarter of 2006. This included paying off a $500,000 note bearing interest of 8% and paying $2,000,000 against the $7,000,000 note which has a variable interest rate (5.84625% during the third quarter of 2006). The increase for the nine month periods consists of an increase of approximately $29,000 due to the interest on the late registration (see “Late Registration” below) which began accruing at the end of June, 2005, and the result of quarterly increases in the interest rate on the $7,000,000 note payable to Dr. Gunnerman, as the rate is indexed to a LIBOR rate.

Late Registration

In accordance with the terms of our 2004 private placement, we accrued late fees of approximately $760,000, during the first two quarters of 2005, due to a delay in the effective date of our registration statement filed with the SEC. Our registration statement was declared effective by the SEC in June 2005. Accordingly, we have not accrued any such amounts for 2006 other than interest of approximately $90,000 ($30,000 per quarter) which accrues on the unpaid amount at the rate of 18% per annum. However, as of the date of this report no formal demands have been made by investors to pay these fees.

Depreciation and Amortization

For the three and nine months ended September 30, 2006, exclusive of construction-in-progress, we expended approximately $8,000 and $156,000, respectively, for equipment and to maintain exclusivity for the sale and/or licensing of our Sonocracking™ technology in the United States and abroad. Our depreciation and amortization expense related to these additions, and to our previously capitalized equipment and rights, for the three and nine months ended September 30, 2006 were approximately $60,000, and $183,000, respectively, reflecting increases relative to the comparable three and nine month periods in 2005 of approximately $20,000 and $36,000, respectively. We expect to continue our pursuit of exclusive distribution and licensing of our technology and purchasing equipment for the manufacture and upgrading of our Sonocracking technology.

Loss on Impairment of Asset

In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long Lived Assets we determined in the first quarter of 2005 that a previously capitalized prototype no longer reflected the value of our commercially viable technology, resulting in an impairment loss of approximately $234,000. There were no comparable items in subsequent periods through September 30, 2006.

 Net Loss

We incurred net losses of approximately $5.5 million and $33.5 million for the three and nine month periods ending September 30, 2006, respectively, compared to approximately $1.8 million and $6.5 million, respectively, for comparable periods in 2005. These increases in net loss in the 2006 periods primarily reflect the construction and purchase of building and equipment which has been expensed as research and development in 2006, as indicated above under the heading Research and Development.

Liquidity and Capital Resources

Fujairah Oil Technology, LLC Project

In December 2005 we formed Fujairah Oil Technology, LLC, a 50/50 joint venture with the Government of Fujairah, one of the United Arab Emirates. Under the terms of the joint venture, SulphCo is responsible for contributing its Sonocracking unit, and operation and maintenance of the Fujairah facility is the responsibility of the joint venture. Our present timetable calls for sustained commercial operation to begin in the first quarter of 2007. Until Fujairah Oil Technology, LLC generates revenues, operating expenses of the Fujairah Sonocracking facility are expected to be funded from capital contributions of the partners. We do not expect to have material operating expense until commercial operations commence.

During the first three quarters of 2006 we incurred approximately $19.2 million of expenditures relating to the startup of the Fujairah facility, including $17.5 million related to the construction of Sonocracking equipment and $1.7 million relating to building and infrastructure. We expect to incur approximately an additional $1.2 million in 2006 in connection with the fabrication and installation of our Sonocracking equipment and completion of the infrastructure associated with the 210,000 bb/day facility.

The majority of the facility construction activities have been completed. Onsite assembly and installation of Sonocracking equipment has begun, and we expect that assembly and installation of the initial five units with a processing capacity of 150,000 barrels per day will be substantially completed in November 2006 with an additional 30,000 barrels per day of capacity by December 2006. Commissioning and testing is expected to commence in December 2006, including the testing of Sonocracking units on a sustained basis with crude oil. The seventh 30,000 bbl/day unit has been held back in Europe to be used for testing, and we expect to add a seventh unit in the first quarter of 2007. Commencement of initial commercial production is targeted for the first quarter of 2007, following commissioning and testing. Commencement of commercial production activities will require that Fujairah Oil Technology, LLC complete arrangements for the construction of a pipeline from the storage tanks to the Fujairah Oil Technology, LLC facility, as well as arrangements for oil storage, purchase and sale. We expect that the pipeline construction and arrangements for oil storage will be completed by the end of this year and that firm commitments for the purchase and sale of oil will be in place shortly thereafter. Delays in finalizing and implementing these arrangements could affect the overall project timing.

Due to the inherent complexities involved in the installation of a facility of this magnitude, and because the Fujairah facility will be the first commercial installation of its kind utilizing our Sonocracking technology, there have been delays in our timetable for completing the construction, installation and commission of this facility, and there may be further delays in our current timetable, which will in turn affect the timing and availability of revenues. In addition, future costs and expenses are estimates, and therefore our costs may vary significantly from current estimates.

Liquidity

Working capital at September 30, 2006, was approximately $7.7 million. Current assets as of such date approximately $12.5 million, consisted primarily of cash and cash equivalents of approximately $12.1 million. Current liabilities of approximately $4.8 million as of such date consisted primarily of accounts payable and accrued liabilities of approximately $3.3 million and accrued fees and interest of $1 million. Accounts payable and accrued liabilities include legal fees related to pending litigation of approximately $2 million and equipment construction and installation costs of approximately $740,000. Accrued fees and interest include approximately $910,000 of late fees and interest relating to delays in the effective date of an SEC registration statement in 2004 and 2005 relating to our 2004 private placement. However, no formal demands have been made by investors to pay these late fees.

We anticipate that our existing capital resources will be sufficient to fund our cash requirements through June, 2007 from cash presently on hand, based upon our expected levels of expenditures and anticipated needs during this period. We expect attorney fees to be reduced substantially beginning in the first quarter of 2007, and we expect to reduce our expenditures for research and development. The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the commercialization of our technologies, including the successful implementation of our venture with Fujairah Oil Technology, LLC and other third parties, and the timing of future customer orders. Potential sources of additional working capital include future revenues, debt and equity financings, third party lease financing of Sonocracking equipment and components, and proceeds from future exercises of outstanding warrants and options. Presently we have no binding commitments for additional financings. To date we have generated no material revenues from our business operations. We are unable to predict when or if we will be able to generate future revenues from commercial activities or the amounts expected from such activities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and that such information is accumulated and communicated to management to allow timely decisions on required disclosure. As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period, except as follows. In September 2006 management executed and delivered a stock option agreement to an optionee under the 2006 Stock Option Plan.  However, the accounting department was not advised that this agreement was entered into until after the end of the September 30 quarter.  Management has subsequently instituted a new internal control requiring the Option Committee to immediately inform the Chief Financial Officer of any actions taken regarding the granting of stock options under the Plan.  This new procedure is in addition to existing procedures requiring executed contracts to be supplied to the accounting department. It was determined after the end of the quarter that this stock option agreement should not be reflected as a third quarter transaction as the grant was made subject to ratification by the Board of Directors, which had not occurred as of September 30, 2006.

There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, except as follows. We added additional procedures relating to the review of computations for quarterly and annual financial statements prior to submission to the SEC. We have also proceeded with our efforts to conform to section 404 of the Sarbanes-Oxley Act within the timeframe allowed by the SEC. We have also added an additional procedure regarding internal reporting of stock option grants, described in the preceding paragraph.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

No legal proceedings have been instituted against the Company during the three months ended September 30, 2006. Except as described below, during the three months ended September 30, 2006, there have been no material developments in litigation previously reported in the Company's Form 10-KSB for the year ended December 31, 2005, or in its quarterly reports on Form 10-Q for the quarters ended March 31, 2006, or June 30, 2006. The Company believes that these cases are wholly without merit and we will continue to vigorously defend ourself in these matters. However, an adverse outcome may have a materially adverse effect on our financial condition or operations.

Talisman Capital Talon Fund, Ltd. v. Rudolf Gunnerman and Sulphco, Inc.; Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc. As previously reported in our Form 10-KSB for the year ended December 31, 2005, and Form 10-Q for the quarters ended March 31, 2006, and June 30, 2006, on June 9, 2005, our company, our CEO, Rudolf Gunnerman, and our President, Peter Gunnerman, were named as defendants in two separate legal actions commenced in Reno, Nevada. Though the plaintiffs, factual allegations and theories of recovery asserted in the two cases are different, they both allege claims to “sulfur removal technology” originally developed by Professor Teh Fu Yen and Dr. Gunnerman with financial assistance provided by Dr. Gunnerman, and subsequently assigned to us, which claims we and the other named defendants regard as wholly without merit.

Discovery in both of these cases formally concluded on May 24, 2006. Summary judgment motions by both parties are still pending in the Talisman case. The court in the Clean Fuels Technology matter, which is now styled EcoEnergy Solutions, Inc. v. Rudolf W. Gunnerman, et al., has issued its ruling on cross-motions for summary judgment. The court granted summary judgment in favor of Dr. Gunnerman on a claim against him for unjust enrichment. The court dismissed the plaintiff's fraud claims against Dr. Gunnerman and Peter Gunnerman. The court granted partial summary judgment to the plaintiff concerning two legal issues in dispute; however, the court did not grant plaintiff summary judgment on any of the claims in its Complaint. One of the two issues involved whether a particular document partially signed by the Clean Fuels Technology Board of Directors was valid, and the other issue involved whether a license agreement between Dr. Gunnerman and the plaintiff was amended in 2003 to modify the scope of the license agreement. A trial date of December 4, 2006, has been set in the EcoEnergy case.  A trial date has not yet been set in the Talisman case.

In The Matter of the Arbitration between Stan L. McLelland v. SulphCo, Inc. On July 12, 2005, Stan McLelland filed an arbitration demand against the Company before the American Arbitration Association. The demand alleges that Mr. McLelland was the Company's president from August 13, 2001, until he resigned on September 12, 2001. The demand seeks to exercise stock options that had not vested prior to Mr. McLelland's resignation. Mr. McLelland also seeks salary for the six months following his resignation and $20,000 of alleged unpaid commuting expenses, as well as attorneys' fees and costs. Discovery is closed, and the arbitrator recently denied the parties’ cross-motions for summary judgment on the options issue. The date for the arbitration hearing has not been set.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2006, we sold unregistered securities in the following transactions.

In consideration of Edward E. Urquhart’s agreement to join our Board of Directors in August 2006, we agreed to grant to Mr. Urquhart 50,000 shares of our common stock valued at $5.53 per share, for an aggregate value of $276,500. The number of shares issued is based our policy of issuing 50,000 shares of our common stock to non-employee directors upon joining our board of directors.

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

SULPHCO, INC.

Date: November 14, 2006	By:	/s/ Rudolf W. Gunnerman

Rudolf W. Gunnerman Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Loren J. Kalmen

Loren J. Kalmen, Chief Financial Officer (Principal Financial and Accounting Officer)