Form 10-Q/A
period 2006-03-31
SULPHCO INC
filed 2007-03-27
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
_____

Amendment No. 2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No ___

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, or a non-accelerated filer. See definition of “accredited filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ___    Accelerated Filer   X      Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ___  No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class Common Stock, par value $.001	Outstanding at March 21, 2007 76,355,478 shares

EXPLANATORY NOTE

SulphCo, Inc. (the "Company") is filing this Form 10-Q/A ("Amendment No. 2") to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, in order to refile in its entirety Part I. Item 1, Financial Statements, to charge as research and development expense, the costs associated with test facility in Fujairah under construction since 2006.

In connection with the preparation of the Company’s unaudited financial statements at March 31, 2006, and June 30, 2006, and for the periods then ended, the Company’s management, at the time, and its Audit Committee originally concluded that the construction and purchase of equipment being installed in Fujairah, UAE, and the building to house it, were beyond the development stage and thus not subject to expense under the Statement of Financial Accounting Standards (“FAS”) No. 2. Accordingly, these items were capitalized in the first and second quarters of 2006. By the third quarter, however, the Company's management reassessed its capitalization of the equipment and its related building for the Fujairah facility and determined that it was not appropriate to continue capitalization of costs incurred on this project. This judgment was based on the difficulties ultimately reported on the construction of the facility, the long delays in the readiness for commercial operations, and the absence of a commercial history for this type of facility. Specifically, the Company had yet to complete the following:

•	Building and infrastructure.
•	Successful testing of the probe transducer assembly.
•	Contracting for testing oil and trucking thereof.

The inability to achieve these specified goals cast doubt on the Company's original assessments of the project that commenced since the year ended December 31, 2005, and the original judgments of compliance with criteria under FAS No. 2 and the capitalization of costs for what was a test facility, rather than one ready for full commercial operation. Accordingly, the Company determined that it is appropriate to restate and write off these construction costs in the first two quarters of 2006 to research and development expense.

Additionally the Company discovered that it had reflected the full value of options issued to Mustang International, L.P. rather than allocating them over the service period. As these services were originally capitalized as part of construction, the restatement includes the necessary adjustments to expense them over the service period from April through September 2006.

This Amendment No. 2 also amends Part I. Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part I. Item 4, Controls and Procedures. The Original Filing is hereby superseded and amended with respect to the information set forth in this Amendment No. 2.

PART I

Item 1.   Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEETS
March 31, 2006 and December 31, 2005
(unaudited)

	March 31, 2006	December 31, 2005
	(restated)
Current Assets:
Cash and cash equivalents	$35,193,006	$6,874,653
Loan and accrued interest receivable	100,547	-
Prepaid expenses and other	96,572	137,577

Total current assets	35,390,125	7,012,230

Property and Equipment (net of accumulated depreciation of $885,786)	360,418	397,416

Other Assets
Intangible assets (net of accumulated amortization of $23,088)	437,626	355,218
Investment in Joint Venture	138,774	139,550
Deposits	48,672	140,822
Deferred tax asset (net of valuation allowance of $10,347,231)	-	-

Total other assets	625,072	635,590

Total assets	$36,375,615	$8,045,236

Current Liabilities
Accounts payable and accrued liabilities	$1,570,077	$779,413
Refundable deposit	550,000	550,000
Accrued fees and interest	1,231,595	1,035,572
Related party note payable	500,000	500,000

Total current liabilities	3,851,672	2,864,985

Long Term Related Party Note Payable	7,000,000	7,000,000

Commitments and Contingencies	-	-

Total liabilities	10,851,672	9,864,985

Stockholders' Equity (Deficiency)
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 100,000,000 shares authorized ($0.001 par value)
72,470,910 shares issued and outstanding at March 31, 2006	72,471	60,537
Paid in capital	67,115,761	30,604,342
Stock subscriptions receivable	(744,500)	(744,500)
Deficit accumulated during the development stage	(40,919,789)	(31,740,128)

Total stockholders' equity (deficiency)	25,523,943	(1,819,749)

Total liabilities and stockholders' equity (deficiency)	$36,375,615	$8,045,236

The Accompanying notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS
For the Three Months ended March 31, 2006 and 2005 and from Inception
(unaudited)

	Three Months Ended
	March 31		Inception
	2006	2005	to date
	(restated)		(restated)
Revenue
Sales	$-	$-	$42,967

Expenses
Selling, general, and administrative expenses	(3,475,486)	(1,220,025)	(30,366,599)
Research and development expenses:
Fujairah test facility	(5,117,640)	-	(5,117,640)
Other	(514,429)	(400,124)	(3,697,238)
Loss on disposal of asset	-	-	(221,711)
Loss on impairment of asset	-	(233,900)	(233,900)

Total operating expenses	(9,107,555)	(1,854,049)	(39,637,088)

Loss from operations	(9,107,555)	(1,854,049)	(39,594,121)

Other income (expense)
Interest income	53,092	39,377	303,691
Interest expense	(125,199)	(70,750)	(869,119)
Late registration fees	-	(438,000)	(760,240)

Loss before taxes	(9,179,662)	(2,323,422)	(40,919,789)

Income tax benefit (provision)	-	-	-

Net loss	$(9,179,662)	$(2,323,422)	$(40,919,789)

Loss per share - basic and diluted	$(0.14)	$(0.04)	$(1.05)

Weighted average shares - basic and diluted	65,354,635	56,529,385	38,934,386

The Accompanying notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
For the Three Months ended March 31, 2006 and 2005 and from Inception
(unaudited)

	Three Months Ended
	March 31		Inception
	2006	2005	to date
Cash Flows From Operating Activities	(restated)		(restated)
Net loss	$(9,179,662)	$(2,323,422)	$(40,919,789)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	63,312	44,519	948,678
Stock and options issued for services	1,214,250	509,675	8,583,767
Stock issued for interest expense	-	-	296,000
Contribution from stockholder	-	-	555,000
Loss from joint venture	776	-	776
Loss on disposal of subsidiary	-	-	221,711
Loss on impairment of asset	-	233,900	233,900
Deposit used for expense	100,000		100,000
(Increase) decrease in receivables	(547)	317,800	(547)
(Increase) decrease in prepaid expenses	41,005	11,683	(96,572)
Increase (decrease) in accounts payable and accrued liabilities	790,665	(354,620)	1,570,078
Increase in refundable deposit	-	300,000	550,000
Increase in accrued fees and interest	115,199	438,000	936,184
Net cash used in operating activities	(6,855,002)	(822,465)	(27,020,814)

Cash Flows From Investing Activities
Advances for loan receivable	(100,000)	-	(100,000)
Purchase of property and equipment	(20,648)	(133,565)	(1,141,736)
Investments in joint ventures and subsidiaries	-	-	(361,261)
Payment of deposits	(7,850)	-	(148,672)
Investments in intangible assets	(88,074)	(88,522)	(476,556)
Net cash used in investing activities	(216,572)	(222,087)	(2,228,225)

Cash Flows from Financing Activities
Proceeds from issuance of stock	35,389,927	-	51,151,685
Proceeds from stock subscriptions	-	-	4,240,887
Proceeds from issuance of related party notes payable	-	-	11,000,000
Proceeds from issuance of line of credit	-	-	750,000
Return on capital	-	-	(118,427)
Principal payments on related party notes payable	-	-	(750,000)
Decrease in related party receivable	-	-	1,359,185
Payments on contract payable	-	-	(250,000)
Principal payments on line of credit	-	-	(750,000)
Principal payments on advance from related party	-	-	(2,191,285)
Net cash provided by financing activities	35,389,927	-	64,442,045

Net increase (decrease) in cash and cash equivalents	28,318,353	(1,044,552)	35,193,006

Cash and cash equivalents at beginning of period	6,874,653	9,872,839	-

Cash and cash equivalents at end of period	$35,193,006	$8,828,287	$35,193,006

Supplemental Information and non cash transactions

Total interest payments included in operations	$135,199	$70,750

The Company paid no income taxes during the three months ended March 31, 2006 and 2005.

Noncash investing and financing activity:
The Company incurred fees payable of $411,039 in issuing securities.
The Company issued stock in exchange for a payable of $330,215.

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

Restatement of Construction Work-in-Progress to Research and Development

In connection with the preparation of the Company’s unaudited financial statements at March 31, 2006, and June 30, 2006, and for the periods then ended, the Company’s management and its Audit Committee originally concluded that the construction and purchase of equipment being installed in Fujairah, UAE (see Note 5), and the building to house it, were beyond the development stage and thus not subject to expense under the Statement of Financial Accounting Standards (“FAS”) No. 2. Accordingly, these items were capitalized in the first and second quarters of 2006. For the third quarter, however, the Company reassessed its position with respect to the capitalization of the equipment and its related building for the Fujairah facility and determined that the project in Fujairah was better characterized as a test facility because the building had not progressed to the point that processing equipment could be installed. Successful testing of the probe transducer assembly had not been completed .Contracting for testing oil and trucking thereof was not secure. The Company had reflected the full value of options issued to Mustang International, L.P. (see Note 10) rather than allocating them over the service period. Because they were originally capitalized as part of construction work-in-progress, the restatement includes the necessary adjustments to expense them over the service period from April 1, through September 30, 2006.

The restatements for the first quarter of 2006 as reflected in the accompanying financial statements are as follows:

SulphCo, Inc. (a Company in the Development Stage)
Balance Sheet (unaudited)	March 31, 2006	Adjustments	March 31, 2006
	(as reported)		(as restated)
Current Assets:
Cash and cash equivalents	$35,193,006	$-	$35,193,006
Loan and accrued interest receivable	100,547	-	100,547

Prepaid expenses and other	96,572	-	96,572
Total current assets	35,390,125	-	35,390,125

Property and Equipment (net of accumulated depreciation of $885,786)	5,035,583	(4,675,165)	360,418

Other Assets
Intangible assets (net of accumulated amortization of $23,088)	437,626	-	437,626
Investment in Joint Venture	938,774	(800,000)	138,774
Deposits	48,672	-	48,672
Deferred tax asset (net of valuation allowance of $10,347,231)	-	-	-
Total other assets	1,425,072	(800,000)	625,072

Total assets	$41,850,780	$(5,475,165)	$36,375,615

Current Liabilities
Accounts payable and accrued liabilities	$1,570,077	$-	$1,570,077
Refundable deposit	550,000	-	550,000
Accrued fees and interest	1,231,595	-	1,231,595
Related party note payable	500,000	-	500,000
Total current liabilities	3,851,672	-	3,851,672

Long Term Related Party Note Payable	7,000,000	-	7,000,000
Commitments and Contingencies	-	-	-
Total liabilities	10,851,672	-	10,851,672

Stockholders' Equity (Deficiency)
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-	-
Common stock: 100,000,000 shares authorized ($0.001 par value) 72,470,910 shares issued and outstanding	72,471	-	72,471
Paid in capital	67,473,286	(357,525)	67,115,761
Stock subscriptions receivable	(744,500)	-	(744,500)

Deficit accumulated during the development stage	(35,802,149)	(5,117,640)	(40,919,789)

Total stockholders' equity (deficiency)	30,999,108	(5,475,165)	25,523,943

Total liabilities and stockholders' equity (deficiency)	$41,850,780	$(5,475,165)	$36,375,615

SulphCo, Inc. (A Company in the Development Stage) Statement of Operations (unaudited)	Three Months Ended March 31, 2006	Adjustments	Three Months Ended March 31, 2006
	(as reported)		(as restated)
Revenue
Sales	$-	$-	$-
Expenses
Selling, general, and administrative expenses	(3,770,144)	294,658	(3,475,486)
Research and development expenses:
Test facility	-	(5,117,640)	(5,117,640)
Other	(219,771)	(294,658)	(514,429)
Loss on disposal of asset	-	-	-
Loss on impairment of asset	-	-	-

	(3,989,915)	(5,117,640)	(9,107,555)
Loss from operations	(3,989,915)	(5,117,640)	(9,107,555)
Other income (expense)
Interest income	53,092	-	53,092
Interest expense	(125,199)	-	(125,199)
Late registration fees	-	-	-
Loss before taxes	(4,062,022)	(5,117,640)	(9,179,662)
Income tax benefit (provision)	-	-	-
Net loss	$(4,062,022)	$(5,117,640)	$(9,179,662)

Loss per share - basic and diluted	$(0.06)	$(0.08)	$(0.14)

Weighted average shares - basic and diluted	65,354,635	65,354,635	65,354,635

SulphCo, Inc. (A Company in the Development Stage) Statement of Operations (unaudited)	Inception to date	Adjustments	Inception to date
	(as reported)		(as restated)
Revenue
Sales	$42,967	$-	$42,967
Expenses
Selling, general, and administrative expenses	(30,661,257)	294,658	(30,366,599)
Research and development expenses:
Test facility	(5,475,165)	357,525	(5,117,640)
Other	(3,402,580)	(294,658)	(3,697,238)
Loss on disposal of asset	(221,711)	-	(221,711)
Loss on impairment of asset	(233,900)	-	(233,900)
Total operating expenses	(39,994,613)	357,525	(39,637,088)
Loss from operations	(39,951,646)	357,525	(39,594,121)
Other income (expense)
Interest income	303,691	-	303,691
Interest expense	(869,119)	-	(869,119)
Late registration fees	(760,240)	-	(760,240)
Loss before taxes	(41,277,314)	357,525	(40,919,789)
Income tax benefit (provision)	-	-	-

Net loss	$(41,277,314)	$357,525	$(40,919,789)

Loss per share - basic and diluted	$(1.06)	$0.01	$(1.05)

Weighted average shares - basic and diluted	38,934,386	38,934,386	38,934,386

Reclassification

For comparative purposes, certain amounts previously included in selling, general and administrative expenses have been reclassified as research and development expenses for prior periods from the beginning of 2005. The reclassifications do not require any adjustments to assets, liabilities, equity, or income.

The following summarizes the reclassifications made:

Quarter ended	March, 2005	June, 2005	September, 2005	December, 2005	March, 2006
Sales, general, & administrative expenses					(restated)
Original filing	$1,434,115	$1,660,431	$1,070,379	$2,479,202	$3,770,144
Depreciation & amortization (separately stated in original filing)	44,519	62,993	39,359	-	-
Reclassifications	(258,609)	(276,061)	(275,196)	(266,053)	(294,658)
Reclassified	$1,220,025	$1,447,363	$834,542	$2,213,149	$3,475,486

Research & development
Original filing	$141,515	$246,119	$655,188	$399,274	$219,771
Reclassifications	258,609	276,061	275,196	266,053	294,658
Reclassified	$400,124	$522,180	$930,384	$665,327	$514,429

2.	Loan and Receivable and Accrued Interest

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

4.	Property and Equipment

The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation:

	March 31, 2006	Adjustments	March 31,2006
	(as reported)		(as restated)
Construction - Work-in-progress	$4,675,165	$(4,675,165)	-
Equipment	$913,306	-	$913,306
Computers	193,972	-	193,972
Office furniture	55,551	-	55,551
Leasehold improvements	83,375	-	83,375
	5,921,369	-	1,246,204
Less: Accumulated depreciation	(885,786)	-	(885,786)
Total	$5,035,583	$(4,675,165)	$360,418

Depreciation expense (as originally reported and as restated) was $57,646 for the three months ended March 31, 2006 and $41,921 for the three months ended March 31, 2005.

5.	Investment in Joint Venture

In November 2005 the Company and Trans Gulf Petroleum Co., a Government of Fujairah company, formed Fujairah Oil Technology LLC (the “LLC”), a United Arab Emirates limited liability company, to implement the Company’s Sonocracking™ desulfurization technology. The LLC is 50% owned by Trans Gulf Petroleum and 50% owned by SulphCo, Inc. Fujairah is one of the seven Emirates of the United Arab Emirates.

The formation agreement called for each shareholder to contribute 500,000 Dirhams for a 50% ownership in the LLC. On December 14, 2005, the Company wired to the LLC its 500,000 Dirhams, ($139,550). The 50% contribution by Trans Gulf Petroleum was received by the LLC in January, 2006.

The LLC’s operations began in 2006. In the three months ended March 31, 2006 its only financial activities were deposits totaling 151,496 Dirhams, equivalent to approximately $41,000, for acquiring office space and equipment, and the commencement of the lease on March 15, 2006. There was a loss of which 50% has been reflected by the Company.

The Company entered into an agreement to construct a building for $1,600,000 for the LLC operations. The Company paid $800,000 to the construction company. Subsequently the building plans were expanded which will require an additional $600,000 for construction. As specified in Note 1 the Company restated and expenses the entire investment in the building as research and development expense.

Building and equipment being constructed by the Company for use in Fujairah will be owned by the Company, and the Company anticipates that it will lease the equipment to the LLC. The Facility is on land owned by the Government of Fujairah and the Government anticipates that it will lease the land to the LLC.

The Company’s 50% share of distributions made by the joint venture will also be subject to other costs and expenses incurred directly by the Company from time to time, including commissions payable directly by the Company to third parties, presently estimated at up to 20% of the Company’s net joint venture profits.

As of March 31, 2006, and for the six months then ended, the LLC had the following condensed balance sheet and operating statement converted to US dollars:

Condensed Balance Sheet, March 31, 2006:	(unaudited)
Current assets	$236,845
Other assets	42,294
Total assets	$279,139

Liabilities	$1,591
Members’ equity	$277,548

Operating Statement, Three Months Ended March 31, 2006:
Revenue	$-
Operating expenses	$(1,552)
Net loss	$(1,552)

Based on the restatement as further explained in Footnote 1, there is uncertainty that the company can recover its investment in the LLC.

6.	Deposits

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

The Company records compensation in the form of grants of common stock and options for common stock at fair value in accordance with the Statement of Financial Accounting Standards No. 123R.

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

On March 29, 2006 the Company entered into a contract with Mustang International, L.P. (“Mustang”) for program management, engineering, procurement, construction management, and other services to be performed. Initially it oversaw engineering and construction for the project in Fujairah, United Arab Emirates. The fee for these services included grants of stock and options as follows: (i) 17,500 of its shares of common stock, with a provision for reimbursement to the Company by Mustang of the value of the grant if the contract is terminated by Mustang, and (ii) options to acquire 52,500 shares of common stock at $6.00 per share, exercisable by April 1, 2010. The value of these services is includable in research and development expense as it relates to plant and equipment construction-in-progress which has been restated (see Note 1). The expense is being accrued over the expected service period through September 2006. The 17,500 shares were valued at the $7.44 closing price on March 29, 2006, or $130,200. The options were valued at $357,525 based on the Black-Scholes valuation model using the assumptions described below.

The following table describes the assumptions used in the Black-Scholes calculations:

	Nardi	Nardi	Mustang
Date of option	2/28/2006	3/31/2006	3/29/2006
Term	One year	One year	Until 4/1/2010
Expected volatility (based upon calculated historical volatility of stock over the same term)	131%	129%	162%
Expected dividends	None	None	None
Risk-free interest rate	5%	5%	5%
Discount for post-vesting restrictions	None	None	None
Vesting date	2/28/2006	3/31/2006	9/29/2006

11.	Commitments and Contingencies

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

At March 31, 2006 the Company had a $550,000 refundable deposit in connection with an agreement with SulphCo KorAsia (formerly OIL-SC) for a pilot plant in South Korea. Until SulphCo KorAsia accepts in writing the results of the pilot plant, the $550,000 is refundable at their option. The Company has agreed to receive the remaining payment of $450,000 within seven days after the first commercial license agreement for the Sonocracking™ technology between the Company and a Korean refining company, provided that SulphCo KorAsia uses the funds for continued marketing activities regarding the Sonocracking technology in Korea.

The Company has had planned to spend approximately $25.5 million for the production of equipment and building for the Fujairah project. Through March 31, 2006 $5.5 million has been expended.

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

See Note 10 for share-based payments to Michael Applegate, an officer.

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

The Company has a consulting arrangement with a Director, Michael Heffner, who was reimbursed $5,216 in travel related expenses, and technical consulting fees of $30,000 were accrued for his services in the first quarter of 2006.

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

In 2005, we received $550,000 from SulphCo KorAsia (formerly known as OIL-SC, Ltd.), pursuant to our Equipment Sale and Marketing Agreement. As this amount is fully refundable if the pilot plant does not meet the agreed specifications, no portion of the purchase price has been or will be recorded as revenue in our financial statements until the pilot plant meets all agreed specifications. We do not have an equity interest in SulphCo KorAsia.

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Research and Development Expenses

For the three months ended March 31, 2006, we incurred approximately $5.6 million in expenses related to research and development of our Sonocracking™ technology. This compares to approximately $400,000 in expenses for the three months ended March 31, 2005 as reclassified (see note 1 of the financial statements). Approximately $5.1 million was spent on the test facility in Fujairah, UAE. The remaining increase of approximately $100,000 reflects our ongoing efforts to transition from research and development activities into commercial production.

For the three months ended March 31, 2006, approximately $212,000 represents amounts paid to our engineers and other research and development employees as wages and related benefits and for design and testing of our Sonocracker™ units. Approximately $63,000 was paid for the procurement of control panels, probes, centrifuges, and generators related to the 2,000 bbl/day unit shipped to SulphCo KorAsia and the 5,000 and 15,000 bbl/day units currently located at our Sparks, Nevada facility. The remainder of our research and development costs relate to recurring monthly expenses related to the maintenance of our warehouse facilities.

In addition to the construction of the test facility in Fujairah, we expect our research and development expenses to continue at their current level until we successfully transition into generating sustained revenue. Thereafter, research and development will continue as needed to enhance our technology. We expect to incur an additional $15 million in associated with the test facility in Fujairah.

Selling, General and Administrative Expenses

For the three months ended March 31, 2006, we incurred approximately $3,475,000 in selling, general and administrative expenses. This compares to approximately $1,220,000 for the same period last year.

Legal fees were approximately $1,150,000 for the three months ended March 31, 2006, reflecting an increase of approximately $1,055,000. This increase was primarily due to litigation fees relating to the discovery phase of lawsuits against us. We expect to continue to incur significant litigation fees relating to these lawsuits through 2006.

Consulting fees, payroll and related expenses were approximately $1.3 million for the three months ended March 31, 2006, reflecting an increase of approximately $740,000. Salaries in these periods include the grant of 50,000 shares in each such quarter to new officers, $636,000 in 2006 and $204,000 in 2005. The increase in the amounts recorded for these grants including the related payroll taxes was approximately $433,000, which was due to the increase in the value of our stock. Otherwise our consulting fees, payroll and related expenses increased 90% which reflect the increased number and quality of our work force.

Travel and travel related expenses were approximately $280,000 for the three months ended March 31, 2006, reflecting an increase of approximately $174,000. This increase was due to meetings of the Board of Directors, meetings with the European manufacturers of our equipment, and meetings with our joint venture partner in Fujairah, United Arab Emirates.

Director fees were approximately $440,000 for the three months ended March 31, 2006, reflecting an increase of approximately $166,000, from the first quarter of 2005. Director fees in each of these periods represent the issuance of 50,000 shares in each such quarter to new directors. Therefore, the increase in the amount recorded for these fees was due to the increase in the value of our stock.

The remainder of the amounts incurred relate to normal recurring operating expenses such as lease expense, utilities, marketing, and investor relations.

Interest Expense

Interest expense was approximately $125,000 for the three months ended March 31, 2006, reflecting an increase of approximately $54,000, or 43% from the first quarter of 2005. Of the increase, approximately $30,000 is due to the interest on the late registration (see “Late Registration” below). In addition, the interest rate on our $7 million note payable to Dr. Rudolf Gunnerman increased in the first quarter of 2006 as it is indexed to a LIBOR rate.

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

Depreciation and Amortization

For the three months ended March 31, 2006, we expended approximately $109,000 for equipment and to maintain exclusivity for the sale and/or licensing of our Sonocracking™ technology in the United States and abroad. Our depreciation and amortization expense related to these additions, and to our previously capitalized equipment and rights, for the three months ended March 31, 2006 was approximately $63,000, reflecting an increase over the first quarter of 2005 of approximately $19,000 or 43%. We expect to continue our pursuit of exclusive distribution and licensing of our technology and purchasing equipment for the manufacture and upgrading of our Sonocracking technology.

Loss on Impairment of Asset

In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long Lived Assets we determined in the first quarter of 2005 that a previously capitalized prototype no longer reflected the value of our current test unit resulting in an impairment loss of approximately $234,000. There was no comparable item in the first quarter of 2006.

Net Loss

We incurred a net loss of approximately $9.54 million for the three-month period ending March 31, 2006, compared to approximately $2.32 million for the comparable three-month period in 2005. The increase in net loss in the 2006 period primarily reflects the construction of a test facility in Fujairah, UAE, which has been expensed as research and development in 2006, as indicated above under the heading “Research and Development.”

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

In December 2005, we formed Fujairah Oil Technology, LLC, a 50/50 joint venture with the Government of Fujairah, one of the United Arab Emirates. Under the terms of the joint venture, SulphCo is responsible for contributing its Sonocracking unit, and the facility that houses it. Operation and maintenance of the Fujairah facility is the responsibility of the joint venture. Until Fujairah Oil Technology, LLC generates revenues, operating expenses of the Fujairah Sonocracking facility are expected to be funded from capital contributions of the Company.

Additional funding requirements during the next 12 months may arise to fund the completion of the test facility and/or the joint venture, or other development activities.

Recent Financing Activities

On March 29, 2006, we completed a private placement to a small number of accredited investors for the sale of 4,000,000 units, each unit consisting of one share of the Company’s Common Stock and one Warrant to purchase one share of Common Stock. Each unit was sold at a price of $6.805 per share, resulting in gross proceeds at closing of $27.2million. The Warrants are exercisable, in whole or in part, at a fixed price equal to $6.805 per share, and are exercisable for a period of 18 months following their issuance. Up to an additional $27.2 million may be generated upon exercise of warrants by these investors. We filed a registration statement with the SEC registering the resale of common stock acquired by these investors.

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

In December 2004, Dr. Gunnerman advanced $7 million to us as a loan. The loan is evidenced by a promissory note which bears interest at the rate of 0.5% above the 30 day “LIBOR” rate, adjusted quarterly and payable annually, and the entire principal amount is due and payable in December 2007.

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

To date we have generated no material revenues from our business operations. We are unable to predict when or if we will be able to generate future revenues from commercial activities or the amounts expected from such activities. These revenue streams may be generated by us or in conjunction with collaborative partners or third party licensing arrangements, and may include provisions for one-time, lump sum payments in addition to ongoing royalty payments or other revenue sharing arrangements. We presently have no binding commitments for any such revenues. Future revenues and profits from Fujairah Oil Technology, LLC are dependent upon the successful implementation of our Sonocracking technology.

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in “Part II, Item 1A. Risk Factors” section contained in the Company’s Form 10-Q and the first Form 10-Q/A for the quarter ended March 31, 2006 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). These documents are available through our web site, http://www.sulphco.com, or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at http://www.sec.gov.

Item 4.   Controls and Procedures

The Company strives to maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

After a thorough reexamination of the events that have led to the restatement, the Chief Executive Officer and Interim Chief Financial Officer believe that the Company’s disclosure controls and procedures were not effective during the period ended March 31, 2006.  There were deficiencies in the communications between previous management to the board of directors and the Audit Committee. The Company also lacked personnel with sufficient financial expertise and experience to make appropriate judgments resulting in appropriate accounting and financial reporting. The Company has attempted to address these issues as part of the transitions to new management. The Company has hired a new CEO and President and intends to hire additional personnel with the financial expertise it currently lacks. Our CFO resigned effective March 23, 2007 and we are actively seeking a replacement. In the interim Michael Abend our Controller is the acting CFO.

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

In order to correct these material weaknesses and improve the effectiveness of our disclosure controls and procedures, management of the Company, in consultation with the Audit Committee, reviewed policies and procedures in place with a view towards supplementing existing procedures and adopting new procedures. The Company's management and Audit Committee have discussed the matters disclosed in this Item 8A with the Company's independent registered public accounting firm.

At the end of March, 2006 we began, and since such time we have subsequently completed, written policies for all areas wherein material weaknesses in disclosure controls and procedures had been identified. These were submitted for review by the Audit Committee and the Company’s registered public accounting firm in May, 2006. The accounting staff was apprised of these policies and the Chief Financial Officer was charged with assigning specific tasks to accounting personnel to execute such policies. Mangement will continue to monitor the effectiveness of the remedial actions it has designed.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

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

SULPHCO, INC. (Registrant)

Date: March 27, 2007	By:	/s/ Larry Ryan
Larry Ryan
Chief Executive Officer

By:	/s/ Michael A. Abend
Michael A. Abend
Interim Chief Financial Officer (Principal Financial and Accounting Officer)