Form 10-Q/A
period 2006-06-30
SULPHCO INC
filed 2007-03-27
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
______

Amendment No. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ___  No  ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 21, 2007

Common Stock, par value $.001	76,355,478 shares

EXPLANATORY NOTE

SulphCo, Inc. (the "Company") is filing this Form 10-Q/A ("Amendment No. 2") to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, in order to refile in its entirety Part I, Item 1. Financial Statements to charge as research and development expense, the costs associated with test facility in Fujairah under construction since 2006.

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

Additionally, the Company discovered that it had reflected the full value of options issued to Mustang International, L.P. rather than allocating them over the service period. As these services were originally capitalized as part of construction, the restatement includes the necessary adjustments to expense them over the service period from April through September 2006.

This Amendment No. 2 also amends Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part I, Item 4, Controls and Procedures. The Original Filing is hereby superseded and amended with respect to the information set forth in this Amendment No. 2.

PART I

Item 1. Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEETS
June 30, 2006 and December 31, 2005
(unaudited)

	June 30, 2006	December 31, 2005
	(restated)
Current Assets:
Cash and cash equivalents	$16,310,160	$6,874,653
Loan and accrued interest receivable	203,985	-
Prepaid expenses and other	97,600	137,577

Total current assets	16,611,745	7,012,230

Property and Equipment (net of accumulated depreciation of $936,818)	327,139	397,416

Other Assets
Intangible assets (net of accumulated amortization of $30,310)	451,540	355,218
Investment in Joint Venture	123,375	139,550
Deposits	48,672	140,822
Deferred tax asset (net of valuation allowance of $16,703,199)	-	-

Total other assets	623,587	635,590

Total assets	$17,562,471	$8,045,236

Current Liabilities
Accounts payable and accrued liabilities	$2,921,840	$779,413
Refundable deposit	550,000	550,000
Accrued fees and interest	1,115,266	1,035,572
Related party note payable	-	500,000

Total current liabilities	4,587,106	2,864,985

Long Term Related Party Note Payable	5,000,000	7,000,000

Total liabilities	9,587,106	9,864,985

Commitments and Contingencies	-	-

Stockholders' Equity (Deficiency)
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 100,000,000 shares authorized ($0.001 par value)
72,520,910 shares issued and outstanding at March 31, 2006	72,521	60,537
Paid in capital	68,122,339	30,604,342
Stock subscriptions receivable	(744,500)	(744,500)
Deficit accumulated during the development stage	(59,471,539)	(31,740,128)
Accumlated other comprehensive loss	(3,456)	-

Total stockholders' equity (deficiency)	7,975,365	(1,819,749)

Total liabilities and stockholders' equity (deficiency)	$17,562,471	$8,045,236

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS
For the Three and Six Months ended June 30, 2006 and 2005 and from Inception
(unaudited)

	Three Months Ended		Six Months Ended
	June		June		Inception
	2006	2005	2006	2005	to date
	(restated)		(restated)		(restated)
Revenue
Sales	$-	$-	$-	$-	$42,967

Expenses
Selling, general, and administrative expenses	(4,632,823)	(1,447,363)	(8,107,533)	(2,667,388)	(36,072,799)
Research and development expenses:
Fujairah test facility	(12,234,653)	-	(17,352,293)	-	(17,352,293)
Other	(1,651,402)	(522,180)	(2,265,832)	(977,297)	(4,374,486)
Loss on investment in joint venture	(11,944)	-	(12,720)	-	(12,720)
Loss on disposal of asset	(423)	-	(423)	-	(222,134)
Loss on impairment of asset	-	-	-	(233,900)	(233,900)

Total operating expenses	(18,531,245)	(1,969,543)	(27,738,801)	(3,878,585)	(58,268,332)

Loss from operations	(18,531,245)	(1,969,543)	(27,738,801)	(3,878,585)	(58,225,365)

Other income (expense)
Interest income	194,440	54,576	247,533	93,954	498,132
Interest expense	(114,947)	(79,213)	(240,146)	(149,963)	(984,066)
Late registration fees	-	(322,240)	-	(760,240)	(760,240)

Loss before taxes	(18,451,752)	(2,316,420)	(27,731,414)	(4,694,834)	(59,471,539)

Income tax benefit (provision)	-	-	-	-	-

Net loss	$(18,451,752)	$(2,316,420)	$(27,731,414)	$(4,694,834)	$(59,471,539)

Other comprehensive income (loss)
Foreign currency translation loss	(3,456)	-	(3,456)	-	(3,456)

Net comprehensive loss	$(18,455,208)	$(2,316,420)	$(27,734,870)	$(4,694,834)	$(59,474,995)

Loss per share - basic and diluted	$(0.25)	$(0.04)	$(0.40)	$(0.08)	$(1.48)

Weighted average shares - basic and diluted	72,520,910	56,627,718	68,937,781	56,578,552	40,256,027

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005 and from Inception
(unaudited)

	Six Months Ended
	June 30		Inception
	2006	2005	to date
Cash Flows From Operating Activities	(restated)		(restated)
Net loss	$(27,731,414)	$(4,694,834)	$(59,471,539)
Adjustments to reconcile net loss to cash used
in operating activities:

Depreciation & amortization	123,039	107,512	1,008,405
Stock issued for services	2,292,513	1,091,500	9,662,030
Stock issued for interest expense	-	-	296,000
Contribution from stockholder	-	-	555,000
Loss from joint venture	12,720	-	12,720
Losses on disposal and impairment of assets	423	233,900	456,034
Deposit used for expense	100,000		100,000
(Increase) decrease in receivables	(3,384)	317,800	(3,384)
(Increase) decrease in prepaid expenses	39,376	12,806	(98,201)
Increase (decrease) in accounts payable
and accrued liabilities	2,136,820	(320,517)	2,916,233
Increase in refundable deposit	-	500,000	550,000
Increase in accrued fees and interest	79,811	760,240	900,796

Net cash used in operating activities	(22,950,096)	(1,991,593)	(43,115,906)

Cash Flows From Investing Activities
Advances for loan receivable	(200,000)	-	(200,000)
Purchase of property and equipment	(40,298)	(238,186)	(1,161,386)
Investments in joint ventures and subsidiaries	-	-	(361,261)
Payment of deposits	(7,850)	10,000	(148,672)
Investments in intangible assets	(103,602)	(125,982)	(492,084)

Net cash used in investing activities	(351,750)	(354,168)	(2,363,403)

Cash Flows from Financing Activities
Net proceeds from issuance of stock	35,237,353	-	50,999,109
Proceeds from stock subscriptions	-	-	4,240,887
Proceeds from issuance of related party notes payable	-	-	11,000,000
Proceeds from issuance of line of credit	-	-	750,000
Return on capital	-	-	(118,427)
Principal payments on related party notes payable	(2,500,000)	-	(3,250,000)
Decrease in related party receivable	-	-	1,359,185
Payments on contract payable	-	-	(250,000)
Principal payments on line of credit	-	-	(750,000)
Principal payments on advance from related party	-	-	(2,191,285)

Net cash provided by financing activities	32,737,353	-	61,789,469

Net increase (decrease) in cash and cash equivalents	9,435,507	(2,345,761)	16,310,160

Cash and cash equivalents at beginning of period	6,874,653	9,872,839	-

Cash and cash equivalents at end of period	$16,310,160	$7,527,078	$16,310,160

Supplemental Information and non cash transactions

Total interest payments included in operations	$160,335	$149,963

The Company paid no income taxes during the three months ended June 30, 2006 and 2005.

The Company had the following noncash investing and financing activities in 2006:
Incurred fees payable for issuing securities	$330,098
Issued stock in exchange for a payable	330,215
Incurred a payable for intangible assets	5,607

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

Restatement of Construction Work-in-Progress to Research and Development

In connection with the preparation of the Company’s unaudited financial statements at March 31, 2006, and June 30, 2006, and for the periods then ended, the Company’s management and its Audit Committee originally concluded that the construction and purchase of equipment being installed in Fujairah, UAE (see Note 5), and the building to house it, were beyond the development stage and thus not subject to expense under the Statement of Financial Accounting Standards (“FAS”) No. 2. Accordingly, these items were capitalized in the first and second quarters of 2006. For the third quarter, however, the Company reassessed its position with respect to the capitalization of the equipment and its related building for the Fujairah facility and determined that the project in Fujairah was better characterized as a test facility because the building had not progressed to the point that processing equipment could be installed. Successful testing of the probe transducer assembly had not been completed. Contracting for testing oil and trucking thereof was not secure. The Company had reflected the full value of options issued to Mustang International, L.P. (see Note 10) rather than allocating them over the service period. Because they were originally capitalized as part of construction, the restatement includes the necessary adjustments to expense them over the service period from April 1, through September 30, 2006.

The restatements for the first and second quarters of 2006 as reflected in the accompanying financial statements are as follows:

SulphCo, Inc.
(a Development Stage Company)
Balance Sheet (unaudited)	June 30, 2006	Adjustments	June 30, 2006
	(as reported)		(as restated)
Current Assets:
Cash and cash equivalents	$16,310,160	$-	$16,310,160
Loan and accrued interest receivable	203,985	-	203,985
Prepaid expenses and other	97,600	-	97,600
Total current assets	16,611,745	-	16,611,745
Property and Equipment (net of accumulated depreciation of $936,818)	16,208,194	(15,881,055)	327,139
Other Assets
Intangible assets (net of accumulated amortization of $30,310)	451,540	-	451,540
Investment in Joint Venture	947,740	(824,365)	123,375
Deposits	48,672	-	48,672
Deferred tax asset (net of valuation allowance of $16,703,199)	-	-	-
Total other assets	1,447,952	(824,365)	623,587

Total assets	$34,267,891	$(16,705,420)	$17,562,471

Current Liabilities
Accounts payable and accrued liabilities	$2,921,840	$-	$2,921,840
Refundable deposit	550,000	-	550,000
Accrued fees and interest	1,115,266	-	1,115,266
Related party note payable	-	-	-
Total current liabilities	4,587,106	-	4,587,106

Long Term Related Party Note Payable	5,000,000	-	5,000,000
Total liabilities	9,587,106	-	9,587,106
Commitments and Contingencies	-	-	-

Stockholders' Equity (Deficiency)
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-	-
Common stock: 100,000,000 shares authorized ($0.001 par value) 72,520,910 shares issued and outstanding	72,521	-	72,521
Paid in capital	68,301,101	(178,763)	68,122,339
Stock subscriptions receivable	(744,500)	-	(744,500)
Deficit accumulated during the development stage	(42,944,246)	(16,527,293)	(59,471,539)
Accumlated other comprehensive loss	(4,091)	635	(3,456)

Total stockholders' equity (deficiency)	24,680,785	(16,705,420)	7,975,365

Total liabilities and stockholders' equity (deficiency)	$34,267,891	$(16,705,420)	$17,562,471

SulphCo, Inc.
(a Develoment Stage Company)
Statement of Operations (unaudited)
	Three Months Ended March 31, 2006	Adjustments	Three Months Ended March 31, 2006
	(as reported)		(as restated)
Revenue
Sales	$-	$-	$-

Expenses
Selling, general, and administrative expenses	(4,632,823)	-	(4,632,823)
Research and development expenses:
Fujairah test facility	-	(12,234,653)	(12,234,653)
Other	(1,651,402)	-	(1,651,402)
Loss on investment in joint venture	(836,944)	825,000	(11,944)
Loss on disposal of asset	(423)	-	(423)
Loss on impairment of asset	-	-	-

Total operating expenses	(7,121,592)	(11,409,653)	(18,531,245)

Loss from operations	(7,121,592)	(11,409,653)	(18,531,245)

Other income (expense)
Interest income	194,440	-	194,440
Interest expense	(114,947)	-	(114,947)
Late registration fees	-	-	-

Loss before taxes	(7,042,099)	(11,409,653)	(18,451,752)

Income tax benefit (provision)	-	-	-

Net loss	$(7,042,099)	$(11,409,653)	$(18,451,752)

Other comprehensive income (loss)
Foreign currency translation loss	(3,456)	-	(3,456)

Net comprehensive loss	$(7,045,555)	$(11,409,653)	$(18,455,208)

Loss per share - basic and diluted	$(0.10)	$(0.16)	$(0.25)

Weighted average shares - basic and diluted	72,520,910	72,520,910	72,520,910

SulphCo, Inc.
(a Develoment Stage Company)
Statement of Operations (unaudited)
	Six Months Ended June 30, 2006	Adjustments	Six Months Ended June 30, 2006
	(as reported)		(as restated)
Revenue
Sales	$-	$-	$-

Expenses
Selling, general, and administrative expenses	(8,107,533)	-	(8,107,533)
Research and development expenses:
Fujairah test facility	-	(17,352,293)	(17,352,293)
Other	(2,265,832)	-	(2,265,832)
Loss on investment in joint venture	(837,720)	825,000	(12,720)
Loss on disposal of asset	(423)	-	(423)
Loss on impairment of asset	-	-	-

Total operating expenses	(11,211,508)	(16,527,293)	(27,738,801)

Loss from operations	(11,211,508)	(16,527,293)	(27,738,801)

Other income (expense)
Interest income	247,533	-	247,533
Interest expense	(240,146)	-	(240,146)
Late registration fees	-	-	-

Loss before taxes	(11,204,121)	(16,527,293)	(27,731,414)

Income tax benefit (provision)	-	-	-

Net loss	$(11,204,121)	$(16,527,293)	$(27,731,414)

Other comprehensive income (loss)
Foreign currency translation loss	(3,456)	-	(3,456)

Net comprehensive loss	$(11,207,577)	$(16,527,293)	$(27,734,870)

Loss per share - basic and diluted	$(0.16)	$(0.24)	$(0.40)

Weighted average shares - basic and diluted	68,937,781	68,937,781	68,937,781

SulphCo, Inc.
(a Develoment Stage Company)
Statement of Operations (unaudited)
	From Inception	Adjustments	From Inception
	(as reported)		(as restated)
Revenue
Sales	$42,967	$-	$42,967

Expenses
Selling, general, and administrative expenses	(36,072,799)	-	(36,072,799)
Research and development expenses:
Fujairah test facility	-	(17,352,293)	(17,352,293)
Other	(4,374,486)	-	(4,374,486)
Loss on investment in joint venture	(837,720)	825,000	(12,720)
Loss on disposal of asset	(222,134)	-	(222,134)
Loss on impairment of asset	(233,900)	-	(233,900)
Total operating expenses
	(41,741,039)	(16,527,293)	(58,268,332)
Loss from operations
	(41,698,072)	(16,527,293)	(58,225,365)

Other income (expense)
Interest income	498,132	-	498,132
Interest expense	(984,066)	-	(984,066)
Late registration fees	(760,240)	-	(760,240)

Loss before taxes	(42,944,246)	(16,527,293)	(59,471,539)

Income tax benefit (provision)	-	-	-

Net loss	$(42,944,246)	$(16,527,293)	$(59,471,539)

Other comprehensive income (loss)
Foreign currency translation loss	(3,456)	-	(3,456)

Net comprehensive loss	$(42,947,702)	$(16,527,293)	$(59,474,995)

Loss per share - basic and diluted	$(1.07)	$(0.41)	$(1.48)

Weighted average shares - basic and diluted	40,256,027	40,256,027	40,256,027

Reclassification

For comparative purposes, certain amounts previously included in selling, general and administrative expenses have been reclassified as research and development expenses for prior periods from the beginning of 2005. The reclassifications do not require any adjustments to assets, liabilities, equity, or income.

The following summarizes the reclassifications made:

Quarter ended	March, 2005	June, 2005	September, 2005	December, 2005	March, 2006	June, 2006
					(restated)	(restated)
Sales, general, & administrative expenses
Original filing	$1,434,115	$1,660,431	$1,070,379	$2,479,202	$3,770,144	$4,632,823
Depreciation & Amortization (separately stated in original filing)	44,519	62,993	39,359	-	-	-
Reclassifications	(258,609)	(276,061)	(275,196)	(266,053)	(294,658)	-
Reclassified	$1,220,025	$1,447,363	$834,542	$2,213,149	$3,475,486	$4,632,823

Research & development
Original filing	$141,515	$246,119	$655,188	$399,274	$219,771	$-
Reclassifications	258,609	276,061	275,196	266,053	294,658	12,234,653
Reclassified	$400,124	$522,180	$930,384	$665,327	$514,429	$12,234,653

2.	Loan and Receivable and Accrued Interest

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

4.	Property and Equipment

The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation:

	June 30, 2006	Adjustments	June 30,2006
	(as reported)		(as restated)
Construction Work-in-Progress	$15,881,055	$(15,881,055)	$0
Equipment	923,884	-	923,884
Computers	199,582	-	199,582
Office furniture	57,116	-	57,116
Leasehold improvements	83,375	-	83,375
	17,145,012	(15,881,055)	1,263,957
Less: Accumulated depreciation	(936,818)	-	(936,818)
Total	$16,208,194	$(15,881,055)	$327,139

Depreciation (as originally reported and as restated) expense was $51,033 and $108,678 for the three and six ended June 30, 2006, respectively, and $59,642 and $101,563 for the three and six months ended June 30, 2005, respectively.

5.	Investment in Joint Venture

In November 2005 the Company and Trans Gulf Petroleum Co., a Government of Fujairah company, formed Fujairah Oil Technology LLC (the ”LLC”), a United Arab Emirates limited liability company, to implement the Company’s Sonocracking™ desulfurization technology. The LLC is 50% owned by Trans Gulf Petroleum and 50% owned by SulphCo, Inc. Fujairah is one of the seven Emirates of the United Arab Emirates.

The formation agreement called for each shareholder to contribute 500,000 Dirhams for a 50% ownership in the LLC. On December 14, 2005, the Company wired to the LLC its 500,000 Dirhams, ($139,550). The 50% contribution by Trans Gulf Petroleum was received by the LLC in January, 2006.

The LLC’s operations began in 2006. In the six months ended June 30, 2006 its financial activities consisted primarily of leasing office space and acquiring leasehold improvements and office furniture and equipment. The lease commenced March 15, 2006. There was a loss of 93,466 Dirhams of which 50% ($12,720) has been reflected by the Company.

The Company entered into an agreement to construct a building for $1,600,000 for the LLC operations. The Company paid $800,000 to the construction company. Subsequently the building plans were expanded which will require an additional $600,000 for construction. As specified in Note 1 the Company restated and expensed the entire investment in the building as research and development expense.

The test facility constructed by the Company for use in Fujairah will be owned by the Company, and the Company anticipates that it will lease the equipment to the LLC. The Facility is on land owned by the Government of Fujairah and the Government anticipates that it will lease the land to the LLC.

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

As of June 30, 2006, and for the six months then ended, the LLC had the following condensed balance sheet and operating statement converted to US dollars:

Condensed Balance Sheet, June 30, 2006:	(unaudited)
Current assets	$132,377
Depreciable assets (net)	112,740
Other assets	1,633
Total assets	$246,750

Liabilities	$-
Members’ equity	$246,750

Operating Statement, Six Months Ended June 30, 2006:
Revenue	$-
Operating expenses	(22,043)
Non-operating expense	(3,397)
Net loss	$(25,440)

Operating Statement, Three Months Ended June 30, 2006:
Revenue	$-
Operating expenses	(20,491)
Non-operating expense	(3,397)
Net loss	$(23,888)

A foreign currency translation loss of $3,456 has also been recognized as other comprehensive loss relative to this investment.

Based on the restatement as further explained in Footnote 1, there is uncertainty that the company can recover its investment in the LLC.

6.	Deposits

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

On March 29, 2006 the Company entered into a contract with Mustang International, L.P. (“Mustang”) for program management, engineering, procurement, construction management, and other services to be performed. Initially it oversaw engineering and construction for the project in Fujairah, United Arab Emirates. The fee for these services included grants of stock and options as follows: (i) 17,500 of the Company’s shares of common stock, with a provision for reimbursement to the Company by Mustang of the value of the grant if the contract is terminated by Mustang, and (ii) options to acquire 52,500 shares of the Company’s common stock at $6.00 per share and are fully vested at project completion, exercisable by April 1, 2010. The value of these services is includable in research and development expense as it relates to plant and equipment construction-in-progress which has been restated (see Note 1). The expense is being accrued over the expected service period through September 2006. The 17,500 shares were valued at the $7.44 closing price on March 29, 2006, or $130,200. The options were valued at $357,525 based on the Black-Scholes valuation model using the assumptions described below.

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

Dr. Gunnerman’s option provides that he may not exercise it until the Company has reported at least $50 million in annual revenues or there is a “change in control” of the Company as defined in the Plan. This option was valued at $3.72 million based on the Black-Scholes valuation model using the assumptions described below. This is restated from the amount of $5.5 million previously reported in the quarter ending June 30, 2006, as the term of the option previously used in the calculation was for the full term of the option. It should have been for the expected term of 646 days based upon the history of employees of the Company exercising options.

For purposes of determining the period over which Dr. Gunnerman’s option will be expensed, the Company had made the assumption in the second quarter of 2006 that it would generate at least $50 million in revenue by the end of the first quarter of 2007. For the second quarter of 2006, the option value is expensed pro-rata over the period from the effective grant date of June 19, 2006, to March 31, 2007, the implicit vesting period. In the second quarter of 2006, $212,000 was expensed based on the value previously calculated. The second quarter expense as recalculated is $144,000. The difference of $68,000 is considered immaterial enough to leave the second quarter as reported and the third quarter amount was adjusted accordingly.

The following tables describe the assumptions used in the Black-Scholes calculations:

For options fully vested when issued:

	Nardi	Mustang	van Maasdijk
Dates of options	2/28/06 & 3/31/06	3/29/06	6/19/06
Term	One year	to 4/1/10	to 5/22/09
Expected volatility	129% - 131%	162%	147%
Expected dividends	None	None	None
Risk-free interest rate	5%	5%	5.2%
Discount for post-vesting restrictions	None	None	None
Vesting date	2/28/2006	3/31/2006	9/29/2006

For Dr. Gunnerman’s option:

Date of option	6/19/2006
Term	to 5/22/09
Expected term used to calculate value	646 Days
Expected volatility	117%
Expected dividends	None
Risk-free interest rate	5.2%
Discount for post-vesting restrictions	None

11.	Commitments and Contingencies

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

At June 30, 2006 the Company had a $550,000 refundable deposit in connection with an agreement with KorAsia (formerly OIL-SC) for a pilot plant in South Korea. Until KorAsia accepts in writing the results of the pilot plant, the $550,000 is refundable at their option. The Company has agreed to receive the remaining payment of $450,000 within seven days after the first commercial license agreement for the Sonocracking™ technology between the Company and a Korean refining company, provided that KorAsia uses the funds for continued marketing activities regarding the Sonocracking technology in Korea.

The Company had planned to spend approximately $20 million for the production of equipment for the Fujairah project. Through June 30, 2006 $15.9 million has been expended.

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

The Company had a consulting agreement with Peak One Consulting, Inc., a company wholly-owned by Director Richard Masica, which was paid $29,711 in fees for management and technical consulting and reimbursed $2,784 in travel related expenses in the first half of 2006.

The Company had a consulting arrangement with a Director, Michael Heffner, who was paid $5,216 in travel related expense reimbursements and $48,871 in technical consulting fees, which were accrued in the first half of 2006.

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

Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005

Research and Development Expenses

For the three and six months ended June 30, 2006, we incurred approximately $1.7 million and $2.3 million in expenses, respectively, related to research and development of our Sonocracking technology. This compares to approximately $500,000 and $1 million in expenses for the three and six months ended June 30, 2005, respectively, as reclassified (see note 1 of the financial statements). For the three and six months ended June 30, 2006, approximately $11.1 million and $16.3 million, respectively, was spent on the test facility in Fujairah, UAE. Approximately $1.1 million in construction of a testing unit to be utilized in Austria was also expensed in the second quarter of 2006.

For the three and six months ended June 30, 2006, approximately $183,000 and $395,000, respectively, represents amounts paid to our engineers and other research and development employees as wages and related benefits and for design and testing of our Sonocracker units. For those periods approximately $66,000 and $129,000, respectively, were incurred for the procurement of control panels, probes, centrifuges, and generators related to the ongoing research and development of our units. The remainder of our research and development costs are recurring monthly expenses related to the maintenance of our warehouse facilities.

In addition to the construction of the test facility in Fujairah, we expect our research and development expenses to continue at their current level until we successfully transition into generating sustained revenue. Thereafter, research and development will continue as needed to enhance our technology. We expect to incur approximately an additional $4 million in 2006 in connection with the test facility in Fujairah.

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

Consulting fees, payroll and related expenses were approximately $1.14 million and $2.45 million for the three and six months ended June 30, 2006, respectively, reflecting increases over comparable periods in 2005 of approximately $688,000 and $1,432,000, respectively. Salaries in the six month periods include grants of 50,000 shares to new officers, $636,000 in the first quarter of 2006 and $204,000 in the first quarter of 2005. In the second quarter of 2006, $212,000 in stock option expense was incurred with related payroll taxes of approximately $10,000. Excluding the stock grants and options, our consulting fees, payroll and related expenses increased 102% and 97% for the respective periods which reflect the increased number and quality of our work force.

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

Director fees were $687,500 and $1,127,500 for the three and six months ended June 30, 2006, respectively, reflecting increases over comparable periods in 2005 of $226,500 and $393,000, respectively. Director fees in these periods represent grants to each new director of 50,000 shares of common stock each and a grant of options to Robert van Maasdijk, a director, in the second quarter of 2006. Specifically, in the first quarter of 2005, 50,000 shares valued at $273,500 were granted; in the second quarter of 2005, 100,000 shares valued at $461,000 were granted; in the first quarter of 2006, 50,000 shares valued at $440,000 were granted; and in the second quarter of 2006, options valued at $687,500 were granted to acquire 125,000 shares.

The remainder of the amounts incurred relate to normal recurring operating expenses such as lease expense, utilities, marketing, and investor relations.

Interest Expense

Interest expense was approximately $115,000 and $240,000 for the three and six months ended June 30, 2006, respectively, reflecting increases of approximately $36,000 or 45% and $90,000 or 60%, respectively, over comparable periods in 2005. Of the increases, approximately $30,000 and $60,000, respectively, are due to the interest on the late registration (see “Late Registration” below). In addition, the interest rate on our $7 million note payable to Dr. Rudolf Gunnerman increased in both the first and second quarters of 2006 as it is indexed to a LIBOR rate. We paid $2.5 million of debt principal to Dr. Gunnerman in the second quarter of 2006, which will reduce interest expense in the future. If no decrease or increase in debt occurs in the third quarter, interest expense for that quarter will be approximately $103,000.

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

Depreciation and Amortization

For the three and six months ended June 30, 2006, we expended approximately $35,000 and $144,000, respectively, for equipment and to maintain exclusivity for the sale and/or licensing of our Sonocracking technology in the United States and abroad. Our depreciation and amortization expense related to these additions, and to our previously capitalized equipment and rights, for the three and six months ended June 30, 2006 were approximately $60,000, and $123,000, respectively, reflecting a decrease relative to the comparable three month period in 2005 of approximately $3,000 or 5% and an increase over the comparable six month period in 2005 of approximately $16,000 or 14%. We expect to continue our pursuit of exclusive distribution and licensing of our technology and purchasing equipment for the manufacture and upgrading of our Sonocracking technology.

Loss on Impairment of Asset

In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long Lived Assets we determined in the first quarter of 2005 that a previously capitalized prototype no longer reflected the value of our current test unit, resulting in an impairment loss of approximately $234,000. There was no comparable item either in the second quarter of 2005 or in the first two quarters of 2006.

Net Loss

We incurred net losses of approximately $18.4 million and $27.9 million for the three and six month periods ending June 30, 2006, respectively, compared to approximately $2.4 million and $4.7 million, respectively, for comparable periods in 2005. These increases in net loss in the 2006 periods primarily reflect the construction of a test facility in Fujairah, UAE, which has been expensed as research and development in 2006, as indicated above under the heading Research and Development.

Liquidity and Capital Resources

As of June 30, 2006 we had approximately $16.3 million in available cash reserves, which includes funds received from the March 2006 private placement described below under “Recent Financing Activities.”

In December 2005 we formed Fujairah Oil Technology, LLC, a 50/50 joint venture with the Government of Fujairah, one of the United Arab Emirates. Under the terms of the joint venture, SulphCo is responsible for contributing its Sonocracking unit and the facility that houses it. Operation and maintenance of the Fujairah facility is the responsibility of the joint venture. Until Fujairah Oil Technology, LLC generates revenues, operating expenses of the Fujairah Sonocracking facility, are expected to be funded from capital contributions of the Company.

During the first two quarters of 2006 we incurred approximately $17.6 million of expenditures relating to the development of the Fujairah facility.

We anticipate that our existing capital resources will be sufficient to fund our cash requirements through June, 2007 from cash presently on hand, based upon our expected levels of expenditures and anticipated needs during this period. Our future capital requirements will depend primarily upon debt and equity financings, and proceeds from future exercises of outstanding warrants and options. Presently, we have no binding commitments for additional financings. To date, we have generated no material revenues from our business operations. We are unable to predict when or if we will be able to generate future revenues from commercial activities or the amounts expected from such activities.

Additional funding requirements during the next 12 months may arise to fund completion of the test facility, and/or the joint venture or other development activities.

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

Item 4. Controls and Procedures

We strive to maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

After a thorough reexamination of the events that have led to the restatement, the Chief Executive Officer and Interim Chief Financial Officer determined that the Company’s disclosure controls and procedures were not effective during the period ended June 30, 2006.  There were deficiencies in the communications between previous management to the board of directors and the Audit Committee. The Company also lacked personnel with sufficient financial expertise and experience to make necessary judgments resulting in appropriate accounting and financial reporting. The Company attempted to address these issues as part of the transitions to new management. The Company has hired a new CEO and President and intends to hire additional personnel with the financial expertise it currently lacks. Our CFO resigned effective March 23, 2007 and we are actively seeking a replacement. In the interim, Michael Abend, our Controller is the acting CFO.

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

There were changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. At the end of March, 2006 we began and since such time have subsequently completed, written policies for all areas wherein material weaknesses in disclosure controls and procedures had been identified. These were submitted for review by management to the Audit Committee and the Company’s registered public accounting firm in May, 2006. The accounting staff has been apprised of these policies and the Chief Financial Officer has been charged with assigning specific tasks to accounting personnel to execute such policies. In June, 2006 we also developed a timetable for conforming to section 404 of the Sarbanes-Oxley Act within the timeframe allowed by the SEC.

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