Form 10-Q/A
period 2006-09-30
SULPHCO INC
filed 2007-03-27
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
______

Amendment No. 1

[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended................................................September 30, 2006
OR

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

EXPLANATORY NOTE

SulphCo, Inc. (the "Company") is filing this Form 10-Q/A ("Amendment No. 1") to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, in order to refile in its entirety Part I, Item 1, of the Financial Statements. Note 1 to the Financial Statements is revised to explain the reasons for charging as research and development expense, the costs associated with test facility in Fujairah under construction since 2006 and summarizes the prior restated amounts. Additionally, the Company discovered that it had reflected the full value of options issued to Mustang International, L.P. rather than allocating them over the service period. As these services were originally capitalized as part of construction work-in-progress, the restatement includes the necessary adjustments to expense them over the service period from April through September 2006 as research and development expense. The Company also is revising its Deferred Tax Asset and related Valuation Allowance amounts which still net to zero.

This Amendment No. 1 also amends Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part I, Item 4, Controls and Procedures. The Original Filing is hereby superseded and amended with respect to the information set forth in this Amendment No. 1.

PART I.

Item 1. Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEETS
September 30, 2006 and December 31, 2005
(unaudited)

	September 30, 2006	December 31, 2005
Current Assets:
Cash and cash equivalents	$12,086,059	$6,874,653
Loans and accrued interest receivable	345,455	-
Prepaid expenses and other	64,107	137,577

Total current assets	12,495,621	7,012,230

Property and Equipment (net of accumulated depreciation of $989,233)	274,724	397,416

Other Assets
Intangible assets (net of accumulated amortization of $37,602)	452,492	355,218
Investment in Joint Venture	113,263	139,550
Deposits	36,822	140,822
Deferred tax asset (net of valuation allowance of $18,521,312) (restated)	-	-

Total other assets	602,577	635,590

Total assets	$13,372,922	$8,045,236

Current Liabilities
Accounts payable and accrued liabilities	$3,278,624	$779,413
Refundable deposit	550,000	550,000
Accrued fees and interest	1,004,247	1,035,572
Related party note payable	-	500,000

Total current liabilities	4,832,871	2,864,985

Long Term Related Party Note Payable	5,000,000	7,000,000

Total liabilities	9,832,871	9,864,985

Commitments and Contingencies	-	-

Stockholders' Equity (Deficiency)
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 100,000,000 shares authorized ($0.001 par value)
72,570,910 shares issued and outstanding at September 30, 2006	72,571
60,536,795 shares issued and outstanding at December 31, 2005		60,537
Paid in capital	69,410,500	30,604,342
Stock subscriptions receivable	(744,500)	(744,500)
Deficit accumulated during the development stage	(65,195,060)	(31,740,128)
Accumulated other comprehensive loss	(3,460)	-

Total stockholders' equity (deficiency)	3,540,051	(1,819,749)

Total liabilities and stockholders' equity (deficiency)	$13,372,922	$8,045,236

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS
For the Three and Nine Months ended September 30, 2006 and 2005 and from Inception
(unaudited)

	Three Months Ended		Nine Months Ended
	September		September		Inception
	2006	2005	2006	2005	to date
	(restated)		(restated)		(restated)
Revenue
Sales	$-	$-	$-	$-	$42,967

Expenses
Selling, general, and administrative expenses:
Stock and options issued for services	(1,109,500)	-	(2,449,000)	(1,027,150)	(10,950,292)
Other	(2,145,893)	(834,542)	(8,913,926)	(2,470,250)	(28,377,900)
Research and development expenses:
Fujairah test facility	(1,811,142)		(19,163,435)		(19,163,435)
Other	(686,113)	(930,384)	(2,951,944)	(1,912,211)	(5,060,598)
Loss on investment in joint venture	(10,107)	-	(22,827)	-	(22,827)
Loss on disposal of asset	-	-	(423)	-	(222,134)
Loss on impairment of asset	-	-	-	(233,900)	(233,900)

Total operating expenses	(5,762,755)	(1,764,926)	(33,501,555)	(5,643,511)	(64,031,086)

Loss from operations	(5,762,755)	(1,764,926)	(33,501,555)	(5,643,511)	(63,988,119)

Other income (expense)
Interest income	142,684	52,976	390,216	146,930	640,815
Interest expense	(103,450)	(117,868)	(343,596)	(267,831)	(1,087,516)
Late registration fees	-	-	-	(760,240)	(760,240)

Loss before taxes	(5,723,521)	(1,829,818)	(33,454,935)	(6,524,652)	(65,195,060)

Income tax benefit (provision)	-	-	-	-	-

Net loss	$(5,723,521)	$(1,829,818)	$(33,454,935)	$(6,524,652)	$(65,195,060)

Other comprehensive income (loss)
Foreign currency translation loss	(4)	-	(3,460)	-	(3,460)

Net comprehensive loss	$(5,723,525)	$(1,829,818)	$(33,458,395)	$(6,524,652)	$(65,198,520)

Loss per share - basic and diluted	$(0.08)	$(0.03)	$(0.48)	$(0.12)	$(1.59)

Weighted average shares - basic and diluted	72,537,577	56,670,862	70,137,713	56,603,766	41,098,571

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

Restatement of Construction Work-in-Progress to Research and Development

In connection with the preparation of the Company’s unaudited financial statements at March 31, 2006, and June 30, 2006, and for the periods then ended, the Company’s management and its Audit Committee originally concluded that the construction and purchase of equipment being installed in Fujairah, UAE (see Note 4), and the building to house it, were beyond the development stage and thus not subject to expense under the Statement of Financial Accounting Standards (“FAS”) No. 2. Accordingly, these items were capitalized in the first and second quarters of 2006. For the third quarter, however, the Company reassessed its position with respect to the capitalization of the equipment and its related building for the Fujairah facility and determined that the project in Fujairah was better characterized as a test facility because the building had not progressed to the point that processing equipment could be installed. Successful testing of the probe transducer assembly had not been completed. Contracting for testing oil and trucking thereof was not secure. Additionally the Company discovered that it had reflected the full value of options issued to Mustang International, L.P. (see Note 10) rather than allocating them over the service period. As these services were originally capitalized as part of construction work-in-progress, the restatement includes the necessary adjustments to expense them over the service period from April through September 2006.

The restatements for the first two quarters of 2006 as reflected in the accompanying financial statements are as follows:

SULPHCO, INC.
(A Company in the Development Stage) BALANCE SHEET (unaudited)	September 30, 2006	Adjustments	September 30, 2006
	(as reported)		(as restated)
Current Assets:
Cash and cash equivalents	$12,086,059	$-	$12,086,059
Loan and accrued interest receivable	345,455	-	345,455
Prepaid expenses and other	64,107	-	64,107
Total current assets	12,495,621	-	12,495,621
Property and Equipment (net of accumulated depreciation of $989,233)	274,724	-	274,724
Other Assets
Intangible assets (net of accumulated amortization of $37,602)	452,492	-	452,492
Investment in Joint Venture	113,263	-	113,263
Deposits	36,822	-	36,822
Deferred tax asset (net of valuation allowance of $18,521,312(restated))	-	-	-
Total other assets	602,577	-	602,577
Total assets	$13,372,922	$-	$13,372,922

Current Liabilities
Accounts payable and accrued liabilities	$3,278,624	$-	$3,278,624
Refundable deposit	550,000	-	550,000
Accrued fees and interest	1,004,247	-	1,004,247
Related party note payable	-	-	-
Total current liabilities	4,832,871	-	4,832,871
Long Term Related Party Note Payable	5,000,000	-	5,000,000
Total liabilities	9,832,871	-	9,832,871
Commitments and Contingencies	-	-	-
Stockholders' Equity (Deficiency)
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-	-
Common stock: 100,000,000 shares authorized ($0.001 par value) 72,570,910 shares issued and outstanding	72,571	-	72,571
Paid in capital	69,410,500	-	69,410,500
Stock subscriptions receivable	(744,500)	-	(744,500)
Deficit accumulated during the development stage	(65,195,060)	-	(65,195,060)
Accumulated other comprehensive loss	(3,460)	-	(3,460)
Total stockholders' equity (deficiency)	3,540,051	-	3,540,051
Total liabilities and stockholders' equity (deficiency)	$13,372,922	$-	$13,372,922

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2006	Adjustments	Three Months Ended September 30, 2006
	(as reported)		(as restated)
Revenue
Sales	$-	$-	$-
Expenses
Selling, general, and administrative expenses:
Stock and options issued for services	(1,109,500)	-	(1,109,500)
Other	(2,145,893)	-	(2,145,893)
Research and development expenses:
Fujairah test facility	(1,632,379)	(178,763)	(1,811,142)
Other	(686,113)	-	(686,113)
Loss on investment in joint venture	(10,107)	-	(10,107)
Loss on disposal of asset	-	-	-
Loss on impairment of asset	-	-	-

Total operating expenses	(5,583,992)	(178,763)	(5,762,755)
Loss from operations	(5,583,992)	(178,763)	(5,762,755)
Other income (expense)
Interest income	142,684	-	142,684
Interest expense	(103,450)	-	(103,450)
Late registration fees	-	-	-
Loss before taxes	(5,544,758)	(178,763)	(5,723,521)
Income tax benefit (provision)	-	-	-

Net loss	$(5,544,758)	$(178,763)	$(5,723,521)

Other comprehensive income (loss)
Foreign currency translation loss	(4)	-	(4)

Net comprehensive loss	$(5,544,762)	$(178,763)	$(5,723,525)

Loss per share - basic and diluted	$(0.08)	$(0.00)	$(0.08)

Weighted average shares - basic and diluted	72,537,577	72,537,577	72,537,577

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

Depreciation expense (as originally reported and as restated) was $52,415 and $162,567 for the three and nine months ended September 30, 2006, respectively, and $35,534 and $137,097 for the three and nine months ended September 30, 2005, respectively.

4.	Investment in Joint Venture

In November 2005, the Company and Trans Gulf Petroleum Co., a Government of Fujairah company, formed Fujairah Oil Technology LLC (the “LLC”), a United Arab Emirates limited liability company, to implement the Company’s Sonocracking™ desulfurization technology. The LLC is 50% owned by Trans Gulf Petroleum and 50% owned by SulphCo, Inc. Fujairah is one of the seven Emirates of the United Arab Emirates.

The formation agreement called for each shareholder to contribute 500,000 Dirhams for a 50% ownership in the LLC. On December 14, 2005, the Company wired to the LLC its 500,000 Dirhams, ($139,550). The 50% contribution by Trans Gulf Petroleum was received by the LLC in January, 2006.

The LLC’s operations began in 2006. In the nine months ended September 30, 2006 its financial activities consisted primarily of leasing office space, and acquiring leasehold improvements and office furniture and equipment. The lease commenced March 15, 2006. There was a loss of 167,735 Dirhams of which 50% ($22,827) has been reflected by the Company.

The Company entered into an agreement to construct a building for $1,600,000 for the LLC operations. The Company paid $800,000 to the construction company Subsequently the building plans were expanded which will require an additional $600,000 for construction. As specified in Note 1 the Company restated and expensed the entire investment in the building as research and development expense.

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

As of September 30, 2006, and for the nine months then ended, the LLC had the following condensed balance sheet and operating statement converted to US dollars:

Condensed Balance Sheet, September 30, 2006:	(unaudited)
Current assets	$254,891
Depreciable assets (net)	106,801
Other assets	1,633
Total assets	$363,325

Current liabilities	$136,799
Members’ equity	226,526
Total liabilities and members’ equity	$363,325

Operating Statement, Nine Months Ended September 30, 2006:
Revenue	$-
Operating expenses	(42,257)
Non-operating expense	(3,397)
Net loss	$(45,654)

Operating Statement, Three Months Ended September 30, 2006:
Revenue	$-
Operating expenses	_ (20,214)
Net loss	$(20,214)

A foreign currency translation loss of $4 and$3,460 has also been recognized as other comprehensive loss relative to this investment for the three and nine months ended September 30, 2006.

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

On March 29, 2006 the Company entered into a contract with Mustang International, L.P. (“Mustang”) for program management, engineering, procurement, construction management, and other services to be performed. Initially it oversaw engineering and construction for the project in Fujairah, United Arab Emirates. The fee for these services includes grants of stock and options as follows: (i) 17,500 of the Company’s shares of common stock, with a provision for reimbursement to the Company by Mustang of the value of the grant if the contract is terminated by Mustang, and (ii) options to acquire 52,500 shares of the Company’s common stock at $6.00 per share and are fully vested at project completion, exercisable by April 1, 2010. This agreement was amended on September 13, 2006 which made it clear that the grants were fully vested by September 29, 2006. The value of these services is included in research and development expense as it relates to plant and equipment construction-in-progress which has been restated (see Note 1). The 17,500 shares were valued at the $7.44 closing price on March 29, 2006, or $130,200. The options were valued at $357,525 based on the Black-Scholes valuation model using the assumptions described below.

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

For purposes of determining the period over which Dr. Gunnerman’s option will be expensed, the Company had made the assumption in the second quarter of 2006 that it would generate at least $50 million in revenue by the end of the first quarter of 2007. The Company assumed at the end of the third quarter 2006 that such revenue would be generated by the end of the second quarter of 2007. The option value is being expensed pro-rata over the period from the effective grant date of June 19, 2006, to June 30, 2007, the implicit vesting period. In the second quarter of 2006, $212,000 was expensed based on the value previously calculated. The second quarter expense as recalculated is $144,000. The difference of $68,000 is considered immaterial enough to leave the second quarter as reported and adjust the third quarter accordingly. For the third quarter of 2006, $901,000 of the option value is the calculated expense which is reduced to $833,000 due to the $68,000 recalculation of the second quarter.

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

For options fully vested when issued:

	Nardi	Mustang	van Maasdijk
Dates of options	2/28/06 & 3/31/06	3/29/06	6/19/06
Term	One year	to 4/1/10	to 5/22/09
Expected volatility	129% - 131%	162%	147%
Expected dividends	None	None	None
Risk-free interest rate	5%	5%	5.2%
Discount for post-vesting restrictions	None	None	None
Vesting method	2/28/2006	3/31/2006	9/29/2006

For Dr. Gunnerman’s option:

Date of option	6/19/2006
Term	to 5/22/09
Expected term used to calculate value	646 Days
Expected volatility	117%
Expected dividends	None
Risk-free interest rate	5.2%
Discount for post-vesting restrictions	None

11.	Commitments and Contingencies

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

In connection with the preparation of the Company’s unaudited financial statements at March 31, 2006, and June 30, 2006, and for the periods then ended, the Company’s management and its Audit Committee originally concluded that the construction and purchase of equipment being installed in Fujairah, UAE, and the building to house it, were beyond the development stage and thus not subject to expense under the Statement of Financial Accounting Standards (“FAS”) No. 2. Accordingly, these items were capitalized in the first and second quarters of 2006. For the third quarter, however, the Company reassessed its position with respect to the capitalization of the equipment and its related building for the Fujairah facility and determined that it was an appropriate exercise of judgment to classify expenses as development costs in the third quarter rather than to continue capitalization, based on the absence of a commercial history for this type of facility. As there had been no change in circumstances relating to the reclassification since December 31, 2005, the Company also determined that it is appropriate to restate these classifications in the first two quarters of 2006 in order to present these periods consistent with the third quarter.

Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005

Research and Development Expenses

For the three and nine months ended September 30, 2006, we incurred expenses of approximately $2.3 million and $22.1 million, respectively, related to research and development of our Sonocracking technology. These compare to approximately $930,000 and $1,908,000, respectively, for comparable periods in 2005 as reclassified (see note 1 of the financial statements). Approximately $1.8 million and $19.1 million for the respective periods were spent on the test facility in Fujairah, UAE. Approximately $1.1 million in construction of a testing unit to be utilized in Austria was expensed in the second quarter of 2006.

For the three and nine months ended September 30, 2006, approximately $181,000 and $576,000, respectively, represent amounts paid to our engineers and other research and development employees as wages and related benefits and for design and testing of our Sonocracker units. For those periods approximately $311,000 and $1,758,000 in expenses, respectively, were incurred for the procurement of control panels, probes, centrifuges, and generators related to the ongoing research and development of our units. The remainder of our research and development costs are recurring monthly expenses related to the maintenance of our warehouse facilities.

We expect our research and development expenses to decrease significantly as we successfully transition into generating sustained revenue. Thereafter, research and development will continue as needed to enhance our technology. During the first three quarters of 2006 we incurred approximately $19.2 million of expenditures relating to development of the Fujairah facility. We expect to incur approximately an additional $1.2 million in 2006 in connection with the test facility in Fujairah.

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

Interest Expense

Interest expense was approximately $103,000 and $344,000 for the three and nine months ended September 30, 2006, respectively. These reflect a decrease of approximately $14,000 or 12% for the comparable three month periods and an increase of approximately $76,000 or 28% for the comparable nine month periods. The decrease for the three month periods is primarily a result of the payments of debt principal to Dr. Rudolf Gunnerman in the second quarter of 2006. This included paying off a $500,000 note bearing interest of 8% and paying $2,000,000 against the $7,000,000 note which has a variable interest rate (5.84625% during the third quarter of 2006). The increase for the nine month period consists of an increase of approximately $29,000, due to the interest on the late registration (see “Late Registration” below) which began accruing at the end of June, 2005, and the result of quarterly increases in the interest rate on the $7,000,000 note payable to Dr. Gunnerman, as the rate is indexed to the LIBOR rate.

Late Registration

In accordance with the terms of our 2004 private placement, we accrued late fees of approximately $760,000, during the first two quarters of 2005, due to a delay in the effective date of our registration statement filed with the SEC. Our registration statement was declared effective by the SEC in June 2005 Accordingly, we have not accrued any such amounts for 2006 other than interest of approximately $90,000 ($30,000 per quarter) which accrues on the unpaid amount at the rate of 18% per annum. However, as of the date of this report no formal demands have been made by investors to pay these fees.

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

Due to the inherent complexities involved in the installation of a facility of this magnitude, and because the Fujairah facility will be the first installation of its kind utilizing our Sonocracking technology, there have been delays in our timetable for completing the construction, installation and commission of this facility, and there may be further delays in our current timetable, which will in turn affect the timing and availability of revenues. In addition, future costs and expenses are estimates, and therefore our costs may vary significantly from current estimates.

Liquidity

Working capital at September 30, 2006, was approximately $7.7 million. Current assets of approximately $12.5 million as of such date, consisted primarily of cash and cash equivalents of approximately $12.1 million. Current liabilities of approximately $4.8 million as of such date consisted primarily of accounts payable and accrued liabilities of approximately $3.3 million and accrued fees and interest of $1 million. Accounts payable and accrued liabilities include legal fees related to pending litigation of approximately $2 million and equipment construction and installation costs of approximately $740,000. Accrued fees and interest include approximately $910,000 of late fees and interest relating to delays in the effective date of an SEC registration statement in 2004 and 2005 relating to our 2004 private placement. However, no formal demands have been made by investors to pay these late fees.

We anticipate that our existing capital resources will be sufficient to fund our cash requirements through June, 2007 from cash presently on hand, based upon our expected levels of expenditures and anticipated needs during this period. Our future capital requirements will depend primarily upon debt and equity financings, third party lease financing of Sonocracking equipment and components, and proceeds from future exercises of outstanding warrants and options. Presently, we have no binding commitments for additional financings. To date, we have generated no material revenues from our business operations. We are unable to predict when or if we will be able to generate future revenues from commercial activities or the amounts expected from such activities.

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

After a thorough reexamination of the events that led to the restatement of the first and second quarters of 2006, the Chief Executive Officer and Interim Chief Financial Officer believe that the Company’s disclosure controls and procedures were not effective during the period ended September 30, 2006. There were deficiencies in the communications between previous management to the board of directors and the Audit Committee. The Company also lacked personnel with sufficient financial expertise and experience to make appropriate judgments resulting in appropriate accounting and financial reporting.  The Company has attempted to address these issues as part of transitions with new management. The Company has hired a new CEO and President and intends to hire additional personnel with the financial expertise it currently lacks. Our CFO resigned effective March 23, 2007 and we are actively seeking a replacement. In the interim Michael Abend our Controller is the acting CFO.

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

During the quarter ended September 30, 2006, we added additional procedures relating to the review of computations for quarterly and annual financial statements prior to submission to the SEC. We proceeded with our efforts to conform to section 404 of the Sarbanes-Oxley Act within the timeframe allowed by the SEC. We also added an additional procedure regarding internal reporting of stock option grants, described in the preceding paragraph. We believe that these changes in our internal controls over financial reporting are reasonably likely to materially affect our internal controls over financial reporting by better enabling us to disclose reportable financial transactions accurately and timely.

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