Form 10-K
period 2006-12-31
SULPHCO INC
filed 2007-04-02
CIK 1096560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Registrant’s telephone number (775) 829-1310

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share
(Title of class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was last sold on June 30, 2006, was $518,411,995.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of Common Stock outstanding on March 21, 2007, was 76,355,478.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes [   ] No [X]

SULPHCO, INC.
2006 FORM 10-K ANNUAL REPORT

Financial Statements for the Years Ended December 31, 2006, December 31, 2005, and December 31, 2004 with Audit Reports.

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in “Item 1A. Risk Factors” section contained herein, as well as the risk factors and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). These documents are available through our web site, http://www.sulphco.com, or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at http://www.sec.gov.

References in this report to “we,” us,” “our company,” and “SulphCo” refer to SulphCo, Inc., a Nevada corporation.

PART I

ITEM 1.  BUSINESS

Introduction

We are engaged in the business of developing and commercializing our patented and proprietary technology for the “upgrading” of crude oil by reducing its relative density, its viscosity, and its sulfur and nitrogen content. Our patented and proprietary process, which we refer to as Sonocracking,™ is based upon the novel use of high power ultrasonics - the application of high energy, high frequency sound waves - which alters the molecular structure of the crude oil. This decreases the relative density and the viscosity of crude oil and correspondingly increases the amount of lighter oils that can be recovered during the refinery processes. Other beneficial changes to the crude oil as a result of the Sonocracking technology include a reduction in the weight percentage of sulfur as well as a reduction in the parts per million of nitrogen.

The markets for our Sonocracking technology and our Sonocracker™ units are crude oil producers and refiners. The economic value of crude oil is driven largely by both the relative density of the crude and sulfur content. Because our technology is expected to decrease the relative density of crude oil and at the same time reduce the sulfur content in a cost-effective way, the successful commercialization of our technology can be expected to produce economic benefits to future customers in these markets.

We maintain our principal executive offices and facilities at 850 Spice Islands Drive, Sparks, Nevada 89431. Our telephone number is 775-829-1310. Our corporate website is www.sulphco.com. Our website and the information contained therein are not part of this report.

Business Development During the Past Year

During 2006, we entered into Memorandums of Understanding (“MOU”), Letters of Intent (“LOI”) and testing agreements with several major oil companies including Total in France, Petrobras in Brazil, SK Corporation in South Korea, Hyundai Oilbank Co., Ltd in South Korea, and OMV in Austria. These agreements indicate the market’s interest in the SulphCo, Inc. Sonocracking ™ technology and provide us several avenues for validation testing of the process. Furthermore, these testing agreements lay the groundwork for future commercial discussions and development options for the technology.

In 2006, we entered into an MOU with Pierson Capital International Ltd (“Pierson”). As part of the agreement, Pierson accepted the appointment as SulphCo, Inc.’s advisor and coordinator for operational logistics associated with the Sonocracking ™ technology, beginning with the test facility under construction in Fujairah, UAE. Included within the scope of Pierson’s involvement in Fujairah are marine terminal capabilities, storage and tanker capacities, and import and export management.

We continued construction of a 180,000 bbl/day Sonocracking™ test facility in Fujairah, UAE throughout 2006. Over the course of the year, a land lease was procured for the production site, and over $20 million was invested in a test facility. Although progress in 2006 was hampered with delays due to poor execution by our construction contractor, several steps have been taken to remediate those issues, and we expect to commission the first Sonocracking ™ unit in the first half of 2007.

The following sets forth a detailed summary and timeline of the significant events and milestones that have occurred during the construction of the Fujairah test facility:

•	December, 2005 - Formal request from Fujairah Oil Technology LLC to provide processing equipment capable of upgrading 200,000 bbl/day by June 1, 2006.

•	December, 2005 - Contracted with NTG GmbH (“NTG”) to build seven 30,000 bbl/day Sonocracking units to be completed by April 15, 2006.

•
February, 2006 - Finalized contracts with NTG for construction of seven 30,000 bbl/day Sonocracking units and fourteen oil/water separators for €1.1 million Euros, or approximately $1.3 million, per unit.

•	February, 2006 - Placed an order with M’rkisches Werk GmbH (“MWH”) for the manufacture of 60 ultrasonic probes.

•	March, 2006 - Contracted with Vera Group (“Vera”) to design and construct the building to house the Sonocracking units.

•	March, 2006 - Contracted with Mustang International, LP (“Mustang”) to provide overall program and construction management.

•	April, 2006 - Construction of building begun.

•	May, 2006 - Change in scope of building construction.

•	May, 2006 - First shipment of equipment from Germany to Fujairah.

•	June through October, 2006 - Building construction continues, but with several unforeseen delays.

•
October, 2006 - Building progressed to the point that processing equipment could be installed, but there were further delays as Vera failed to implement sufficient manpower and had not ordered the equipment required in their scope.

•	November, 2006 - Installation of equipment within the building begins.

•	January, 2007 - Completion of installation of six 30,000 bbl/day Sonocracking units, exclusive of reactors.

In late 2006 and early 2007, we engaged two external vendors to facilitate the development of ultrasound probes with improved operational performance and reliability.  We received and tested the first set of improved probe prototypes in January, with encouraging results with respect to reliability.  The next set of improved probe prototypes was received in late February and has been in reliability and performance testing over the past few weeks.  Preliminary results show improved reliability and the current research focus centers on the necessary processing performance required by the probe to affect the Sonocracking® process.  Subsequent improvements in the probe design and reliability are underway and are expected to continue throughout 2007.  In addition to these efforts, we continue to pursue and evaluate other "off the shelf" solutions that are available for ultrasound probes companies.

General Description of Our Technology

The key to our technology is the use of high power ultrasound to alter naturally occurring molecular structures in hydrocarbons, which are the predominant molecular components of crude oil. The altering of these structures includes breaking large hydrocarbon structures into smaller hydrocarbon structures, thereby reducing the relative density, and the viscosity of the crude oil. Carbon bonds that contain sulfur and nitrogen are also broken in the same manner, thereby allowing the separation through filtration of some of these compounds from the remaining hydrocarbon compounds in the crude oil.

The Market for Our Technology

The Oil Producer Market

SulphCo processing units are expected to provide economic benefits for oil producers utilizing these units. These benefits include:

•	The ability to obtain higher prices for crude oil processed by SulphCo’s Sonocracker units; and

•	Improved economics of producing heavier, higher sulfur content crude oil reserves.

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

The world consumes approximately 85 million barrels of oil per day, according to the Energy Information Administration as of the end of 2006. Of this, approximately 60 million barrels per day comes from medium and heavy crude oil.

The Refinery Market

SulphCo’s Sonocracking processing units are expected to provide economic benefits for oil refiners through the reduction of crude oil density and sulfur content. As each refinery is unique, potential benefits of Sonocracking technology to an individual refiner will vary, depending on such factors as plant configuration, the type of crude oil processed and product specifications.

These potential benefits include:

•	The ability to produce a higher yield of higher value refinery end product;

•	Lower raw material (i.e. crude oil) costs; and

•	Improved operation of conventional desulfurization equipment.

Upgrading of Crude Oil Results in Higher Yield of Higher Margin End Products

When refined, a lighter crude oil usually produces a higher yield of higher margin refined products such as gasoline, diesel and jet fuel. Therefore, it is more expensive than heavy crude oil. In contrast, heavy crude oil produces more low margin by-products and heavy residual oils. Because our Sonocracker units are expected to upgrade the quality of crude oil by reducing crude oil density, a refinery which “pre-treats” its feed crude oil with our Sonocracking technology is expected to be able to produce a higher yield of higher value end products than would otherwise be the case without our Sonocracker units.

Lower Raw Material Costs

While all crude oils have differing characteristics, the relative cost of crude oil is influenced primarily by its relative density and sulfur content. Typically, there is a direct correlation between oil density and sulfur content, with more dense crude generally containing higher sulfur concentrations. Therefore, crude oil with lower density and lower sulfur concentrations is generally sold at a higher price than higher density crude oil with higher sulfur concentrations.

The cost of crude oil is generally considered to be the cost component with the greatest leverage on the profitability of an oil refinery. Therefore, a refinery will normally seek to purchase the most economical grade of crude oil which is suitable for its refinery operations. Typically, no two refineries will have identical requirements and suitability of a particular grade of crude oil will normally depend upon the refining capabilities of a particular refinery and the types of finished products it produces. For example, complex refineries, (i.e. refineries which have more extensive refining capabilities) can more readily process heavier grades of crude oil containing higher sulfur concentrations. Due to price differentials based upon the density and sulfur content of crude oil, a refinery (regardless of complexity) will normally seek to purchase the most economical heavy grade oil with the highest sulfur content that can be refined within it’s capabilities. In turn, as the market “spread” between light sweet crude oil and heavy sour crude oil increases, so too should a refinery’s profit margin if it has the capability of processing heavier sour crude oil.

Because our Sonocracker units are expected to reduce crude oil density and sulfur content, a refinery which “pre-treats” its crude oil with our units would be expected to be able to realize cost reductions and improved profit margins by utilizing lower cost, higher density, higher sulfur containing feed oil than would otherwise be possible without our Sonocracking technology.

Improved Operation of Conventional Desulfurization Equipment

The reduction of sulfur levels is an integral part of most refinery processes. This is most commonly accomplished through refinery equipment generally referred to in the industry as “hydrotreaters.” Hydrotreating is a refinery process in which hydrogen gas is mixed with the hydrocarbon stream and exposed to a catalyst under high temperature and pressure to effect the hydrotreating process. The greater the temperature and pressure, the faster the hydrotreating process will go. Typically, the higher boiling point fractions from lower grade, lower API gravity (heavier) crude requires higher temperature and pressure to complete the hydrotreating process.

By utilizing our Sonocracker units, it is expected that the improvement and upgrading of the crude oil stream should result in greater operating efficiency in conventional hydrotreating operations. This is expected to give some refiners more options with respect to crude oil feed choices, operating rates and other refining decisions.

Our Sonocracker units may also reduce the need for some refineries to revamp existing hydrotreaters. In some instances, refineries are faced with revamping their existing hydrotreaters to meet ever more stringent levels of sulfur reduction in petroleum products. Our Sonocracker units are expected to allow refiners to utilize higher sulfur crude oil more efficiently in their existing hydrotreaters, thereby avoiding the cost of revamping their existing equipment and the resulting costly downtime for the refinery.

For additional information regarding capital and operating costs related to our Sonocracker units, see “Competitive Business Conditions” below.

Geographic Scope of Our Market

We have a 50% ownership interest in Fujairah Oil Technology LLC in the United Arab Emirates and have entered into Memorandums of Understanding (MOU), Letters of Intent (LOI) and testing agreements with several major oil companies including Total in France, Petrobras in Brazil, SK Corporation in South Korea, Hyundai Oilbank Co., Ltd in South Korea, and OMV in Austria. As the potential markets for our technology include countries with significant oil producing or refining activities, we expect to conduct business in other countries in the future. These activities may be conducted by us directly, or through partners, licensees or other third parties, in connection with the potential commercialization of our technologies.

Development and Commercialization Activities

We have been developing our Sonocracking technologies on an ongoing basis since the formation of GRD, Inc. in January 1999. Beginning in mid-2002, our development activities centered around re-designing, upgrading and testing of laboratory scale prototypes utilizing more powerful ultrasonic generators, and redesigning these prototypes to accommodate the more powerful generators. Substantially all of the development work to date has been conducted by SulphCo personnel. At this time, testing has been limited to samples produced by prototypes which have processed up to 100 gallons per minute of crude oil in a laboratory setting. We continue to conduct testing in-house and through relationships with third parties.

During 2005, we completed construction of a 5,000 bbl/day Sonocracking unit and a 15,000 bbl/day Sonocracking unit at our facilities in Sparks, Nevada, which culminated months of testing the internal components of the unit at our facility. These units are designed to be modular in order to facilitate both scalability and maintenance. The 15,000 bbl/day unit incorporates three reactor probe assemblies and associated equipment as used in the 5,000 bbl/day unit. Both the 5,000 and 15,000 bbl/day units are prototypes that could be used for demonstration to customers. These systems are automated using programmable logic controllers and come equipped with touch screen interfaces. We also designed a Sonocracking unit intended to process 30,000 bbl/day of material. This unit is based upon the design of the 5,000 and 15,000 bbl/day prototypes, whereby a 15,000 bbl/day unit consists of three 5,000 bbl/day units, and a 30,000 bbl/day unit consists of six 5,000 bbl/day units. Seven 30,000 bbl/day units were manufactured by NTG in 2006, with six units installed in our Fujairah facility.

As stated above, in Fujairah, although progress has been delayed, we expect to commission the first Sonocracking™ unit in the first half of 2007. The commissioning of this unit will allow for further internal development and external demonstration of the technology as in parallel we move forward with commercial discussions regarding oil supply contracts and pipeline construction in 2007.

The following sets forth a detailed summary and timeline of the significant events and milestones that need to occur for the Fujairah facility to commence commercial testing:

•	April, 2007 - Completion of building and infrastructure. $800,000 due to The Vera Group upon completion.

•	April, 2007 - Completion of successful testing of the probe transducer assembly.

•	April, 2007 - Contracting for testing oil and trucking thereof.

•	April/May, 2007 - Begin testing of ultrasonic probes under commercial conditions.

•	June, 2007 - Completion of commissioning of test unit.

Patents, Trademarks and Copyrights

We own five United States patents, four of which relate to our basic Sonocracking technology. We believe United States Patent Nos. 6,402,939, 6,500,219, 6,827,844, and 6,897,628 provide substantial protection for our basic Sonocracking technology covering the novel use of ultrasound to desulfurize crude oil. The first patent, patent 6,402,939, was issued on June 11, 2002, and expires on September 28, 2020. This patent was assigned to us by Dr. Teh Fu Yen of the University of Southern California. It covers the oxidation of sulfur compounds in fossil fuels using ultrasound. The second patent, No. 6,500,219, was issued on December 31, 2002, and expires on March 19, 2021. This patent was based on additional work done by Dr. Gunnerman and focuses on the continuous process for the oxidation of sulfur compounds in fossil fuels using ultrasound. The third patent, No. 6,827,844, was issued on December 7, 2004, and expires on October 23, 2022. This patent relates to ultrasound-assisted desulfurization of fossil fuels in the presence of dialkyl ethers. The fourth patent, No. 6,897,628 was issued on May 24, 2005, and expires on May 16, 2023. This patent relates to high-power ultrasonic generators and their use in chemical reactions.

In addition to these four issued U.S. patents which cover our basic desulfurization process, we have one additional U.S. patent. Patent No. 6,652,992, covers a silver coating process on ultrasonic horns which makes the horns corrosion resistant. This patent was issued on November 25, 2003, and expires on December 20, 2022. We have nine other patent applications pending which address specific aspects of our upgrading process. We also have one hundred two (102) foreign patent applications pending which relate to our U.S. patents.

We have applied to register the trademarks Sonocracking,™ Sonocracker,™ and Sonocracked Crude™ with reference to our upgrading and desulfurization technology. The trademark SulphCo™ was registered in the U.S. on May 30, 2006. We also rely on copyright protection for the software utilized in our Sonocracking units.

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

Our patented and proprietary Sonocracking process is based upon the novel use of high power ultrasonics to effect beneficial changes in the chemical composition of crude oil. These beneficial changes include an increase in the gravity of the crude oil and a corresponding increase in the amount of lighter, more valuable oils that can be recovered during refining processes. Other beneficial changes to the crude oil as a result of the Sonocracking technology include a reduction in the weight percentage of sulfur as well as a reduction in the parts per million of nitrogen.

We believe that our Sonocracking technology is unique in that it “pre-treats” crude oil by both reducing relative gravity of oil and reducing sulfur content prior to being fed into the traditional refinery operation. Other than our proprietary Sonocracking process, we are not aware of any process in commercial use which is capable of both reducing the density of crude oil and reducing sulfur content other than the conventional refinery process itself.

SulphCo’s Sonocracking units, which are intended to operate in conjunction with traditional refinery equipment, are expected to provide additional upgrading benefits at a substantially reduced capital and operating cost compared to conventional refinery operations. These units are also expected to provide a cost-effective method for oil producers to upgrade their crude oil prior to its sale to refiners.

We believe that our issued and pending patents and proprietary know-how will provide us with a significant competitive advantage over other companies seeking to commercialize new methods of increasing the gravity of crude oil or reducing its sulfur content which are more cost-effective or more efficient than the methods which are currently commercially available.

Research and Development During the Last Three Years

During the past three years, our business efforts were directed towards research and development of upgrading and desulfurization of crude oil, including research and development of our high power ultrasound technology. During this time, our research and development costs totaled approximately $7.1 million; $4 million in 2006, $2.5 million in 2005, and $400,000 in 2004. In 2006, we expended approximately $21.5 million for the construction of the building and for equipment related to the test facility in Fujairah as discussed under “Business Development During the Past Year.” Expenditures of this magnitude will not be repeated in the future until commercialization can be proven to be profitable, whereupon similar expenditures will be capitalized as commercial equipment rather than expensed as research and development.

In 2005, we completed the design and construction of our first 15,000 bbl/day Sonocracking unit, which has not been put into service.

We expect to continue to develop and test our technologies and prototypes and to explore the expansion of the range of petroleum products that can be upgraded with our technologies.

Effects of Government Regulation; Regulatory Approvals

Government Regulation of Sulfur Levels in Petroleum Products

The reduction of sulfur levels in petroleum products has become a major issue for oil refiners. Developed countries in recent years have increasingly mandated the use of low or ultra low sulfur petroleum products. As a result, refineries are faced with incurring extremely expensive capital improvements for their refinery processes, altering their end product mix, or in some instances ceasing the production of low sulfur products entirely. Our technology is expected to benefit from the impact of existing and proposed government mandates which regulate sulfur content, in both the U.S. and in developed countries abroad.

For example, refinery operations in the U.S. and many of the petroleum products they manufacture are subject to certain specific requirements of the federal Clean Air Act (“CAA”) and related state and local regulations and with the Environmental Protection Agency (“EPA”). The CAA may direct the EPA to require modifications in the formulation of the refined transportation fuel products in order to limit the emissions associated with their final use. In December 1999, the EPA promulgated national regulations limiting the amount of sulfur that is to be allowed in gasoline. The EPA has stated that such limits are necessary to protect new automobile emission control systems that may be inhibited by sulfur in the fuel. The regulations require the phase-in of gasoline sulfur standards beginning in 2004, with special extended phase-in provisions over the next few years for refineries meeting specified requirements. In addition, the EPA recently promulgated regulations that limit the sulfur content of highway diesel fuel beginning in 2006 to 15 parts per million. The former standard was 500 parts-per-million. The EPA has also proposed regulations intended to limit the sulfur content of diesel fuel used in non-road activities such as mining, construction, agriculture, railroad and marine.

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

Operation of our Sonocracking units is subject to a variety of federal, state and local health and environmental laws and regulations governing product specifications, the discharge of pollutants into the air and water, and the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials. Permits with varying terms of duration may be required for the operation of our Sonocracking units, and these permits may be subject to revocation, expiration, modification and renewal. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to injunctions, civil fines and even criminal penalties.

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

Installation and operation of our units at customer sites may subject us to increased risk. We intend to address these risks by imposing contractual responsibility on third party users for maintaining necessary permits and complying with applicable environmental laws related to the operation of our units. However, these measures may not fully protect us against environmental risks. Furthermore, although we may be entitled to contractual indemnification from third parties for environmental compliance liabilities, this would not preclude direct liability by us to governmental agencies or third parties under applicable federal and state environmental laws. We are presently unable to predict the nature or amount of additional costs or liabilities which may arise in the future. However, future liabilities and costs could be material.

Employees

As of March 1, 2007, we had 24 total employees, including 22 full-time employees.

ITEM 1A.  RISK FACTORS

We are a development stage company with a limited operating history, which makes it more difficult to predict whether we will be able to successfully commercialize our technology and implement our business plan.

We are a development stage company with a limited operating history, and our principal technologies and products are not yet commercially proven. Accordingly, there is a limited operating history upon which to base an assumption that we will be able to successfully implement our business plan.

Our technologies are not fully developed, are commercially untested, and therefore, the successful development and commercialization of our technologies remain subject to significant uncertainty.

Our activities, to date, have involved the research and development of our crude oil desulfurization and upgrading technologies and the construction of a test facility. We have not yet generated any material revenues since commencing these activities in January 1999. Commercial application of our technologies will require further investment, development and testing. We may be unable to complete the commercialization of our technologies on a timely basis, or at all.

Development and commercialization of a new technology, such as our Sonocracking™ process, is inherently subject to significant risks. Accordingly, we cannot assure that our technology will perform in a commercial scale setting as indicated in initial laboratory or small scale testing or that we will be able to successfully commercialize our technology. Introducing and enhancing a new technology involves numerous technical challenges, substantial financial and personnel resources, and often takes many months or years to complete. We cannot be certain that we will be successful at commercializing our technology on a timely basis, or in accordance with milestones, if at all. In addition, we cannot be certain that, once our processing unit is made operational in a commercial setting, the unit will perform as expected. Our technology is complex and, despite further vigorous testing and quality control procedures, may contain undetected errors. Any inability to timely deliver a commercially viable unit could have a negative effect on our business, revenues, financial condition and results of operations.

We have a history of operating losses and have not generated material revenues to date, and we are unable to predict when or if we will generate material revenues on a sustained basis or achieve profitability.

We have not generated any material revenues, and we have experienced significant operating losses in each period since we commenced our current line of business in January 1999. As of December 31, 2006, we had an accumulated deficit of approximately $70.8 million, including approximately $10.1 million of stock-based compensation expense. These losses are principally associated with the research and development of our Sonocracking™ units for desulfurization and upgrading crude oil and other petroleum products, research and development of ultrasound technologies, development of pre-production prototypes and related marketing activity, and we expect to continue to incur expenses in the future for development, commercialization and sales and marketing activities related to the commercialization of our technology. We cannot predict when or to what extent our technology or resulting products will begin to produce revenues on a sustained basis, or whether we will ever reach profitability. If we are unable to achieve significant levels of revenue on a sustained basis, our losses will continue. If this occurs, we may be compelled to significantly curtail our business activities or suspend or cease our operations.

We may not have sufficient working capital in the future, and we may be unable to obtain additional capital, which could result in the curtailment, suspension or cessation of our business activity. If we obtain additional financing, you may suffer significant dilution.

In the past we have financed our research and development activities primarily through debt and equity financings from our principal shareholder, Rudolf W. Gunnerman, and equity financings from third parties. Our existing capital resources will not be sufficient to fund our cash requirements for the next 12 months based upon current levels of expenditures and anticipated needs. We expect that additional working capital will be required in the future. There is substantial doubt about our ability to continue as a going concern, as discussed in Note 1 to our financial statements. Our ability to continue as a going concern is dependent on our ability to implement our business plan and raise additional funds.

The extent and timing of our future capital requirements will depend upon several factors, including:

•	Completion of the test facility
•	Continued progress toward commercialization of our technologies;
•	Rate of progress and timing of product commercialization activities and arrangements, including the implementation of our venture with Fujairah Oil Technology; and
•	Our ability to establish and maintain collaborative arrangements with others for product development, commercialization, marketing, sales and manufacturing.

Accordingly, our capital requirements may vary materially from those currently planned, and we may require additional financing sooner than anticipated.

Sources of additional capital, other than from future revenues (for which we presently have no commitments) include proceeds from the exercise of warrants issued to the investors in the June 2004 and March 2006 placements, funding through collaborative arrangements, licensing arrangements and debt and equity financings. We do not know whether additional financing will be available on commercially acceptable terms when needed. If we cannot raise funds on acceptable terms, we may not be able to successfully commercialize our technology, or respond to unanticipated requirements. If we are unable to secure such additional financing, we may have to curtail, suspend or cease all or a portion of our business activities. Further, if we issue equity securities, our shareholders may experience severe dilution of their ownership percentages, and the new equity securities may have rights, preferences or privileges senior to those of our common stock.

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

We expect to experience significant growth if we are successful in our efforts to rollout our Sonocracking units in Fujairah, United Arab Emirates. This growth exposes us to increased competition, greater operating, marketing and support costs and other risks associated with entry into new markets and the development of new products, and could place a strain on our operational, human and financial resources. To manage growth effectively, we must:

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

We are highly dependent on our key personnel to manage our business, and because of competition for qualified personnel, we may not be able to recruit or retain necessary personnel. The loss of key personnel or the inability to retain new personnel could delay the implementation of our business plan.

Our success depends to a significant degree on the continued services of our senior management and other key employees, and our ability to attract and retain highly skilled and experienced scientific, technical, managerial, sales and marketing personnel. We cannot assure you that we will be successful in recruiting new personnel or in retaining existing personnel. None of our senior management or key personnel has long term employment agreements with us. We do not maintain key person insurance on any members of our management team or other personnel. The loss of one or more key employees or our inability to attract additional qualified employees could delay the implementation of our business plan, which in turn could have a material adverse effect on our business, results of operations and financial condition. In addition, we may experience increased compensation costs in order to attract and retain skilled employees.

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

Our commercial success will depend to a large degree on our ability to protect and maintain our proprietary technology and know-how and to obtain and enforce patents on our technology. We rely primarily on a combination of patent, copyright, trademark and trade secrets law to protect our intellectual property. Although we have filed multiple patent applications for our technology, and we have five issued patents in the U.S., our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot assure you that any patents will be issued pursuant to our current or future patent applications or that patents issued pursuant to such applications will not be invalidated, circumvented or challenged. Also, we cannot assure you that the rights granted under any such patents will provide the competitive advantages we anticipate or be adequate to safeguard and maintain our proprietary rights. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries. Moreover, we cannot assure you that third parties will not infringe, design around, or improve upon our proprietary technology.

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

To date, environmental regulation has not had a material adverse effect on our business, which is presently in the development stage. However, future activities may subject us to increased risk when we commercialize our units by reason of the installation and operation of these units at customer sites. We intend to address these risks by imposing contractual responsibility whenever practicable, on third party users for maintaining necessary permits and complying with applicable environmental laws governing or related to the operation of our units. However, these measures may not fully protect us against environmental risks. Furthermore, although we may be entitled to contractual indemnification from third parties for environmental compliance liabilities, this would not preclude direct liability by us to governmental agencies or third parties under applicable federal and state environmental laws. We are presently unable to predict the nature or amount of additional costs or liabilities which may arise in the future related to environmental regulation. However, such future liabilities and costs could be material.

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

We are the defendant in several lawsuits, in which an adverse judgment against us could result in liabilities which exceed our available assets.

Details of the current status of outstanding litigation involving the Company are available herein, under “Item 3. Legal Proceedings.” An adverse judgment in any of these cases could result in material harm to our business or result in liabilities that exceed our available assets.

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

As of December 31, 2005 and in subsequent quarters through December 31, 2006 we have concluded that our disclosure controls and procedures regarding information required to be included in SEC reports were not effective due to material weaknesses, and we might find other material weaknesses in the future which may adversely affect our ability to provide timely and reliable financial information and satisfy our reporting obligations under federal securities laws. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

As of December 31, 2005 and in subsequent quarters through December 31, 2006, we detected material weaknesses in our disclosure controls and procedures regarding information required to be included in SEC reports. As a result of these weaknesses management has concluded that as of December 31, 2005, and in subsequent quarters through December 31, 2006, our disclosure controls and procedures were not effective as of such dates. In particular, management concluded that:

•	There were deficiencies in the communications between previous management to the Board of Directors and the Audit Committee;

•
We did not have adequate controls over the accounting, review and processing of transactions involving decisions to expense or capitalize certain items involving research and development, fixed assets and patent maintenance;

•	We did not have adequate transaction controls over the accounting, review and processing of liability recognition at the end of accounting periods;

•	We did not have adequate controls over the accounting, review and processing of transactions involving issuances of stock and options or cash commitments; and

•	We lacked personnel with sufficient financial expertise and experience to make appropriate judgments resulting in appropriate accounting and financial reporting.

The Company has attempted to address these issues and continues to address them as it makes transitions with new management. The Company has hired a new CEO and President and intends to hire additional personnel with the financial expertise it currently lacks, and we have taken and are taking steps to remediate the material weaknesses in our disclosure controls and procedures, including the adoption of written policies for the areas found to be deficient. However, we have not completed our remediation effort and we cannot assure you that we will completely remediate our material weaknesses. We might find other material weaknesses in the future. Our Chief Financial Officer resigned March 23, 2007, and we are actively seeking a replacement, but cannot be assured that we will easily find a qualified replacement or one who can smoothly assist us in strengthening our disclosure controls and procedures.  To the extent that any significant or material weaknesses exist in our disclosure controls and procedures, such weaknesses may adversely affect our ability to provide timely and reliable information necessary for the conduct of our business and satisfaction of our reporting obligations under federal securities laws, including the preparation of interim and annual financial statements in accordance with generally accepted accounting principles and SEC rules. As a result, current and potential stockholders could lose confidence in our reporting, which would harm our business and the trading price of our stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our executive offices and facilities are located at 850 Spice Islands Drive, Sparks, Nevada 89431 in a leased facility consisting of approximately 92,125 square feet. The lease for this space will expire at the end of May 2007. We are looking at other options prior to the end of the lease.

We currently have no investment policies in place regarding real estate interests.

ITEM 3.  LEGAL PROCEEDINGS

We are not party to, and none of our property is subject to any pending or threatened legal, governmental, administrative or judicial proceedings that may have a material adverse effect upon our financial condition or operations, except as follows:

On January 5, 2004, we filed a lawsuit in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No. CV04 00013, Dept. No. 9, against Alexander H. Walker, Jr., the Company’s former general counsel and director, and Nevada Agency & Trust Company, the Company’s former transfer agent. The lawsuit alleges breaches of fiduciary duty, contract violations, conversion, and other related claims, in connection with the sale of shares of the Company’s common stock to Coldwater Capital, LLC and Mark Neuhaus in 2001. The Company claims it did not receive approximately $737,000 of the purchase price for the shares sold. The Defendants have answered the Complaint, generally denying the allegations and raising affirmative defenses, and cross-complaining against Coldwater Capital, LLC and Mark Neuhaus for the payment of the funds owed to the Company. The Company subsequently obtained a pre-judgment writ of attachment requiring Mr. Walker to deposit the proceeds of the sale of the Company stock he owned with the court, pending trial. Discovery has been completed and trial in this matter is presently scheduled for April 23, 2007.

In Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., the Company, Rudolf Gunnerman, Peter Gunnerman, and RWG, Inc., were named as defendants in a legal action commenced in Reno, Nevada. The Plaintiff alleged claims relating to “sulfur removal technology” originally developed by Professor Teh Fu Yen and Dr. Gunnerman with financial assistance provided by Dr. Gunnerman, and subsequently assigned to the Company. On December 18, 2006, following a trial, the jury found in the Company’s favor on both claims asserted against the Company by the Plaintiff. The Plaintiff has since requested equitable relief, including the imposition of a constructive trust, from the Judge who presided over the trial. The Company views the request for any equitable relief as against the Company as without merit. Oral argument on the request for equitable relief took place on February 22, 2007, and the Company is awaiting a decision.

In Talisman Capital Talon Fund, Ltd. v. Rudolf Gunnerman and SulphCo, Inc., the Company and Rudolf Gunnerman were named as Defendants in a legal action commenced in federal court in Reno, Nevada. The Plaintiff alleged claims relating to the Company’s rights to develop its “sulfur removal technology. The Company regards these claims as without merit. Discovery in this case formally concluded on May 24, 2006. Motions to compel additional discovery and summary judgment motions by both parties are still pending, and no trial date has yet been set.

In The Matter of the Arbitration between Stan L. McLelland v. SulphCo, Inc., Mr. McLelland, who was the Company's president from August 13, 2001, until he resigned on September 12, 2001, is seeking to exercise options to purchase two million (2,000,000) shares of the Company’s common stock at 50 cents per share. It is the Company’s position that those options had not vested prior to Mr. McLelland's resignation. Mr. McLelland also seeks salary for the six months following his resignation and $20,000 of alleged unpaid commuting expenses, as well as attorneys' fees and costs. Discovery is closed, and the arbitrator recently denied the parties’ cross-motions for summary judgment on the options issue. The arbitration hearing has been set for April 19 and 20, 2007 in Reno, Nevada.

On October 20, 2006, Mark Neuhaus filed a lawsuit against the Company and Rudolph W. Gunnerman, Mark Neuhaus v. SulphCo, Inc., Rudolph W. Gunnerman, in the Second Judicial District Court, in and for the County of Washoe, Case No. CV06 02502, Dept. No. 1. The lawsuit is based on a purported Non-Qualified Stock Option Agreement and related Consulting Agreement between Mark Neuhaus and the Company dated March of 2002. Mark Neuhaus claims that according to the terms of the Non-Qualified Stock Option Agreement, he was granted an option to purchase three million (3,000,000) shares of the Company’s common stock at the exercise price per share of $0.01. On or about February of 2006, Mark Neuhaus attempted to exercise the option allegedly provided to him under the Non-Qualified Stock Option Agreement. At that time, the Company rejected Mr. Neuhaus’s attempt to exercise the option. Thereafter, Mr. Neuhaus filed this lawsuit seeking to enforce the Non-qualified Stock Option Agreement. In his suit, Mr. Neuhaus includes claims for specific performance, breach of contract, contractual breach of the covenant of good faith and fair dealing, and tortious breach of the covenant of good faith and fair dealing. He requests the Court to compel the Company to issue the shares or alternatively to award him damages equal to the fair market value of the three million (3,000,000) shares of stock when he purported to exercise the options, minus the exercise price. On December 7, 2006, the Company moved to dismiss the lawsuit. On January 4, 2007, the Court issued an Order denying the motion on the ground that there were factual issues to be resolved which prevented dismissal at that time. The Company is now in the process of preparing an Answer to the Complaint. The Company intends to vigorously defend the claims made by Mr. Neuhaus, which it believes are without merit. Trial in this matter is scheduled for September 24, 2007.

On January 17, 2007, Rudolf W. Gunnerman filed a lawsuit against four of the Company’s independent directors, Richard L. Masica, Robert Van Maasdijk, Edward E. Urquhart, and Lawrence G. Schafran. This case is known as Rudolph W. Gunnerman v. Robert Van Maasdijk, Richard L. Masica, Larry G. Schafran, Edward E. Urquhart, and was filed in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No Case No. CV07 00103, Dept. No. B6. Gunnerman’s Complaint seeks declaratory and injunctive relief with respect to the amendments to the Company’s bylaws made by the Company’s Board of Directors on Wednesday, January 17, 2007. Gunnerman alleges that the independent directors’ amendment to the Company’s bylaws which provides that the Board of Directors shall have exclusive authority to amend the bylaws was invalid and the bylaw amendment should be declared invalid. The independent directors have counterclaimed for a declaration that the amendment was valid and in the Company’s best interest. Discovery in this case has not begun and no trial date has been set.

On January 26, 2007, Thomas Hendrickson filed a shareholder derivative claim against certain current and former officers and directors or the Company in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe. The case is known as Thomas Hendrickson, Derivatively on Behalf of SulphCo, Inc. v. Rudolf W. Gunnerman, Peter W. Gunnerman, Loren J. Kalmen, Richard L. Masica, Robert Henri Charles Van Maasdijk, Hannes Farnleitner, Michael T. Heffner, Edward E. Urquhart, Lawrence G. Schafran, Alan L. Austin, Jr., Raad Alkadiri and Christoph Henkel, Case No. CV07 00137, Dept. No. B6. The complaint alleges, among other things, that the defendants breached their fiduciary duty to the Company by failing to act in good faith and diligence in the administration of the affairs of the Company and in the use and preservation of its property and assets, including the Company’s credibility and reputation. The Company and the Board intend to file a Motion for Dismissal with the Court, based upon the Plaintiff’s failure to make a demand upon the Board.

On June 26, 2006, the Company filed an action, SulphCo, Inc. v. Cullen, in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No. CV06-01490, against Mark Cullen arising out of Mr. Cullen’s alleged breach of a secrecy agreement that he had executed when employed by GRD, Inc., whose claims have accrued to the Company. The lawsuit seeks damages, a constructive trust, and an order requiring Mr. Cullen to assign to the Company certain intellectual property in the form of patent applications (as well as a now-issued patent) that he filed following his departure from the Company. On October 23, 2006, Mr. Cullen moved to dismiss the Company’s complaint; the motion was denied. On February 26, 2007, Mr. Cullen filed an amended answer to the Company’s complaint. That Answer included counterclaims for breach of contract, unfair competition, interference with contractual relations, and interference with prospective economic advantage. The Company views Mr. Cullen’s counterclaims as without merit and has moved to dismiss them. Discovery in this case has not yet begun, and no trial date has been set.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On October 7, 2005, our common stock commenced trading on the American Stock Exchange under the symbol “SUF.” Prior to October 7, 2005, our common stock had been quoted on the NASD, Inc. OTC Bulletin Board under the symbol “SLPH.”

The following table sets forth the high and low sale prices for our common stock for each of the quarterly periods indicated.
	High	Low
Fiscal 2006
First Quarter	19.70	6.02
Second Quarter	12.49	6.90
Third Quarter	7.39	4.15
Fourth Quarter	6.84	4.15

Fiscal 2005
First Quarter	5.45	2.80
Second Quarter	6.33	2.96
Third Quarter	5.35	2.68
Fourth Quarter	11.68	3.25

There were 257 holders of record of our common stock on February 28, 2007. This number does not include stockholders whose shares were held in a "nominee" or "street" name.

Dividends

We currently have no contractual restrictions that limit our ability to pay dividends on common equity. We currently expect that we will retain future earnings, if any, to finance the growth and development of our business and we will dividend to our stockholders amounts in excess of that required for future growth and development.

Table of Securities Authorized for Issuance under Equity Compensation Plans at the End of 2006

The following table presents information regarding our securities which are authorized for issuance under all of our compensation plans as of December 31, 2006.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected at Left)

Equity Compensation Plans Approved by Security Holders	1,127,000	9.03	873,000

Equity Compensation Plans Not Approved by Security Holders	152,500	3.96	(1)

(1) Future grants are within the discretion of our board of directors and, therefore, cannot be determined at this time.

Under compensation plans approved by our security holders, the 1,127,000 securities relate to outstanding options under the stock option plan approved by the shareholders at our annual meeting in June 2006. All of these options had been granted prior to approval of the plan and incorporated therein. The options include 1,000,000 to Dr. Rudolf Gunnerman which were subsequently terminated at the termination of his employment with us in January 2007. The balance consists of 125,000 to Robert van Maasdijk as reflected below in “Item 11. Executive Compensation” and 2,000 options to Tom Nardi, a contractor.

Under compensation plans not approved by our security holders, the 152,500 securities consist of the following:

Warrants for 100,000 shares of our common stock were issued to Rubenstein Public Relations, Inc. in conjunction with a consulting agreement for stockholder relations executed as of November 11, 2004, which provided for cash compensation and warrants. One warrant, issued under the agreement, granted the right to purchase 50,000 shares of unregistered common stock at an exercise price of $1.93, the closing price of trading common stock at the date of the execution of the agreement. Provided the agreement had not been terminated as of May 2005 (which it had not), it provided for an issuance of an additional warrant granting the right to purchase 50,000 shares of unregistered common stock at an exercise price equal to the closing price of trading common stock on May 11, 2005, which was $3.85. Each of the warrants will expire in November 2009.

Options to acquire 52,500 shares of our common stock were issued to Mustang International, L.P. in conjunction with a contract executed March 29, 2006 for program management, engineering, procurement, construction management, and other services. The option is exercisable at $6.00 per share and expires on April 1, 2010.

ITEM 6.  SELECTED FINANCIAL DATA

Comparative Financial Data

The table below sets forth a comparison of the financial data specified for the latest five years. The figures for the 2006 loss include approximately $21.5 million ($30 per share) for the construction of equipment and building related to the project in Fujairah as discussed under "Business Development During the Past Year."

	2006	2005	2004	2003	2002

Operating revenue	-0-	-0-	-0-	-0-	$42,967

Loss from continuing operations	$39,122,412	$(9,428,370)	$(4,146,453)	$(3,170,959)	$(6,573,627)

Loss from continuing operations per share	$.55	$(0.17)	$(0.08)	$(0.07)	$(0.15)

Total assets at end of year	$7,294,460	$8,045,236	$11,053,360	$1,433,904	$831,833

Long-term obligations at end of year	-0-	$7,000,000	$7,000,000	-0-	$13,636

Cash dividends declared per share	-0-	-0-	-0-	-0-	-0-

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

As of March 30, 2007, we had approximately $ 9.5 million in available cash reserves which includes approximately $7.9 million received from the March 2007 exercise of warrants described below. As we have a $5 million note payable to Dr. Rudolf Gunnerman due by December 31, 2007, described below, we face uncertainty regarding our ability to operate as a going concern beyond that date. Additional funding will be necessary. Until that note is due, we anticipate that our existing capital resources will be sufficient to fund our cash requirements from cash presently on hand, based upon our current levels of expenditures and anticipated needs during this period. We have historically been able to raise capital to continue with our research and development and it is likely that we will need to raise additional funds before we can generate enough revenue to become profitable.

On March 29, 2006, we completed a private placement to a small number of accredited investors for the sale of 4,000,000 units, each unit consisting of one share of the Company’s common stock and one warrant to purchase a share of common stock. Each unit was sold at a price of $6.805 per share, resulting in gross proceeds at closing of $27.2million. The warrants were exercisable, in whole or in part, at a fixed price equal to $6.805 per share for a period of 18 months following their issuance.

On March 12, 2007, as an incentive for the March 2006 private placement warrant holders to exercise half of their warrants for 2,000,000 shares of our common stock, we agreed to reduce the exercise price of all such warrants to the current trading value based on the March 9, 2007 closing price of $2.68 per share of our common stock. We also agreed to issue additional warrants with rights to acquire the same number of shares as were acquired by the exercise of those warrants in March 2007, also at $2.68 per share, to expire in three years. Additional warrants on the same terms are also to be issued to investors who exercise any of their remaining 2006 warrants in 2007. The exercises of these warrants in March 2007 generated $5,360,000.

In 2004, we conducted two private placements with institutional and other third party investors for the sale of units consisting of our common stock, warrants, and rights to acquire additional stock and warrants, generating net cash proceeds of approximately $4.6 million. Additional amounts of approximately $3.8 million in 2005 and approximately $7.8 million in 2006 were generated from the exercises of rights and warrants related to the June 2004 private placements

As an incentive for the warrant holders of the 2004 private placement to exercise their remaining warrants in March 2007, we issued additional warrants with rights to acquire the same number of shares as were acquired by the exercise of warrants in March 2007. These additional warrants have an exercise price of $2.68 per share and expire in three years. Most of the warrant holders exercised their remaining warrants whereby we generated approximately $2.5 million.

As of December 31, 2006, we were obligated to pay approximately $958,000 in the aggregate to investors in the 2004 private placements as late registration fees and interest due to the fact that the registration statement covering the private placement shares was not declared effective by the SEC by the time required by the investor agreements. We plan to work with our investors to issue common stock in lieu of these obligations; however, as of the date of this report no formal agreements have been entered into with any investors regarding such issuances.

In December 2004, Dr. Gunnerman advanced $7 million to us as a loan. The loan is evidenced by a promissory note which bears interest at the rate of 0.5% above the 30 day “LIBOR” rate, adjusted quarterly and payable annually. In 2006, $2 million of principal was repaid on this loan, and the entire principal amount is due and payable December 30, 2007.

Because of the significant amount of legal proceedings we have experienced, especially in the last year, we still owed approximately $2 million for attorney fees and related legal costs at the end of 2006. On March 29, 2007, we successfully negotiated a reduction in these billings by approximately $500,000.

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

Other possible sources of additional capital include the exercise of the remaining warrants issued to investors in the March 2006 private placement and of the additional warrants issued in March 2007, and funding through future collaborative arrangements, licensing arrangements and debt and equity financings. We do not know whether additional financing will be available on commercially acceptable terms when needed. If we cannot raise funds on acceptable terms when needed, we may not be able to successfully commercialize our technologies, take advantage of future opportunities or respond to unanticipated requirements. If we are unable to secure such additional financing when needed, we will have to curtail or suspend all or a portion of our business activities. Further, if we issue equity securities, our shareholders may experience severe dilution of their ownership percentage.

Results of Operations

As a development stage company, we have not generated any material revenues since we commenced our current line of business in 1999.

In 2005, we received $550,000 from SulphCo KorAsia (formerly known as OIL-SC, Ltd.), pursuant to our Equipment Sale and Marketing Agreement. As this amount is fully refundable if the pilot plant does not ultimately meet the agreed specifications, no portion of the purchase price has been or will be recorded as revenue in our financial statements until the pilot plant meets all agreed specifications. We do not have an equity interest in SulphCo KorAsia. There was no activity in 2006 with regard to the pilot plant.

Research and Development Expenses

During 2006, we incurred approximately $4 million related to research and development of our Sonocracking™ technology. This compares to approximately $2.5 million and $407,000 during 2005 and 2004, respectively. In 2006, approximately $21.5 million was spent on building construction and construction, purchase, and installation of equipment in Fujairah, UAE. Also in 2006, approximately $1.1 million in construction of a testing unit to be utilized in Austria was expensed.

During 2006, approximately $331,000 represents amounts paid to our engineers and other research and development employees as wages and related benefits and for design and testing of our Sonocracker™ units, and approximately $2.1 million was incurred for the procurement of control panels, probes, centrifuges, and generators related to the ongoing research and development of our units. The remainder of our research and development costs are recurring monthly expenses related to the maintenance of our warehouse facilities.

We expect our research and development expenses to decrease significantly upon successful transition into generation of sustained revenue. Thereafter, research and development will continue as needed to enhance our technology.

Selling, General and Administrative Expenses

During 2006, we incurred approximately $13.5 million in selling, general and administrative expenses. This compares to approximately $5.7 million and $3.5 million during 2005 and 2004, respectively.

Legal fees were approximately $6.1 million during 2006, reflecting substantial increases over 2005 and 2004 amounts which were approximately $2.1 million and $135,000, respectively. These increases were primarily due to litigation fees relating to the lawsuits against us. We expect to incur similar legal fees in 2007, due to the on-going litigation described above in “Item 3. Legal Proceedings.”

Consulting fees, payroll and related expenses were approximately $3.7 million in 2006 which compares to approximately $2.5 million and $1.7 during 2005 and 2004, respectively. Salaries include grants of 50,000 shares to new officers, $636,000 in the first quarter of 2006 and $204,000 in the first quarter of 2005. Excluding the stock grants and options, our consulting fees, payroll and related expenses increased from the prior year 42% in 2006 and 48% in 2005. These increases reflect the quality of our work force.

Travel and travel related expenses were approximately $1 million in 2006 which compares to approximately $552,000 and $114,000 during 2005 and 2004, respectively. The percentage increase from the prior year was 81% in 2006 and 384% in 2005. These increases were due to meetings of the Board of Directors, meetings with the European manufacturers of our equipment, and meetings with our joint venture partner in Fujairah, UAE.

Director fees were approximately $1.6 million in 2006 which compares to approximately $1.1 million and $21,000 during 2005 and 2004, respectively. Director fees in these periods represent grants to each new director of 50,000 shares each and a grant of options to Robert van Maasdijk, a director, in the second quarter of 2006. Specifically, the following grants were issued to the following directors:

In 2006:
An option valued at $687,500 to acquire 125,000 shares of common stock was granted to director Robert van Maasdijk.
150,000 shares of common stock valued at $960,000 were granted to directors Ed Urquhart, Mike Heffner, and Larry Schafran.

In 2005:	200,000 shares of common stock valued at $$927,000 were granted to directors Hannes Farnleitner, Robert van Maasdijk, Raad Alkadiri, Christoph Henkel.

In 2004:	50,000 shares of common stock valued at $21,000 were granted to director, Richard Masica.

The remainder of the amounts incurred relate to normal recurring operating expenses such as lease expense, utilities, marketing, and investor relations.

Interest Expense

Interest expense was approximately $466,000 in 2006, which compares to approximately $395,000 and $303,000 during 2005 and 2004, respectively. These increases result from a combination of incurring late registration fees beginning near the end of 2004 which accrue interest (see “Late Registration” below) and net interest rate increases in our variable rate debt to Dr. Rudolf Gunnerman. During the second quarter of 2006, we paid off a $500,000 note to Dr. Gunnerman bearing interest of 8% and paid $2,000,000 against the $7,000,000 note to Dr. Gunnerman which has a variable interest rate (5.34625% during the third quarter of 2006).

Late Registration

In accordance with the terms of our 2004 private placement, we accrued late fees of approximately $760,000 during the first two quarters of 2005, due to a delay in the effective date of our registration statement filed with the SEC. Our registration statement was declared effective by the SEC in June 2005. Interest of approximately $90,000 ($30,000 per quarter) accrues on the unpaid amount at the rate of 18% per annum. However, as of the date of this report no formal demands have been made by investors to pay these fees.

Depreciation and Amortization

During the years 2006, 2005, and 2004, exclusive of the Fujairah test facility, we expended approximately $3.9 million, $2.5 million and $48,808, respectively, for equipment and to maintain exclusivity for the sale and/or licensing of our Sonocracking™ technology in the United States and abroad. Our depreciation expense related to current and previously capitalized equipment for 2006, 2005, and 2004 were approximately $84,927, $198,055, and $104,242, respectively. Our amortization expense related to patent and trademark rights, for 2006, 2005, and 2004 were approximately $0, $ and $0 respectively. We expect to continue our pursuit of exclusive distribution and licensing of our technology and purchasing equipment for the manufacture and upgrading of our Sonocracking technology.

Loss on Impairment of Asset

In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long Lived Assets, we determined in 2005 that a previously capitalized prototype no longer reflected the value of our commercially viable technology, resulting in an impairment loss of approximately $234,000. There was no comparable item in the other years.

Net Loss

We incurred net losses of approximately $39.1 million in 2006, $9.4 million in 2005, and $4.1 million in 2004. The substantial increase in net loss in 2006 primarily reflects the construction of the Fujairah test facility, which has been expensed as research and development in 2006, as indicated above under the heading “Research and Development.”

As of December 31, 2006, we had an accumulated deficit of approximately $70.8 million, which includes approximately $10.1 million of stock-based compensation expense, and we incurred a net loss of approximately $39 million for the 12 month period ending December 31, 2006. These losses are principally associated with the research and development of our Sonocracking technology, including the construction of the test facility in Fujairah, as more thoroughly explained below, the construction of the pilot plant in South Korea, development of prototypes, and related marketing activity. Although we expect to continue to incur expenses in the future for development, commercialization and sales and marketing activities related to the commercialization of our technologies, such expenditures will not include major construction projects until commercialization can be proven to be profitable.

Operation and maintenance of the Fujairah test facility is the responsibility of Fujairah Oil Technology LLC (“FOT”) and SulphCo is responsible for contributing its Sonocracking units. Our present timetable calls for production to begin by the end of 2007. Until FOT generates revenues, additional expenses for completion of the Sonocracking ® test facility are estimated initially at $200,000 per month and will be paid by the Company. The Memorandum of Association of Fujairah Oil Technology, which defines certain rights of the joint venture partners, calls for profits and losses to be shared 50/50, with profits being distributed to the partners, subject to a 10% reserve for legal expenses which may be waived by the partners. SulphCo’s 50% share of distributions made by the joint venture to SulphCo will also be subject to other costs and expenses incurred directly by SulphCo from time to time, including commissions payable directly by SulphCo to third parties, presently estimated at up to 10% of SulphCo’s net joint venture profits. We expect that following the successful commissioning of the first Sonocracking unit and probe test, funding of direct expenditures required to start up the 180,000bbl/day facility, such as tank storage and pipelines, will be available from financing through the joint venture.

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

In addition to activities related to the Fujairah joint venture, we intend to continue to incur additional expenditures during the next 12 months for development and testing of Sonocracker units.

Off-Balance Sheet Arrangements

We issued warrants as part of the private placements of our securities in June 2004 and March 2006. As of December 31, 2006, the warrants outstanding from those placements were as follows:

	Exercise	Option	Total Exercise
	Price / Share	Shares	Amount
From June 2004 placement	$1.125	1,182,224	$1,330,002
From June 2004 placement	$1.5625	795,256	1,242,588
From March 2006 placement	$6.80*	4,000,000	27,200,000

*The exercise price for the March 2006 warrants was reduced to $2.68 per share under an amended agreement of March 12, 2007. See the narrative that follows.

On March 12, 2007, as described above under “Liquidity and Capital Resources,” we lowered the exercise price to $2.68 per share for the warrants issued in the March 2006 placement and issued additional warrants as an incentive for warrant holders to exercise their warrants. This caused the issuance of approximately an additional 4 million shares of our common stock and a like number of additional warrants in exchange for approximately $8 million. Up to 2 million additional shares of common stock may be issued in 2007 under this agreement for $2.68 per share, which would also require the issuance of additional warrants with rights to purchase 2 million shares. After March 12, 2007, if all remaining warrant holders under this agreement were to exercise all their warrants, we would issue approximately an additional 6 million shares in exchange for approximately $16 million.

Contractual Obligations

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Related party loan	$5,000,000	$5,000,000	-	-	-
Operating lease obligations	74.393	74,393	-	-	-
Purchase obligations	1,405,408	1,405,408	-	-	-

Total	6,479,801	6,479,801	-	-	-

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We consider our exposure to market risks to be immaterial. Although there is market risk involving changes in the interest rates which apply to our note payable and our cash investments, such risk is minor. Our risk related to foreign currency fluctuations is not material at this time, as any accounts payable we have in foreign denominations are not in themselves material.

Our note payable is for $5,000,000 and is due December 30, 2007. Its rate is keyed to a LIBOR rate and adjusted quarterly. Were this rate to increase dramatically, its impact would terminate at the end of the year when the note is due. The current rate is 5.82563% and will be adjusted again based on LIBOR rates at March 29, June 28, and September 27 of this year. Even in the event that the rate increased 1% per quarter, the impact would be a $75,000 additional outlay for interest.

As we anticipate needing to use the cash we held at year end within a short period, we have it invested for the most part in money market accounts. The amount of fluctuation in interest rates will not expose us to any significant risk due to market fluctuation as the interest on our note payable would likely decrease by a greater amount.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements as of December 31, 2006, and December 31, 2005, and for the years 2006, 2005, and 2004 are included at the end of this report following the signature page.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

We strive to maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

After a thorough reexamination of the events that led to a restatement of the Company’s quarterly financial statements for the first and second quarters of 2006, the Chief Executive Officer and Interim Chief Financial Officer believe that the Company’s disclosure controls and procedures were not effective during 2006. There were deficiencies in the communications between management to the board of directors and the Audit Committee. The Company also lacked personnel with sufficient financial expertise and experience to make appropriate judgments resulting appropriate accounting and financial reporting. The Company has attempted to address these issues as it makes transitions to new management. The Company has hired a new CEO and President and intends to hire additional personnel with the financial expertise it currently lacks.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management has concluded that, as of December 31, 2006, in light of the deficiencies uncovered by the new management team as stated in this Section above, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s independent registered public accounting firm, Marc Lumer & Company, has issued an audit report on the Company’s assessment of the effectiveness of internal control over financial reporting, which is included herein.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

 PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of March 1, 2007, our directors and executive officers, their ages, positions with SulphCo, and the dates of their initial election or appointment as director or executive officer are as follows:

Name	Age	Position With SulphCo	Served From	Expiration
Dr. Larry Ryan	35	Chief Executive Officer and Director	January 2007 February 2007	N/A
Brian Savino	52	President	March 2007
Michael A. Abend	37	Interim Chief Financial Officer	March 2007
Richard L. Masica	70	Director	November 2004
Robert Henri Charles van Maasdijk	62	Director	April 2005
Dr. Hannes Farnleitner	67	Director	November 2005
Edward E. Urquhart	39	Director	August 2006
Lawrence G. Schafran	68	Director	December 2006
Michael T. Heffner (1)	60	Director	January 2007
____________
1.
On January 24, 2007, Michael T. Heffner accepted the offer from the Company’s Board of Directors to serve as a member of the Board of Directors. He previously served as a Director from February 6, 2006 until his term expired on June 19, 2006.

Business Experience of Directors and Executive Officers

Dr. Larry Ryan, Chief Executive Officer beginning January 2007 and a Director beginning February 2007, was a senior executive leader at General Electric Company, GE Advanced Materials Division from 1998 to January, 2007. His last role within GE was in the capacity of Business Manager, Elastomers, and RTV AMR. Dr. Ryan has a Ph.D. in Chemical Engineering from the University of Delaware, a Six-Sigma Blackbelt certification, and a long history of working with chemical process-dependent technologies. He is a graduate of the esteemed General Electric Edison Engineering Development Program, a technical leadership program focused on process engineering projects and product quality improvements. Dr. Ryan has a proven track record of delivering results in the area of new process-technology development, new development, and business leadership.

Brian Savino, President beginning March 2007, was Executive Vice President of Pierson Capital LLC, where he was accountable for all oil energy projects. From 2002 to 2004, Mr. Savino served as Vice President of Energy for RWE Americas. He has also held managerial positions for William Energy, Texaco Oil Trading Company and Avant Petroleum. Early in his career Mr. Savino served as Senior Chartering Contractor for Mobil Oil Corporation where he chartered various types of vessels for petroleum products and crude oil. Mr. Savino earned a B.S. from the US Merchant Marine Academy, a master's degree in finance from Long Island University and a master's degree of transportation from New York University. He also has an advanced training CSE degree from the Advanced Market Profile School.

Michael A. Abend was appointed our Interim Chief Financial Officer in March 2007, prior to which he served as our Controller. Mr. Abend received his bachelor's degree in Business Administration with an accounting major and computer information systems minor from the University of Nevada, Reno in 1994. Mr. Abend was employed from 1997 to 2000 as the property accountant for Classic Residence by Hyatt. He was then employed by CLP Resources, Inc. from 2000 to 2003 as a financial analyst. Mr. Abend joined us in June 2003 as our Assistant Controller and was appointed as our Treasurer and Interim Controller in August 2004.

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

Robert Henri Charles van Maasdijk, Chairman of the Board since January 2007 and a Director since April 2005, is also the Chairman of Mulier Capital, an investment bank. During 2006, he sold Attica Alternative Investment Fund, Ltd. (AAI), a private investment fund, of which he was Chairman and CEO and had headed since 1999. For the previous 16 years, he served as Managing Director and CEO of Lombard Odier Investment Portfolio Management Ltd., one of the oldest and largest private banks in Switzerland. Over his 36-year career, he has held executive, portfolio management and research positions with Ivory & Sime, Edinburgh; Banque Lambert, Brussels; Pierson Heldring Pierson, Amsterdam; and with Burham and Company, New York.

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

Edward E. Urquhart, a Director since August 2006, is the Chief Executive Officer of Ma’rkisches Werk Halver, GmbH (MHW), Halver, Germany, the world’s leading supplier of components and systems for large diesel and gas engines operating within the marine transportation, oil & gas distribution, stationary power generation, locomotive and cruise industries. Mr. Urquhart has been the CEO of MWH since July 2003 and is responsible for all aspects of managing the MWH worldwide family of companies in Germany, USA, Korea, Japan, and China. Prior to his current position, he was the CEO of Maerkisches Werk of North America Inc. Mr. Urquhart received his Master of Business Administration at Boston University, a C.D. in Project Management from Worcester Polytechnic Institute and a B.S. and M.S. in Mechanical Engineering from Worcester Polytechnic Institute and the University of Virginia respectively.

Lawrence G. Schafran a Director beginning December 2006, has extensive experience in the financial markets and, corporate governance and is a member of the Board of Directors of several other publicly-traded companies. Mr. Schafran currently is Managing Director of Providence Capital, Inc., a private New York City based activist investment firm, and a Co-Managing Partner of Providence Recovery Partners LLC, which manages a New York based investment fund. He has filled these positions since July 2003 and March 2003, respectively. From 1999 through 2002, Mr. Schafran served as Trustee, Chairman/Interim-CEO/President and Co- Liquidating Trustee of the Special Liquidating Trust of Banyan Strategic Realty Trust. He also currently serves in the following roles: Director and Audit Committee Chairman of RemoteMDx, Inc., Tarragon Corporation, and PubliCARD, Inc.; Director and Audit Committee member of Nat’l Patent Development Corp. and Electro-Energy Inc. In recent years, Mr. Schafran has served in other capacities, including as a Director of COMSAT, Inc. and Shoppers Food Warehouse, Inc., and Chairman of the Executive Committees of Dart Group Corporation and its publicly traded subsidiaries.

Michael T. Heffner, a Director beginning January 2007, retired from an executive position in BP in 2001 after 20 years with the company. From 1996 to 2001, he was president of BP Algeria, responsible for overseeing a $5 billion division comprising a petroleum-producing property and two natural gas developments in Algeria. Previously, he served as joint venture manager in Colombia, managing partner relationships with the Colombian State Oil Company and private partners Total and Triton for a $2 billion Colombian oil and gas development. During his career, he also served as British Petroleum's health, safety and environmental manager for the Western Hemisphere. Prior to working at BP, Mr. Heffner spent ten years with the Bechtel Corporation, where he served in a variety of cost, planning and construction roles in that company's petrochemical division in the U.S. and Canada. Mr. Heffner earned his BS degree in chemical engineering from the Georgia Institute of Technology and a master’s degree in business from Rice University.

Family Relationships

None.

Audit Committee Financial Expert

Our audit committee consists of Lawrence G. Schafran, Robert Henri Charles van Maasdijk and Edward E. Urquhart. The Board has determined that Mr. van Maasdijk and Mr. Schafran qualify as an “audit committee financial experts,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. van Maasdijk’s and Mr. Schafran’s level of knowledge and experience based on a number of factors, including formal education and business experience.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge the officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis with respect to fiscal 2006, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis with respect to fiscal 2005, except as follows:

	Number of Late Reports	Number of Transactions Not Reported Timely
Michael T. Heffner	1	1
Michael T. Applegate	1	1
Rudolf W. Gunnerman	1	1

Code of Ethics

Our Board of Directors has adopted a Code of Ethics applicable to all of its senior officers, its principal executive officer and principal financial officer. A copy of the Code of Ethics is included as an exhibit to this report.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion concerns compensation awarded to, earned by, and paid to our executive officers who served in 2006.

The primary objectives of our compensation program are to acquire and retain qualified management. We reward experience as well as extra efforts which we regard as highly valuable to our Company.

As the number of executives employed by our Company is very small, the Company has not as yet adopted set policies for compensation. It has been able to use its judgment on a case by case basis. In moving forward to provide better forms of incentive, it proposed the stock option plan which was approved by the shareholders in June 2006. For the time being, it has also taken over the role of hiring new executives and negotiating their contracts. Prior to 2007, executive salaries, bonuses, and stock grants were generally determined by executive officers and approved by the Board of Directors.

Salary is a basic element of compensation that we pay. For each new executive, we negotiate a salary based on what the marketplace conditions dictate while factoring in any special knowledge, experience, or skill set that the candidate may possess.

Stock grants have been issued from time to time as compensation for valuable services either in lieu of other compensation or as part of the employment contract. All stock-based compensation requires approval of the Board of Directors and the value of the stock is determined by using the closing price of the stock on the date the stock was granted.

Although the compensation paid to Dr. Rudolf W. Gunnerman was arranged from the beginning of his employment in 2002 as a consulting contract with RWG, Inc., a Nevada corporation owned by him, we regard it the same as salary for all practical purposes.

In 2006, Michael Applegate was awarded 50,000 shares of our common stock as part of his employment contract, which included a ninety day vesting period. He fulfilled his vesting period on April 1, 2006. No other grants of stock were issued to executive officers in 2006.

The shareholders of SulphCo, Inc. approved a stock option plan in June 2006. Under that plan, we have allocated two million shares of common stock which may be utilized in awarding options to employees or contractors. In May 2006, Dr. Rudolf W. Gunnerman was awarded an option to acquire one million shares. This option was issued under the stock option plan approved by the shareholders the following month. Dr. Gunnerman’s option provided that he could not exercise it until the Company had reported at least $50 million in annual revenues or a “change in control” of the Company occurred as defined in the Plan. The purpose of issuing this option was to give Dr. Gunnerman the incentive to complete the test facility in Fujairah and see that it became fully operational, or otherwise to secure material revenues for our Company under his direction. As Dr. Gunnerman’s services were terminated in January 2007, no compensation value is given to this option as it not exercisable due to the termination.

Bonuses may be issued as a reward for accomplishments that we value highly. This is done to encourage extra efforts on the part of our executives. We also issue a small holiday bonus as a gesture we believe our executives and other employees appreciate.

A living expense allowance primarily for commuting from out of town was included in the contract with Michael Applegate. The amount was estimated based on such additional expenses he would incur. This kind of allowance is of a type that would be considered as part of any negotiated employment contract.

Medical insurance is generally provided for executives as well as other employees. We consider this to be a reasonable part of the compensation package.

No other material compensation elements are currently provided to executives.

Each element of compensation is considered in light of the others when negotiating employment contracts or making awards, in order to assure that we generate appropriate incentives to ultimately benefit the Company.

Summary Compensation Table

The following table sets forth information about compensation paid or accrued by us during the years ended December 31, 2006, 2005 and 2004 to our executive officers who served in 2006. No executive officers who served during 2006 have been omitted from the table.

Summary Compensation Table
Fiscal Years 2006, 2005 and 2004

						All
						Other
				Stock	Option	Compen-
Name and		Salary	Bonus	Awards	Awards	sation	Total
Principal Position	Year	( $ )	( $ )	( $ )	( $ )	( $ )	( $ )
Rudolf W. Gunnerman	2006	620,000	500	-	-	-	620,500
Chairman & Chief	2005	360,000		-	-	-	360,000
Executive Officer	2004	370,000		-	-	-	370,000

Peter W. Gunnerman	2006	310,000	100,500	-	-	-	418,000
President	2005	132,917	-	-	-	-	132,917
	2004	-	-	-	-	-	-

Loren J. Kalmen	2006	300,000	500	-	-	-	300,500
Chief Financial	2005	42,100	-	-	-	-	-
Officer	2004	-	-	-	-	-	-

Michael Applegate	2006	160,000	-	636,000	-	-	796,000
Chief Operating	2005	-	-	-	-	-	-
Officer	2004	-	-	-	-	-	-

Grants of Plan Based Awards in 2006

The following table sets forth certain information regarding plan based awards to the executives listed in the previous table.

			Estimated Future Payouts				Exercise	Grant Date
			Under Equity Incentive			Stock	Price of	Fair Value
		Board	Plan Awards			Awards:	Option	of Stock
	Grant	Approval	Threshold	Target	Maximum	Shares	Awards	and Option
Name	Date	Date	( # )	( # )	( # )	( # )	( $/Sh )	Awards

Rudolf W.
Gunnerman	5/23/06	5/23/06	None*	None*	None*		9.03	$3,720,000

Michael
Applegate	1/9/06	1/24/06				50,000		$636,000

* options forfeited January 12, 2007

Compensation Narrative Disclosure

We procured the full time services of our Chairman of the Board and Chief Executive Officer Dr. Rudolf W. Gunnerman1 pursuant to a Consulting Agreement with RWG, Inc., a Nevada corporation owned by him. As of July 1, 2004, we were obligated to pay a fee of $480,000 annually as a consulting payment through July 2006. Effective as of November 1, 2004, this amount had been reduced by mutual agreement to $30,000 per month until we received substantial additional funds. In May 2006, our Board of Directors approved the reinstatement of consulting fees to $40,000 per month effective April 1, 2006. The agreement terminated on July 1, 2006, and on July 5, 2006 the Board of Directors approved a new agreement effective July 1, 2006. Dr. Gunnerman’s services were terminated for cause on January 12, 2007 and it is the opinion of the company that no further payments are due. Under the new agreement, RWG, Inc. was also entitled to receive amounts it previously waived under prior engagement agreements totaling $170,000, which was paid in July 2006.

Dr. Gunnerman was granted an option for one million shares exercisable within three years at an exercise price of $9.03 per share. The vesting event for the option agreement is defined as when the Company has reported at least $50 million in annual revenues or there is a “change in control” of the Company as defined in the Plan, and that his employment continues. This option was valued at $3.72 million under the assumption that the revenue would be generated and that Dr. Gunnerman’s employment would continue. In January 2007, Dr. Gunnerman’s employment with the Company was terminated, thus the option grant will not be exercisable.

Peter Gunnerman2 was appointed President and Chief Operating Officer in June 2005. In connection with his appointment, we executed an employment agreement with him which provided for a base salary of $220,000 per annum subject to increases. The agreement was terminable by either party at any time. Prior to that, from January 2005 through May 2005, we maintained a monthly consulting arrangement with Global 6, LLC, a company owned by Peter Gunnerman, which provided for Global 6 to provide management consulting services to us on a month-to-month basis, for a monthly consulting fee of $10,000. Near the end of 2005, Mr. Peter Gunnerman’s salary was raised to $300,000 per annum.

1  Dr. Gunnerman was dismissed from the offices of Chairman of the Board and Chief Executive Officer, effective January 12, 2007.
2  Peter Gunnerman resigned from the Company, effective December 31, 2006.

In April 2006 for extraordinary services provided, Peter Gunnerman received a bonus of $100,000 approved by the Board of Directors and ratified at their meeting of May 8, 2006. He also received a salary increase to $360,000 per year beginning November 2006.

From January 1, 2006 to July 2006, Peter Gunnerman served as president only, but subsequent to Mr. Applegate’s termination in July 2006, Mr. Gunnerman acted as Interim Chief Operating Officer in conjunction with his position as President until his resignation effective December 31, 2006.

In November 2005, we appointed Loren J. Kalmen as our Chief Financial Officer. In connection with his appointment, we executed an employment agreement with him which is terminable by either party at any time. Under the terms of the agreement, Mr. Kalmen is entitled to receive a base salary of $25,000 per month ($300,000 on an annualized basis) and additional bonuses as determined by our Board of Directors and customary equity compensation and benefits as other of our similarly situated senior executives. On March 23, 2007 Mr. Kalmen resigned from the Company.

In January 2006, we appointed Michael Applegate our Chief Operating Officer. In connection with his appointment, we executed an employment agreement with him which provided for a base salary of $240,000 per annum, effective January 1, 2006. He was also granted 50,000 shares of the our common stock valued at $636,000 or $12.72 per share, the closing value on January 3, 2006, the first trading day after the effective date of the contract. This grant vested at the end of his first 90 days. Mr. Applegate’s employment was terminated in July 2006.

Outstanding Equity Awards at Year End 2006

The following table sets forth information on options that were outstanding at the end of 2006 for our executive officers.

Name	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options ( # )	Option Exercise Price ( $ )	Option Expiration Date

Rudolf W. Gunnerman	1,000,000	9.03 per share	5/22/09

As described above, in January 2007 Dr. Gunnerman’s employment with the Company was terminated, thus the option grant will not be exercisable. The stock option agreement provided for a vesting event, which was defined as when the Company reported gross revenues of $50,000,000 or more in a fiscal year.

Option Exercises and Stock Vested in 2006

The following table sets forth the stock vested for our executive officers in 2006. No stock options were exercised by our executive officers in 2006.

	Stock Awards
Name	Number of Shares Acquired on Vesting ( # )	Value Realized on Vesting ( $ )

Michael Applegate	50,000	636,000

Directors Compensation Table for 2006

The following table sets forth compensation paid to our Company’s directors in 2006.

Name	Stock Awards ( $ )	Option Awards ( $ )	All Other Compensation ( $ )	Total ( $ )

Robert van Maasdijk		687,500		687,500
Michael Heffner	440,000		48,871	488,871
Edward Urquhart	276,500			276,500
Lawrence Schafran	243,500			243,500
Richard Masica			29,711	29,711

The stock awards in the above table reflect the standard compensation arrangement for directors wherein 50,000 shares of our common stock are awarded to directors when they are initially appointed to the Board of Directors. The values used are based on the closing price for our shares on the date of the grant.

The option award to Robert van Maasdijk was granted to him on May 23, 2006. The option is for 125,000 shares of our common stock, exercisable immediately at $9.03 per share, the average value of our common stock on the date the option was granted. The option has a term of three years and was valued at $687,500 based on the Black-Scholes valuation model using the assumptions described in footnotes to our financial statements. This option award was made in recognition of Mr. van Maasdijk’s extraordinary services as a director. The other compensation represents consulting contracts we had with Michael Heffner and Peak One Consulting, Inc. which is owned by Richard Masica. These amounts were for services other than those of a director. For the consulting contract related to Rudolf W. Gunnerman, also a director during 2006, see the section above in this item labeled “Compensation Narrative Disclosure.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Table of Securities Authorized for Issuance under Equity Compensation Plans at the End of 2006

The following table presents information regarding our securities which are authorized for issuance under all of our compensation plans as of December 31, 2006.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected at Left)

Equity Compensation Plans Approved by Security Holders	1,127,000	9.03	873,000

Equity Compensation Plans Not Approved by Security Holders	152,500	3.96	(1)

(1) Future grants are within the discretion of our board of directors and, therefore, cannot be determined at this time.

Under compensation plans approved by our security holders, the 1,127,000 securities relate to outstanding options under the stock option plan approved by the shareholders at our annual meeting in June 2006. All of these options had been granted prior to approval of the plan and incorporated therein. The options include 1,000,000 to Dr. Rudolf Gunnerman which were subsequently terminated at the termination of his employment with us in January 2007. The balance consists of 125,000 to Robert van Maasdijk as reflected above in “Item 11. Executive Compensation” and 2,000 to Tom Nardi, a contractor.

Under compensation plans not approved by our security holders, the 152,500 securities consist of the following:

Warrants for 100,000 shares of our common stock were issued to Rubenstein Public Relations, Inc. in conjunction with a consulting agreement for stockholder relations executed November 11, 2004, which provided for cash compensation and warrants. One warrant, issued at execution of the agreement, evidenced the right to purchase 50,000 shares of unregistered common stock at an exercise price of $1.93, the closing price of trading common stock at the date of the execution of the agreement. Provided the agreement had not been terminated as of May 2005 (which it had not), it called for issuing another warrant evidencing the right to purchase 50,000 shares of unregistered common stock at an exercise price equal to the closing price of trading common stock on May 11, 2005, which was $3.85. Each of the warrants will expire in November 2009.

Options to acquire 52,500 shares of our common stock were issued to Mustang International, L.P. (“Mustang”) in conjunction with a contract executed March 29, 2006 for program management, engineering, procurement, construction management, and other services. The option is exercisable at $6.00 per share by April 1, 2010.

Security Ownership of Certain Beneficial Owners

The following table presents the ownership of beneficial owners known to us who own more than five percent of our common stock as of this filing.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Dr. Rudolf W. and Mrs. Doris Gunnerman	28,272,213(1)	38.9%
	6601 Windy Hill Way, Reno, NV 89502

Common	Blizzard Capital Ltd.	4,000,000(2)	5. 5%
	Akara Bldg 24 Castro Street Wickams Cay Rd
	Town Tortola, Virgin Isles

1. The share ownership of Dr. and Mrs. Gunnerman is reflected pursuant to the information contained in Schedule 13D as amended, which was filed with the Commission on January 16, 2007. Of these shares 27,697,913 are subject to shared voting power between them. The voting power for the remaining 574,300 shares is held by Dr. Gunnerman.
2. Blizzard Capital Ltd. holds 4,000,000 million shares outright and warrants to acquire an additional 2,000,000 shares.

Security Ownership of Management

The following table presents the ownership of our common stock by directors and executive officers as of March 30 , 2007.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Common	Richard Masica	50,000	0.1%
Common	Robert van Maasdijk	175,000(2)	0.2%
Common	Dr. Hannes Farnleitner	50,000	0.1%
Common	Edward Urquhart	55,500	0.1%
Common	Lawrence Schafran	104,000	0.1%
Common	Michael T. Heffner	50,000	0.1%
Common	Dr. Larry Ryan	-	0.0%
Common	Brian Savino	-	0.0%

Common	All Executive Officers and Directors
	as a Group (8 persons)	484,500	0.7%
1. In every case the shares are held outright with the exception of 125,000 shares of Robert van Maasdijk as explained in note 2.
2. Robert van Maasdijk owns 50,000 outright and an option to acquire 125,000 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

Exclusive of transactions reported in Item 11 above, the following are descriptions of all material transactions since the beginning of 2006 between us and our directors, executive officers, or members of their immediate families.

On May 15, 2006, we repaid a $500,000 promissory note to Dr. Rudolf Gunnerman which was originally issued on December 30, 2003. In December 2005, Dr. Gunnerman agreed to a second extension of the maturity date to December 30, 2006 at an interest rate of 8% per annum. The extension agreement provided for payment on demand. Also accrued interest through May 15, 2006 of $15,000 was paid during 2006.

On May 15, 2006, under Board approval, we repaid $2,000,000 in principal on a note payable to Dr. Rudolf Gunnerman. In December 2004, Dr. Gunnerman had advanced $7,000,000 to us for a promissory note which bears interest at the rate of 0.5% above a “LIBOR” rate adjusted quarterly and payable annually. The entire principal amount is due and payable in December 2007. Also the accrued interest through May 15, 2006 of $133,809 was paid. Interest accrued through December 31, 2006 of $172,167 was paid at the end of December 2006. Thus, total interest for the year was $305,976. Interest rates on the note ranged from 4.885% per annum to 5.84625% per annum. Beginning January 1, 2007, the rate was adjusted to 5.32563% per annum for a quarterly interest amount of approximately $72,000.

For additional information regarding related party transactions, see Notes 10, 12, 13, and 15 to our audited financial statements which appear elsewhere in this report.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors' Fees

The following table represents aggregate fees billed by our independent auditors for each of our fiscal years ended December 31, 2006, and December 31, 2005.

	Fiscal Year
Independent Audit Firm	2006	2005

Marc Lumer & Company
Audit Fees	$152,600	$114,617
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$152,600	$114,617

Mark Bailey & Company, Ltd
Audit Fees	$-	$45,975
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$-	$45,975

Fees for audit services included fees associated with the annual audit and reviews of our quarterly reports, as well as services performed in conjunction with our filings of Registration Statements on Form SB-2, Form S-3 and Form S-8. All fees described above were approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1*	Restated Articles of Incorporation, as filed on December 30, 2003, with the Nevada Secretary of State.

3.2 **	Amended and Restated Bylaws.

4.1+	Form of Additional Investment Rights initially issued on June 3, 2004.

4.2++	Form of Additional Investment Rights initially issued on June 15, 2004.

4.3+	Form of Warrant initially issued on June 3, 2004.

4.4++	Form of Warrant initially issued on June 15, 2004.

4.5#	Form of Warrant dated November 11, 2004, issued to Rubenstein Public Relations, Inc.

4.6(13)	Form of Warrant dated March 29, 2006.

4.7(14)	Stock Option Agreement with Rudolf W. Gunnerman dated May 23, 2006.

4.8(14)	Director Stock Option Agreement with Robert van Maasdijk dated May 23, 2006.

4.9	Form of Warrant dated March 12, 2007.

10.1*	2003 Non-Officer Limited Stock Appreciation Rights Plan.

10.2+	Securities Purchase Agreement dated as of June 1, 2004, by and between SulphCo, Inc. and the Purchasers parties thereto.

10.3++	Securities Purchase Agreement dated as of June 14, 2004, by and between SulphCo, Inc. and the Purchasers parties thereto.

10.4#	Engagement Agreement dated July 1, 2004, by and between SulphCo, Inc. and RWG, Inc.

10.5#	Promissory Note dated December 30, 2003, from SulphCo, Inc. to Rudolf W. Gunnerman and Doris Gunnerman.

10.6#	Promissory Note dated December 30, 2003, from SulphCo, Inc. to Erika Herrmann.

10.7#	Letter dated April 28, 2004, from Rudolf W. Gunnerman to SulphCo, Inc.

10.8#	Promissory Note dated April 28, 2004, from SulphCo, Inc. to Rudolf W. Gunnerman.

10.9#	Finder’s Fee Agreement made as of May 11, 2004 between SulphCo, Inc. and Vantage Investments Group, Inc.

10.10#	Letter Agreement dated May 28, 2004 between SulphCo, Inc. and Olympus Securities, LLC.

10.11#	Engagement Agreement dated July 1, 2004, by and between SulphCo, Inc. and RWG, Inc.

10.12#	Consulting Agreement dated July 15, 2004, by and between SulphCo, Inc. and InteSec Group LLC.

10.13#	Collaboration Agreement dated August 6, 2004, by and between SulphCo, Inc. and ChevronTexaco Energy Technology Company.

10.14#	Contract for Establishment of a Limited Liability Company (SulphCo Oil Technologies Kuwait).

10.15#	Loan Extension Agreement, dated for reference the 12th day of December, 2004, between Rudolf W. Gunnerman and SulphCo, Inc.

10.16#	Loan Extension Agreement, dated for reference the 12th day of December, 2004, between Erika Herrmann and SulphCo, Inc.

10.17(1)	Separation Agreement and General Release dated as of December 28, 2004, by and between SulphCo, Inc. and Kirk S. Schumacher.

10.18(2)	Letter Agreement dated as of January 6, 2005, by and between SulphCo, Inc. and Alan L. Austin, Jr.

10.19(3)	Promissory Note from SulphCo, Inc. to Rudolf W. Gunnerman dated December 31, 2004.

10.20#	Letter Agreement dated February 4, 2005, by and between SulphCo, Inc. and ChevronTexaco Energy Technology Company.

10.21(4)	Agreement dated February 22, 2005, by and between SulphCo, Inc. and OIL-SC, Ltd.

10.22(5)	Letter Agreement dated April 27, 2005, by and between SulphCo, Inc. and ChevronTexaco Energy Technology Company.

10.23(6)	Employment Agreement dated as of June 1, 2005, by and between SulphCo, Inc. and Peter Gunnerman.

10.24(7)	Test Agreement by and between SulphCo, Inc. and Total France entered into on October 10, 2005.

10.25(8)	Employment agreement with Loren J. Kalmen dated November 10, 2005.

10.26(9)	Letter Agreement by and between SulphCo and OIL-SC and dated as of November 9, 2005.

10.27(10)	Memorandum of Association dated November 29, 2005, by and between SulphCo, Inc. and Trans Gulf Petroleum Co., a Government of Fujairah company.

10.28(11)	Employment Agreement, dated as of January 1, 2006, by and between SulphCo, Inc. and Michael Applegate.

10.29(12)	2nd Loan Extension and Modification Agreement by and between SulphCo, Inc. and Dr. Rudolf W. Gunnerman and Doris Gunnerman entered into on January 30, 2006.

10.30(13)	Securities Purchase Agreement dated as of March 29, 2006, by and between SulphCo, Inc. and the Purchasers parties thereto, including form of Warrant as Exhibit “A” thereto.

10.31(14)	SulphCo, Inc. 2006 Stock Option Plan approved by stockholders June 19, 2006.

10.32(15)	Engagement Agreement with RWG, Inc. dated July 1, 2006.

10.33(16)	Test Agreement between SK Corporation and SulphCo, Inc. dated July 20, 2006.

10.34(17)	Memorandum of Understanding with Pierson Capital International, Ltd. dated August 1, 2006.

10.35(18)	Memorandum of Understanding with Petrobras dated August 31, 2006.

10.36(19)	Amendment to Agreement of February 22, 2005 between SulphCo KorAsia, Inc. and SulphCo, Inc. dated August 18, 2006.

10.37(20)	Employment Agreement with Larry Ryan dated January 12, 2007.

10.38	Amendment No. 1 to Securities Purchase Agreements and Warrants dated March 12, 2007.

10.39(21)	Employment Agreement with Brian Savino dated March 9, 2007.

14*	Code of Ethics adopted by the Board of Directors on March 12, 2004.

16.1+++	Letter from Forbush and Associates to the SEC dated May 14, 2004.

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002.
________________

* Incorporated by reference from the registrant’s Annual Report on Form 10-KSB (SEC File No. 333-27599) as filed with the SEC on March 29, 2004.

** Incorporated by reference from the registrant’s Form 10-QSB for the quarter ended March 31, 2003 (SEC File No. 27599) as filed with the SEC on May 14, 2003, and Form 8-K (SEC File No. 32636) filed with the SEC on January 22, 2007.

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

(9) Incorporated by reference from the registrant’s Form 10-QSB (SEC File No. 1-32636) as filed with the SEC on November 14, 2005.

(10) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on December 2, 2005.

(11) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on January 13, 2006.

(12) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on January 31, 2006.

(13) Incorporated by reference from the registrant’s Form 10-KSB (SEC File No. 1-32636) as filed with the SEC on March 31, 2006.

(14) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on June 23, 2006.

(15) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on July 11, 2006.

(16) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on July 21, 2006.

(17) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on August 3, 2006.

(18) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on September 8, 2006.

(19) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on September 11, 2006.

(20) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on January 18, 2007.

(21) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on March 14, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SULPHCO, INC.

April 2, 2007	By:	/s/ Larry Ryan
Larry Ryan,
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry Ryan Larry Ryan	Chief Executive Officer, Director (Principal Executive Officer)	April 2, 2007

/s/ Michael A. Abend Michael A. Abend	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 2, 2007

/s/ Robert Henri Charles van Maasdijk Robert Henri Charles van Maasdijk	Chairman of the Board, Director	April 2, 2007

/s/ Lawrence G. Schafran Lawrence G. Schafran	Director	April 2, 2007

/s/ Michael T. Heffner Michael T. Heffner	Director	April 2, 2007

REPORT OF MARC LUMER & COMPANY, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sulphco, Inc.

We have audited the accompanying balance sheet of SulphCo, Inc. as of December 31, 2006 and 2005 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment resulting from deficiencies in the design or operation of the respective controls:

(1) The Corporation lacked the technical expertise and processes to ensure compliance with Statement of Financial Accounting Standards (SFAS) No. 2, Accounting for research and development costs. This material weakness resulted in a restatement of prior financial statements, quarterly financial statements and, if not remediated, could result in a material misstatement in the future.

(2) The Corporation did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with the Corporation’s complex financial accounting and reporting requirements. This material weakness contributed to the restatement of prior financial statements. This report does not affect our report on such consolidated financial statements and financial statement schedule.

In our opinion, management’s assessment that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SulphCo, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marc Lumer & Company
San Francisco, California

April 2, 2007

REPORT OF MARK BAILEY & COMPANY, LTD., INDEPENDENT AUDITORS

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

/s/ Mark Bailey & Company, Ltd.
Reno, Nevada

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEETS
December 31, 2006

	December 31, 2006	December 31, 2005

Current Assets:
Cash and cash equivalents	$6,004,992	$6,874,653
Loan receivable (Note 2)	275,000	-
Advance to related party (Note 15)	95,627	-
Deposits	36,822	140,822
Prepaid expenses and other	166,845	137,577

Total current assets	6,579,286	7,153,052

Property and Equipment (net of accumulated depreciation of $913,067) (Notes 2&3)	206,957	397,416

Other Assets
Intangible assets (net of accumulated amortization of $44,692 in 2006 and $17,422 in 2005) (Note 5)	508,216	355,218
Investment in Joint Venture (Note 6)	-	139,550
Deferred tax asset (net of valuation allowance of $20,157,917 in 2006 and
$7,116,368 in 2005 (Note 7)	-	-

Total other assets	508,216	494,768

Total assets	$7,294,459	$8,045,236

Current Liabilities
Accounts payable and accrued liabilities	$3,709,302	$779,413
Refundable deposit (Note 8)	550,000	550,000
Accrued fees and interest (Note 9)	957,828	1,035,572
Related party note payable (Note 10)	5,000,000	500,000

Total current liabilities	10,217,130	2,864,985

Long Term Related Party Note Payable (Note 10)	-	7,000,000

Total liabilities	10,217,130	9,864,985

Commitments and Contingencies	-	-
	-	-
Stockholders' Deficiency
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 100,000,000 shares authorized ($0.001 par value)
72,620,910 and 60,536,795 shares issued and outstanding at December 31, 2006 and 2005 respectively.	72,621	60,537
Paid in capital	67,864,451	30,604,342
Stock subscriptions receivable (Note 14)	-	(744,500)
Deficit accumulated during the development stage	(70,856,288)	(31,740,128)
Accumulated other comprehensive loss	(3,455)	-

Total stockholders' deficiency	(2,922,671)	(1,819,749)

Total liabilities and stockholders' deficiency	$7,294,459	$8,045,236

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS
For the Years ended December 31, 2006, 2005 and 2004 and from Inception

				Inception
	2006	2005	2004	to date

Revenue
Sales	$-	$-	$-	$42,967

Expenses
Selling, general, and administrative expenses	(13,566,230)	(5,715,079)	(3,453,357)	(40,457,344)
Research and development expenses
Fujairah test facility	(21,473,129)	-	-	(21,473,129)
Other	(3,955,562)	(2,518,015)	(407,613)	(7,138,371)
Loss on joint venture	(136,095)	-	-	(136,095)
Loss on disposal of asset	-	-	-	(221,711)
Loss on impairment of asset	-	(233,900)	-	(233,900)

Total operating expenses	(39,131,016)	(8,466,994)	(3,860,970)	(69,660,550)

Loss from operations	(39,131,016)	(8,466,994)	(3,860,970)	(69,617,583)

Other income (expense)
Interest income	477,869	193,987	17,303	728,470
Gain on sale of assets	2,532	-	-	2,532
Interest expense	(465,547)	(395,123)	(302,786)	(1,209,467)
Late registration fees	-	(760,240)	-	(760,240)

Loss before taxes	(39,116,162)	(9,428,370)	(4,146,453)	(70,856,288)

Income tax benefit (provision)	-	-	-	-

Net loss	$(39,116,162)	$(9,428,370)	$(4,146,453)	$(70,856,288)

Other comprehensive income (loss)
Foreign currency translation loss	$(3,455)	$-	$-	$(3,455)

Net comprehensive loss	$(39,119,617)	$(9,428,370)	$(4,146,453)	$(70,859,743)

Loss per share: basic and diluted	$(0.55)	$(0.17)	$(0.08)	$(1.68)

Weighted average shares
basic and diluted	70,737,679	56,973,284	53,713,346	42,084,165

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31

	December 31			Inception
	2006	2005	2004	to date
Cash Flows From Operating Activities
Net loss	$(39,116,162)	$(9,428,370)	$(4,146,453)	$(70,856,288)
Adjustments to reconcile net loss to cash used
in operating activities:

Depreciation & amortization	112,198	215,478	104,242	997,564
Stock and options issued for services	2,779,325	1,568,225	138,625	10,148,842
Stock issued for interest expense	-	-	296,000	296,000
Contribution from stockholder	-	-	555,000	555,000
Loss from joint venture	136,096	-	-	136,096
Loss on disposal and impairment of asset	-	233,900	-	455,611
Decrease in legal settlement	-	-	(13,636)	-
(Increase) decrease in accounts receivable	(118,657)	317,800	(317,569)	(118,657)
(Increase) decrease in prepaid expenses and other	(6,239)	(98,718)	(27,887)	(143,816)
Increase (decrease) in accounts payable	-	-	-
and accrued liabilities	2,852,079	(1,070)	650,468	3,631,492
Increase in refundable deposit	-	550,000	-	550,000
Increase in accrued fees and interest	(275,000)	820,985	-	545,985

Net cash used in operating activities	(33,636,360)	(5,821,770)	(2,761,210)	(53,802,171)

Cash Flows From Investing Activities
Purchase/sale of property and equipment	105,550	(224,962)	(58,508)	(1,015,540)
Investments in joint ventures and subsidiaries	-	(139,550)	-	(361,261)
Return / (payment) of deposits	104,000	(94,000)	(10,000)	(36,822)
Investments in intangible assets	(180,268)	(200,011)	(172,628)	(568,750)

Net cash used in investing activities	29,282	(658,523)	(241,136)	(1,982,371)

Cash Flows from Financing Activities
Proceeds from issuance of stock	35,237,417	3,982,107	4,889,452	50,999,176
Proceeds from stock subscriptions	-	-	-	4,240,887
Proceeds from issuance of related party notes payable	-	-	7,500,000	11,000,000
Proceeds from issuance of line of credit	-	-	-	750,000
Return on capital	-	-	-	(118,427)
Principal payments on related party notes payable	(2,500,000)	(500,000)	(250,000)	(3,250,000)
Decrease in related party receivable	-	-	-	1,359,185
Payments on contract payable	-	-	-	(250,000)
Principal payments on line of credit	-	-	-	(750,000)
Principal payments on advance from related party	-	-	-	(2,191,285)

Net cash provided by financing activities	32,737,417	3,482,107	12,139,452	61,789,536

Net increase (decrease) in cash and cash equivalents	(869,661)	(2,998,186)	9,137,106	6,004,992

Cash and cash equivalents at beginning of period	6,874,653	9,872,839	735,733	-

Cash and cash equivalents at end of period	$6,004,992	$6,874,653	$9,872,839	$6,004,994

Supplemental Information and non cash transactions

Total interest payments included in operations	$334,251	$334,251	$6,000

The Company paid no income taxes during 2005 and 2004.

Noncash investing and financing activity: The Company incurred a payable of $214,587 in issuing securities (see Note 11).

The Company wrote off a stock subscription receivable in December, 2006 (see Note 14).

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
From Inception through December 31, 2006

			Additional		Stock issued for	Stock issued for	Related	Common	Other	Stock
	Common Stock		Paid-in	Accumulated	prepaid	prepaid	party	Stock	Comprehensive	Subscriptions	Total
	Shares	Amount	Capital	Deficit	interest	expenses	receivable	Subscribed	Loss	Receivable	Equity
Balance, January 13, 1999

Stock issued for cash at $167 per share	1,000	$1	$166,999	$-	$-	$-	$-	$-	$-	$-	$167,000

Restatement for recapitalization GRD, Inc.	19,999,000	19,999	(19,999)	-						-	-

Net loss				(128,802)							(128,802)

Balance at December 31, 1999	20,000,000	$20,000	$147,000	$(128,802)	$-	$-	$-	$-	$-	$-	$38,198

Contributions from stockholders
in December 2000
Cash			169,168								169,168
Equipment			362,331								362,331

Acquisition of GRD, Inc.	1,200,000	1,200	(251,200)								(250,000)

Stock issued for cash and subscription
receivable at $0.50 per share	820,000	820	409,180							(208,500)	201,500

Stock options granted at $.50 per share in
December 2000			919,401								919,401

Stock options granted at $1.50 per share in
December 2000			94,799								94,799

Net loss				(1,364,393)							(1,364,393)

Balance at December 31, 2000	22,020,000	$22,020	$1,850,679	$(1,493,195)	$-	$-	$-	$-	$-	$(208,500)	$171,004

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
From Inception through December 31, 2006

			Additional		Stock issued for	Stock issued for	Related	Common	Other	Stock
	Common Stock		Paid-in	Accumulated	prepaid	prepaid	party	Stock	Comprehensive	Subscriptions	Total
	Shares	Amount	Capital	Deficit	interest	expenses	receivable	Subscribed	Loss	Receivable	Equity

Stock issued for intangible assets at $4.25 per share in
January 2001	292,800	293	1,244,107								1,244,400

Stock issued for intangible assets at $2.85 per share in
February 2001	400,000	400	1,139,600								1,140,000

Stock sold to a related party at $1.47 per share
February 2001	24,750	25	36,431								36,456

Stock issued for marketing services
at $2.86 per share April 2001	200,000	200	571,800								572,000

Issuance of options to related parties for services
in June 2001			773,931								773,931

Stock issued in exchange for notes receivable at $0.50
per share in May 2001	9,556,000	9,556	4,768,444							(4,778,000)	-

Stock issued in exchange for notes receivable at $1.50
per share in June 2001	425,000	425	637,075							(637,500)	-
											-
Stock sold for cash at $2.94 per share
in June 2001	100,000	100	293,900								294,000

Stock issued for a note receivable at $1.41 per share
in June 2001	200,000	200	281,800							(282,000)	-

Stock issued to a related party for cash at $0.50 per
share in June 2001	350,000	350	174,650								175,000

Cash received for subscription in July 2001										282,000	282,000

Cash received for subscriptions in
August 2001										340,000	340,000

Stock issued for subscription receivable at $0.725
per share in September 2001	2,758,620	2,759	1,997,241							(2,000,000)	-

Stock issued to a related party for
consulting fees at $0.85 per share in
November 2001	4,000,000	4,000	3,396,000								3,400,000

Stock returned in November 2001	(300,000)	(300)	(1,558,147)							784,500	(773,947)

Cash received for subscriptions				-						200,000	200,000

Stock returned in December 2001	(100,000)	(100)	(49,900)							50,000	-

Stock options issued at a weighted average
issue price of $0.75 per share in
October 2001			89,020								89,020

Net loss				(6,927,525)							(6,927,524)

Balance at December 31, 2001	39,927,170	$39,928	$15,646,631	$(8,420,720)	$-	$-	$-	$-	$-	$(6,249,500)	$1,016,340

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
From Inception through December 31, 2006

			Additional		Stock issued for	Stock issued for	Related	Common	Other	Stock
	Common Stock		Paid-in	Accumulated	prepaid	prepaid	party	Stock	Comprehensive	Subscriptions	Total
	Shares	Amount	Capital	Deficit	interest	expenses	receivable	Subscribed	Loss	Receivable	Equity
Stock issued for related party services at $0.50
per share in March 2002	10,000,000	10,000	4,990,000								5,000,000

Stock returned in May 2002	(1,000,000)	(1,000)	(499,000)							500,000	-

Stock returned in June 2002	(100,000)	(100)	(71,900)							72,000	-

Stock returned in July 2002	(25,000)	(25)	(37,475)							37,500	-

Payment on stock subscription received in July
2002										515,500	515,500

Stock returned in July 2002	(1,000,000)	(1,000)	(499,000)							500,000	-

Stock issued for services at $0.10 per share in
September 2002	50,000	50	4,950								5,000

Stock returned in September 2002	(431,000)	(431)	(440,069)								(440,500)

Stock issued for services at $0.27 per share in
October 2002	50,000	50	13,450								13,500

Stock Options issued in November 2002
for $0.10 per share (restated)			31,500								31,500

Stock issued to a related party for cash at $0.10 per
share in November 2002	100,000	100	9,900								10,000

Stock issued to a related party for cash at $0.10 per
share in December 2002	50,000	50	4,950								5,000

Net loss (restated)				(6,573,627)							(6,573,627)

Balance at December 31, 2002	47,621,170	$47,621	$19,153,937	$(14,994,347)	$-	$-	$-	$-	$-	$(4,624,500)	$(417,287)

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
From Inception through December 31, 2006

			Additional		Stock issued for	Stock issued for	Related	Common	Other	Stock
	Common Stock		Paid-in	Accumulated	prepaid	prepaid	party	Stock	Comprehensive	Subscriptions	Total
	Shares	Amount	Capital	Deficit	interest	expenses	receivable	Subscribed	Loss	Receivable	Equity
Stock subscribed for services at $0.42 per share in
February 2003			20,950					50			21,000

Payment on stock subscription
received in February 2003										3,575,000	3,575,000

Stock issued to a related party for cash at $0.33 per
share in March 2003	50,000	50	16,450								16,500

Stock issued for services at $0.32 per share in June
2003	50,000	50	15,950								16,000

Stock returned in August 2003	(196,870)	(197)	(196,678)							196,875	-

Stock returned in September 2003	(3,130)	(3)	(3,322)							3,325	-

Stock issued to a related party for cash at $0.23 per
share in November 2003	2,173,913	2,174	497,826								500,000

Stock returned in December 2003	(25,000)	(25)	(37,275)							37,300	-

Stock subscribed for prepaid interest to a related party
at $0.296 per share
in December 2003 (Note 14)			295,000		(296,000)			1,000			-

Net loss				(3,170,959)							(3,170,959)

Balance at December 31, 2003	49,670,083	$49,671	$19,762,838	$(18,165,306)	$(296,000)	$-	$-	$1,050	$-	$(812,000)	$540,254

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
From Inception through December 31, 2006

			Additional		Stock issued for	Stock issued for	Related	Common	Other	Stock
	Common Stock		Paid-in	Accumulated	prepaid	prepaid	party	Stock	Comprehensive	Subscriptions	Total
	Shares	Amount	Capital	Deficit	interest	expenses	receivable	Subscribed	Loss	Receivable	Equity
Restricted stock issued for interest
on notes at $0.296 per share in
January 2004.	1,000,000	1,000						(1,000)			-

Stock issued for services at $0.85 per share in
January 2004	100,000	100	84,900								85,000

Issued subscribed stock at $0.42 per
share in March 2004	50,000	50						(50)			-

Private placement stock issuance at $0.90 per share
in June 2004 (See Note 11 for
attached rights and warrants)	2,978,342	2,978	2,677,530								2,680,508

Private placement stock issuance at $1.25 per share
in June 2004 (See Note 11 for
attached rights and warrants)	2,030,960	2,031	1,896,912								1,898,943

Stock options exercised at $0.55 per share in July
2004	200,000	200	109,800								110,000

Stock options exercised at $0.35 per share in July
2004	100,000	100	34,900								35,000

Stock issued for services at $2.86 per share in
August 2004	45,000	45	128,655			(128,700)					-

Cancellation of subscribed stock at $1.50 per share in
September 2004	(45,000)	(45)	(67,455)							67,500	-

Stock options exercised at $0.55 per share in
December 2004	300,000	300	164,700								165,000

Amortization of prepaid interest					296,000						296,000

Amortization of prepaid expenses						53,625					53,625

Contribution from related party stockholder of
option given former employee to buy
100,000 shares at $0.55 per share
(Note 12)			555,000								555,000

Related party receivable for tax withholding on
exercise of stock options							(257,750)				(257,750)

Net loss				(4,146,453)							(4,146,453)

Balance at December 31, 2004	56,429,385	$56,430	$25,347,780	$(22,311,759)	$-	$(75,075)	$(257,750)	$-	$-	$(744,500)	$2,015,127

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
From Inception through December 31, 2006

			Additional		Stock issued for	Stock issued for	Related	Common	Other	Stock
	Common Stock		Paid-in	Accumulated	prepaid	prepaid	party	Stock	Comprehensive	Subscriptions	Total
	Shares	Amount	Capital	Deficit	interest	expenses	receivable	Subscribed	Loss	Receivable	Equity
Stock issued to a Director for services at $5.47
per share in January 2005	50,000	$ 50	273,450								273,500

Stock issued to an Officer for services
at $4.08 per share in January 2005	50,000	$ 50	203,950								204,000

Receipt of related Party Receivables
January 2005							257,750				257,750

Stock issued to a consultant for services at $5.91
per share in April 2005	15,000	$ 15	88,635								88,650

Stock issued to a Director for services at $4.99
per share in April 2005	50,000	$ 50	249,450								249,500

Stock issued to a Director for services at $3.54
per share in May 2005	50,000	$ 50	176,950								177,000

Warrants and Additional Investment Rights
("AIR's") exercised - August 2005	79,430	$ 79	81,151								81,230

Warrants/AIR's exercised - September 2005	83,230	$ 83	84,565								84,648

Warrants/AIR's exercised - October 2005	16,126	$ 16	21,812								21,828

Warrants/AIR's exercised - November 2005	585,244	$ 585	535,094								535,679

Stock issued to a Director for services at $3.61
per share in November 2005	50,000	$ 50	180,450								180,500

Stock issued to a Director for services at $6.40
per share in December 2005	50,000	$ 50	319,950								320,000

Warrants/AIR's exercised - December 2005	3,028,380	$ 3,028	3,041,104								3,044,132

Amortization of prepaid expenses						75,075					75,075

Net loss				(9,428,367)							(9,428,367)

Balance at December 31, 2005	60,536,795	$60,536	$30,604,341	$(31,740,126)	$-	$-	$-	$-	$-	$(744,500)	$(1,819,748)

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
From Inception through December 31, 2006

			Additional		Stock issued for	Stock issued for	Related	Common	Other	Stock
	Common Stock		Paid-in	Accumulated	prepaid	prepaid	party	Stock	Comprehensive	Subscriptions	Total
	Shares	Amount	Capital	Deficit	interest	expenses	receivable	Subscribed	Loss	Receivable	Equity
Warrants/AIR's exercised - January 2006	4,423,624	4,424	4,790,044								4,794,468

Warrants/AIR's exercised - February 2006	1,291,660	1,292	1,303,532								1,304,824

Warrants/AIR's exercised - March 2006	2,151,327	2,151	2,068,603								2,070,754

Private placement - March 2006	4,000,000	4,000	27,063,373								27,067,373

Stock issued to a consultant for services at $7.44
per share in March 2006	17,500	18	130,182								130,200

Stock option accrued for a consultant for
services at $7.44 per share in March 2006		-	357,525								357,525

Stock issued to an Director for services at $8.80
per share in March 2006	50,000	50	439,950								440,000

Stock issued to an Officer for services
at $12.72 per share in March 2006	50,000	50	635,950								636,000

Stock option accrued for a consultant for
services at $7.44 per share in March 2006		-	8,050								8,050

Accrual of Stock option for Director - June 2006			687,500								687,500

Stock issued to an Director for services at $5.53
per share in August 2006	50,000	50	276,450								276,501

Stock issued to an Director for services at $4.87
per share in December 2006	50,000	50	243,450								243,500

Accrual of Stock option for Director			1,045,000								1,045,000

Options for Director forfeited December 2006 (Note 13)			(1,045,000)								(1,045,000)

Reversal of stock subscriptions receivable (Note 14)			(744,500)							744,500	-

Foreign Translation Loss									(3,455)		(3,455)

Net loss				(39,116,162)							(39,116,162)

Balance at December 31, 2006	72,620,906	$72,621	$67,864,451	$(70,856,288)	$-	$-	$-	$-	$(3,455)	$-	$(2,922,671)

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004

1.  Organization and Significant Accounting Policies

Business

The Company is considered a developmental stage company as defined by Statement of Financial Accounting Standards (“FAS”) No. 7, as the Company has not recognized significant revenue and is continuing to develop and market processes for the upgrading of crude oil by reducing its relative density, viscosity, and sulfur content.

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

On October 7, 2005, the Company’s stock began trading on the American Stock Exchange under the symbol “SUF.” Previously the Company’s common stock had been quoted on the NASD, Inc. OTC Bulletin Board under the symbol “SLPH.”

In 2006, the Company continued to make progress towards the completion of a test facility in Fujairah, United Arab Emirates. This test facility will be instrumental in the validation of the Sonocracking™ process and allowing the Company to continue to its transition towards commercialization.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, as of December 31, 2006, the Company had cash on hand of approximately $6.0 million, negative working capital of approximately $3.6 million, and an accumulated deficit of approximately $70.9 million.  These factors raise substantial doubt about its ability to continue as a going concern.  In March 2007, the Company received approximately $8 million from the exercise of warrants as explained in Note 19, however, the ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan and raise additional funds.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less are considered to be cash equivalents. The Company maintains amounts in three U.S. accounts, two checking accounts and a money market account, on deposit with two financial institutions. These exceed federally insured limits by approximately $5.8 million at December 31, 2006.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company's equity ownership is determined using local currency as the functional currency. Assets and liabilities of the equity ownership in Fujairah Oil Technology LLC (see Note 6) are translated at the prevailing exchange rate in effect at each year end. Contributed capital is translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.

Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable on a case-by-case basis. Based on such evaluation, the Company records allowances for accounts at such time as they are considered doubtful of collection.

Fair Value of Financial Instruments

The carrying amounts of financial instruments held by the Company, which include cash, accounts receivable, accounts payable, and accrued liabilities, approximate fair values due to their short maturity. The carrying value of the payable to related party and loan receivable reasonably approximate their  fair value as the stated interest rates approximate current market interest rates.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. In accordance with FAS No. 144, the Company reviews its long-lived assets for impairment. Whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered through undiscounted future cash flows, such impairment losses are recognized in the statement of operations.

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

Equity method

Investments in joint ventures and other entities over which the Company does not have control, but does have the ability to exercise significant influence over the operating and financial policies, are carried under the equity method. The Investment in Fujairah Oil Technology LLC, in which the Company owns a 50% interest, is carried at cost and adjusted for the Company's 50% share of undistributed earnings or losses. There was no activity in the entity prior to 2006. See Note 6 for activity in 2006.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options and unvested shares of restricted stock. Computations of diluted net loss per share for the years ended December 31, 2006, 2005, and 2004 did not include options to purchase 7,256,980, 7,806,237, and 13,794,798 shares of common stock, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

Concentrations

The Company has generally been able to obtain component parts from multiple sources without difficulty. Nevertheless, because of price and quality considerations, in 2005 the Company lined up three manufacturers to supply virtually all its needs, as the Company's results could be adversely affected if manufacturing were delayed or curtailed. The Company has also established two test sites overseas, in Fujairah, UAE (Note 6) and in Austria.

Reclassification

For comparative purposes, certain amounts previously included in selling, general and administrative expenses have been reclassified to research and development expenses 2005. The reclassifications do not require any adjustments to assets, liabilities, equity, or income.

The following summarizes the reclassifications made:

2005
Sales, general, & administrative expenses
Original filing	$6,790,998
Reclassifications	-1,075,919
Reclassified	$5,715,079

Research & development
Original filing	$1,442,096
Reclassifications	1,075,919
Reclassified	$2,518,015

Additionally, deposits of $140,000 were reclassified to prepaid expenses in 2005.

2.  Loans Receivable and Accrued Interest

On February 16, 2006 the Company committed to a loan agreement with SulphCo KorAsia (formerly known as OIL-SC, Ltd.) of South Korea. The agreement called for advances of $50,000 per month through May 15, 2006. A total of $150,000 was advanced through May, 2006. An additional $50,000 was advanced June 6, 2006 under the same terms as the original note and in November 2006, an additional $75,000 was advanced, with a revision to the loan agreement that the full $275,000 in advances and related interest would be immediately repaid from revenues or from proceeds of any equity financings. Interest accrues at prime rate plus 1%. Although SulphCo KorAsia has never had material revenue streams, the Company believes that the full amounts of principal and interest will be collected and that no allowance for doubtful collection is necessary. Also the Company holds a refundable deposit of SulphCo KorAsia as summarized in Note 8.

In July 2006 the Company advanced $191,352 (690,000 Dirhams) to Fujairah Oil Technology, LLC (the “LLC”) to more easily pay for Company expenditures in Fujairah. See Note 6. Funds totaling 338,674 Dirhams have been expended by the LLC on behalf of the Company. The net amount of 351,326 Dirhams is reflected as a related party loan receivable. The dollar amount has been adjusted to $95,627 which includes a foreign currency transaction loss of $3,554. As the LLC holds this amount in cash on behalf of the Company, no allowance has been taken for collectibility.

3.  Property and Equipment

The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation:

	2006	2005
Equipment	$772,385	$911,438
Computers	199,582	176,226
Office furniture	57,116	54,517
Leasehold improvements	90,941	83,375
	1,120,024	1,225,556
Less: Accumulated depreciation	(913,067)	(828,140)
Total	$206,957	$397,416

Depreciation expense was $194,029 in 2006, $198,056 in 2005, and $104,242 in 2004. In 2006 assets with accumulated depreciation totaling $109,102 were sold or abandoned.

4.  Loss On Impairment of Asset

The Company had a desulfurization unit (“unit”) consisting of a trailer containing equipment to be used to remove sulfur from crude oil. The Company spent $3,787 in the year ended December 31, 2004, upgrading the unit. At December 31, 2004 the cost of the unit was $431,417. No depreciation expense related to the unit was recognized in 2004 as it was considered work in process.

In March 2005 the unit was determined to be obsolete based on the Company’s current technological improvements. The estimated value of the reusable components as of March 31, 2005 was $197,517, resulting in an impairment loss of $233,900. The Company included the $197,517 in equipment and began depreciating it in 2005. In 2006 the equipment was sold.

5.  Intangibles Assets

The Company has five U.S. patents, six U.S. patents pending, five foreign patents, several foreign patents pending, and six U.S. trademarks pending. At December 31, 2006 the Company had capitalized $552,908 in costs that were incurred in connection with filing patents and trademarks related to its internally developed technology in accordance with Accounting Principles Board Opinion No. 17 - Intangible Assets. Amounts of $185,503, $200,011, and $172,629 were capitalized in 2006, 2005, and 2004, respectively. In 2006 $5,235 of costs net of accumulated amortization of $679 were expensed for abandoned trademarks.

Patents and trademarks are amortized using the straight-line method over their estimated period of benefit, ranging from 10 to 20 years with a weighted average of 16.5 years. Due to the majority of the 2004 capitalized costs being incurred near the end of the year, no amortization expense was recognized in 2004. Amortization expense related to patents and trademarks for the years ended December 31, 2006, 2005, and 2004, and from inception was $27,949, $17,422, $-0-, and $45,371, respectively. Maintenance costs totaling $36,261 and $28,972 were expensed throughout 2006 and 2005, respectively.

The following table reflects management’s estimate for amortization expense, using the straight-line method, for the next five years based on current capitalized amounts and estimated lives:

Year	Estimated Amortization Expense
2007	$33,500
2008	33,500
2009	33,500
2010	33,500
2011	33,500
Thereafter	340,716
Total	$508,216

6.  Investment in Joint Venture

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

The LLC had no operations in 2005.

The LLC’s operations began in 2006. For the year ended December 31, 2006 its financial activities consisted primarily of leasing office space and acquiring leasehold improvements and office furniture and equipment. The lease commenced March 15, 2006. There was a loss of 237,171 Dirhams of which 50% (US $32,278) has been reflected by the Company.

The Company entered into an agreement to construct a test facility for $1,600,000 for the LLC operations. Subsequently the building plans were expanded to require additional amounts of $600,000 and $350,000 for construction. The Company paid $1,900,000 to the construction company for building construction and $875,000 for pipeline.

The test facility constructed by the Company for use in Fujairah will be owned by the Company, and the Company anticipates that it will lease the equipment to the LLC. The Facility is on land owned by the Government of Fujairah and the Government has leased the land to the LLC.

As of December 31, 2006, and for the year then ended, the LLC had the following condensed balance sheet and operating statement converted to US dollars:

	December 31,	December 31,
Condensed Balance Sheet	2006	2005
Current assets
Cash and cash equivalents	$217,169	$279,100
Total current assets	$217,169	$279,100
Depreciable assets (net)	100,567	-
Other assets	1,633	-
Total assets	$319,369	$279,100
Current Liabilities
Advance - related party	$95,647	$-0-
Other Current liabilities	16,088	-0-
Total current liabilities
Members’ equity	207,634	279,100
Total liabilities and members’ equity	$319,369	$279,100

Operating Statement for the Year Ended:
Revenue	$-0-	$-0-
Operating expenses	(61,159)	-
Non-operating expense	(3,397)	-
Net loss	$(64,556)	$-0-

A foreign currency translation loss of $3,455 has also been recognized as other comprehensive loss relative to this investment for 2006.

Of the $111,735 in current liabilities, $95,647 is due to SulphCo, Inc.

The Company’s 50% share of distributions made by the joint venture will also be subject to other costs and expenses incurred directly by the Company from time to time, including commissions payable directly by the Company to third parties, presently estimated at up to 10% of the Company’s net joint venture profits. The Company is uncertain that it will be able to recover it’s investment in the LLC. Accordingly, the carrying value of the investment has been reduced to $0.

7.  Income Taxes

The deferred tax assets computed prior to the valuation allowances and the valuation allowances were overstated in earlier periods through September 30, 2005. The valuation allowance has always been set equal to the deferred tax asset prior to such allowance, and the Company has never reflected an income tax benefit. The adjustments of the overstatements did not, therefore, require any adjustments to assets, liabilities, equity, or income. Also, tax credit carryforwards had been omitted from disclosures in those earlier periods. In 2005 the Company made adjustments for previous years to properly recognize net operating losses, the net effect of which was to reduce the deferred tax assets and the valuation allowance by $3,574,419.

The Company is currently subject to income taxation only in the jurisdiction of the United States. The state of Nevada has no income tax. Foreign jurisdiction will impose income taxes if and when income is generated subject to their laws, but there is currently no such related income. The significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005 were as follows:

	December 31, 2006	December 31, 2005
Deferred tax assets relative to the following:
Net operating loss carryforwards	$11,966,683	$6,765,788
Construction of test facilities	7,003,363
Deferred share-based compensation	730,320	170,170
Expensed receivables	348,500
Plant constructed for sale	186,622	186,622
Depreciable assets	91,936	122,012
Other	43,866	7,548
Total deferred tax assets prior to offsets	20,371,290	7,252,140

Current portion	13,053,051	6,943,506
Non-current portion	7,318,239	308,634
	20,371,290	7,252,140

Liabilities
Deferred tax liabilities relative to the following:
Patent costs	(172,793)	(120,774)
Depreciable assets	(5,282)	(14,998)
Total deferred tax liabilities (all non-current)	(178,075)	(135,772)

Current portion	13,053,051	6,943,506
Non-current portion	7,140,164	172,822
Total deferred tax assets prior to offsets	20,193,215	7,116,328

Valuation allowance	(20,193,215)	(7,116,368)

Net deferred tax assets	$-	$-

For the years ended December 31, 2006 and 2005, the valuation allowance was increased by $13,076,847 and $3,106,598, respectively due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company’s net losses of $39,122,412 and $9,428,370 in 2006 and 2005, respectively, and accumulated deficits of $70,856,288 and $31,740,128 at December 31, 2006 and 2005, respectively.

The provision (benefit) for income taxes differs from the provision (benefit) amount computed by applying the statutory federal tax rate (34%) to the loss before taxes due to the following:

	December 31, 2006	December 31, 2005
Computed expected benefit	$(13,301,260)	$(3,205,646)
Nondeductible expenses:
Construction of test facilities	7,003,363
Deferred share-based compensation	560,150	170,170
Expensed receivables	348,500
Research credit amount	91,350	34,768
Equipment expensed as research and development		276,686
Loss on impairment of asset		80,814
Other	173,479	70,202
Tax related deductions not expensed on financial statements:
Patent costs	(52,019)	(68,004)
Depreciation	(24,458)	(31,691)
Increase in benefit from net operating loss	(5,200,895)	(2,672,701)

(Increase) decrease in other deferred tax assets	(7,918,255)	(458,424)
Increase (decrease) in deferred tax liabilities	42,303	24,527

Increase in valuation allowance	13,076,847	3,106,598

Provision (benefit) for income taxes	$-	$-

As of December 31, 2006 and 2005, the Company had net operating loss carryforwards for federal income tax purposes of $35,196,126 and $19,899,378, respectively, and tax credit carryforwards of $502,077 and $233,401, respectively, for incremental research expenses. Both the carryforwards for net operating loss and tax credit will expire beginning in 2019, fully expiring in 2026.

The valuation allowance for each year has been estimated in an amount equal to the projected future benefit of the deferred tax asset net of the deferred tax liability as it is not certain that the Company will generate sufficient income to utilize the future tax benefits, due to the lack of earnings in the Company’s history.

8.  Refundable Deposit

In 2005 the Company received $550,000 from SulphCo KorAsia (formerly known as OIL-SC, Ltd.), pursuant to our Equipment Sale and Marketing Agreement. As this amount is fully refundable if the pilot plant does not ultimately meet the agreed specifications, no portion of the purchase price has been or will be recorded as revenue in the Company’s financial statements until the pilot plant meets all agreed specifications. The Company does not have an equity interest in SulphCo KorAsia.

9.  Accrued Fees and Interest

As of December 31, 2006, the Company had accrued late registration fees of $760,240 and interest thereon of $197,588 in conjunction with the private placements in 2004, as more fully described in Note 12. As of December 31, 2005 the Company had accrued late registration fees of $760,240, accrued interest thereon of $60,745, and additional offering fees of $214,587 in conjunction with the same private placements. In 2006 and 2005, interest expense associated with accrued late fees were $136,843 and $60,745 respectively.

10.  Notes Payable - Related Party

The Company’s notes payable consist of the following as of December 31, 2006:

On December 30, 2003, the Company issued a $500,000 note to Dr. Gunnerman, the Chairman and CEO, and a $500,000 note to Erika Herrmann, sister-in-law of the Dr. Gunnerman. From each of these notes, $250,000 was obtained before year end, 2003. The balance of $250,000 for each note was obtained during 2004. The notes were originally issued on December 30, 2003 at an interest rate of 29.6%, which was paid via the issuance of 1,000,000 shares of restricted stock on January 1, 2004 for total consideration of $296,000 or $0.296 per share. On December 30, 2004 the notes were renewed at 8% per annum with the interest and principal due December 30, 2005. The note to Erika Herrmann was paid off December 30, 2005. Effective December 30, 2005, the note to Dr. Gunnerman was again renewed for another year at 8% per annum with interest payable quarterly and principal due on demand or on December 30, 2006. The note was paid in full including accrued interest on May 15, 2006.

On December 31, 2004, under the approval of its Board of Directors, the Company borrowed $7,000,000 in the form of a long-term note from Dr. Rudolf Gunnerman, the Chairman and CEO. Interest on the note is adjusted quarterly based on a 3-month London Inter-Bank Offering Rate (“LIBOR”) plus 0.5% per annum, with interest only payments due on December 31, 2005 and 2006 and the remaining accrued interest and principal due on December 31, 2007 when the note matures. On May 15, 2006, under Board approval, the Company paid $2,000,000 in principal on the note and the accrued interest through May 15, 2006. At December 31, 2006, interest on the note was paid through January 8, 2007. $6,250 is included in prepaid expenses. Beginning January 1, 2007 the rate was adjusted to 5.82563%.

The annual payment obligations related to this note based on the current 2007 interest rates, assuming no early retirements of principal, are as follows:

	Principal	Interest	Total
2007:
Principal due	$5,000,000		$5,000,000
Interest due		$291,282	291,282
Totals	$5,000,000	$291,282	$5,291,282

Thereafter	None	None	None

Totals	$5,000,000	$291,282	$5,291,282

Interest expense of $334,954, $333,917, and $302,786 was incurred on the above notes during 2006, 2005, and 2004, respectively.

11.  Commitments and Contingencies

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

In October 2006 the Company advanced $875,000 to its building contractor in Fujairah for pipeline and related infrastructure. By December 31, 2006, it was not clear how much value would be received from this advance. As the Company had agreed to pay an additional $350,000 toward construction of the test facility in Fujairah, the Company has allocated the full $875,000 payment to research and development expense relating to construction of the test facility which includes the building, infrastructure and equipment (see Note 6).

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist mainly of cash and cash equivalents. The Company maintains amounts in three U.S. accounts, two checking accounts and a money market account on deposit with two financial institutions, which exceed federally insured limits by approximately $5.8 million at December 31, 2006. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

At December 31, 2006 the Company has a $550,000 refundable deposit in connection with an agreement with KorAsia (formerly OIL-SC) for a pilot plant in South Korea. Until KorAsia accepts in writing the results of the pilot plant, the $550,000 is refundable at their option. The Company has agreed to receive the remaining payment of $450,000 within seven days after the first commercial license agreement for the Sonocracking™ technology between the Company and a Korean refining company, provided that KorAsia uses the funds for continued marketing activities regarding the Sonocracking technology in Korea.

There are various claims and lawsuits pending against the Company arising in the normal course of the Company’s business. Although the amount of liability at December 31, 2006, cannot be ascertained, management is of the opinion that these claims and lawsuits will not materially affect the Company’s financial position. We have and will continue to devote significant resources to our defense, as necessary. The following paragraphs set forth the current status of litigation.

On January 5, 2004, the Company filed a lawsuit in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No. CV04 00013, Dept. No. 9, against Alexander H. Walker, Jr., the Company’s former general counsel and director, and Nevada Agency & Trust Company, the Company’s former transfer agent. The lawsuit alleges breaches of fiduciary duty, contract violations, conversion, and other related claims, in connection with the sale of shares of the Company’s common stock to Coldwater Capital, LLC and Mark Neuhaus in 2001. The Company claims it did not receive approximately $737,000 of the purchase price for the shares sold. The Defendants have answered the Complaint, generally denying the allegations and raising affirmative defenses, and cross-complaining against Coldwater Capital, LLC and Mark Neuhaus for the payment of the funds owed to the Company. The Company subsequently obtained a pre-judgment writ of attachment requiring Mr. Walker to deposit the proceeds of the sale of the Company stock he owned with the court, pending trial. Discovery has been completed and trial in this matter is presently scheduled for April 23, 2007.

In Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., the Company, Rudolf Gunnerman, Peter Gunnerman, and RWG, Inc., were named as defendants in a legal action commenced in Reno, Nevada. The Plaintiff alleged claims relating to “sulfur removal technology” originally developed by Professor Teh Fu Yen and Dr. Gunnerman with financial assistance provided by Dr. Gunnerman, and subsequently assigned to the Company. On December 18, 2006, following a trial, the jury found in the Company’s favor on both claims asserted against the Company by the Plaintiff. The Plaintiff has since requested equitable relief, including the imposition of a constructive trust, from the Judge who presided over the trial. The Company views the request for any equitable relief as against the Company as without merit. Oral argument on the request for equitable relief took place on February 22, 2007, and the Company is awaiting a decision.

In Talisman Capital Talon Fund, Ltd. v. Rudolf Gunnerman and SulphCo, Inc., the Company and Rudolf Gunnerman were named as Defendants in a legal action commenced in federal court in Reno, Nevada. The Plaintiff alleged claims relating to the Company’s rights to develop its “sulfur removal technology.” The Company regards these claims as without merit. Discovery in this case formally concluded on May 24, 2006. Motions to compel additional discovery and summary judgment motions by both parties are still pending, and no trial date has yet been set.

In The Matter of the Arbitration between Stan L. McLelland v. SulphCo, Inc., Mr. McLelland, who was the Company's president from August 13, 2001, until he resigned on September 12, 2001, is seeking to exercise options to purchase two million (2,000,000) shares of the Company’s common stock at 50 cents per share. It is the Company’s position that those options had not vested prior to Mr. McLelland's resignation. Mr. McLelland also seeks salary for the six months following his resignation and $20,000 of alleged unpaid commuting expenses, as well as attorneys' fees and costs. Discovery is closed, and the arbitrator recently denied the parties’ cross-motions for summary judgment on the options issue. The arbitration hearing has been set for April 19 and 20, 2007 in Reno, Nevada.

On October 20, 2006, Mark Neuhaus filed a lawsuit against the Company and Rudolph W. Gunnerman, Mark Neuhaus v. SulphCo, Inc., Rudolph W. Gunnerman, in the Second Judicial District Court, in and for the County of Washoe, Case No. CV06 02502, Dept. No. 1. The lawsuit is based on a purported Non-Qualified Stock Option Agreement and related Consulting Agreement between Mark Neuhaus and the Company dated March of 2002. Mark Neuhaus claims that according to the terms of the Non-Qualified Stock Option Agreement, he was granted an option to purchase three million (3,000,000) shares of the Company’s common stock at the exercise price per share of $0.01. On or about February of 2006, Mark Neuhaus attempted to exercise the option allegedly provided to him under the Non-Qualified Stock Option Agreement. At that time, the Company rejected Mr. Neuhaus’s attempt to exercise the option. Thereafter, Mr. Neuhaus filed this lawsuit seeking to enforce the Non-qualified Stock Option Agreement. In his suit, Mr. Neuhaus includes claims for specific performance, breach of contract, contractual breach of the covenant of good faith and fair dealing, and tortious breach of the covenant of good faith and fair dealing. He requests the Court to compel the Company to issue the shares or alternatively to award him damages equal to the fair market value of the three million (3,000,000) shares of stock when he purported to exercise the options, minus the exercise price. On December 7, 2006, the Company moved to dismiss the lawsuit. On January 4, 2007, the Court issued an Order denying the motion on the ground that there were factual issues to be resolved which prevented dismissal at that time. The Company is now in the process of preparing an Answer to the Complaint. The Company intends to vigorously defend the claims made by Mr. Neuhaus, which it believes are without merit. Trial in this matter is scheduled for September 24, 2007.

On January 17, 2007, Rudolf W. Gunnerman filed a lawsuit against four of the Company’s independent directors, Richard L. Masica, Robert Van Maasdijk, Edward E. Urquhart, and Lawrence G. Schafran. This case is known as Rudolph W. Gunnerman v. Robert Van Maasdijk, Richard L. Masica, Larry G. Schafran, Edward E. Urquhart, and was filed in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No Case No. CV07 00103, Dept. No. B6. Gunnerman’s Complaint seeks declaratory and injunctive relief with respect to the amendments to the Company’s bylaws made by the Company’s Board of Directors on Wednesday, January 17, 2007. Gunnerman alleges that the independent directors’ amendment to the Company’s bylaws which provides that the Board of Directors shall have exclusive authority to amend the bylaws was invalid and the bylaw amendment should be declared invalid. The independent directors have counterclaimed for a declaration that the amendment was valid and in the Company’s best interest. Discovery in this case has not begun and no trial date has been set.

On January 26, 2007, Thomas Hendrickson filed a shareholder derivative claim against certain current and former officers and directors or the Company in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe. The case is known as Thomas Hendrickson, Derivatively on Behalf of SulphCo, Inc. v. Rudolf W. Gunnerman, Peter W. Gunnerman, Loren J. Kalmen, Richard L. Masica, Robert Henri Charles Van Maasdijk, Hannes Farnleitner, Michael T. Heffner, Edward E. Urquhart, Lawrence G. Schafran, Alan L. Austin, Jr., Raad Alkadiri and Christoph Henkel, Case No. CV07 00137, Dept. No. B6. The complaint alleges, among other things, that the defendants breached their fiduciary duty to the Company by failing to act in good faith and diligence in the administration of the affairs of the Company and in the use and preservation of its property and assets, including the Company’s credibility and reputation. The Company and the Board intend to file a Motion for Dismissal with the Court, based upon the Plaintiff’s failure to make a demand upon the Board.

On June 26, 2006, the Company filed an action, SulphCo, Inc. v. Cullen, in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No. CV06-01490, against Mark Cullen arising out of Mr. Cullen’s alleged breach of a secrecy agreement that he had executed when employed by GRD, Inc., whose claims have accrued to the Company. The lawsuit seeks damages, a constructive trust, and an order requiring Mr. Cullen to assign to the Company certain intellectual property in the form of patent applications (as well as a now-issued patent) that he filed following his departure from the Company. On October 23, 2006, Mr. Cullen moved to dismiss the Company’s complaint; the motion was denied. On February 26, 2007, Mr. Cullen filed an amended answer to the Company’s complaint. That Answer included counterclaims for breach of contract, unfair competition, interference with contractual relations, and interference with prospective economic advantage. The Company views Mr. Cullen’s counterclaims as without merit and has moved to dismiss them. Discovery in this case has not yet begun, and no trial date has been set.

12.  Common Stock

Other than stock based compensation disclosed in Note 13 and related party transactions disclosed in Note 15, the Company had the following transactions related to its common stock during the years ended December 31, 2006, 2005, and 2004:

In January 2004 the Company issued 100,000 shares of common stock at $0.85 per share, the closing value on the date issued, for the services of a consultant valued at $85,000.

In June 2004 the Company entered into two private placements. The first private placement was to sell 2,978,342 shares of common stock at $0.90 per share, warrants exercisable at $1.125 per share for 1,073,690 shares of common stock, additional investment rights (“AIR’s”) entitling the purchaser to purchase up to 6,135,357 shares of common stock at a purchase price of $0.90, and upon exercise of AIR’s, additional warrants to purchase up to 2,147,379 shares of common stock at $1.125 per share. The additional warrants are issued for shares equal to 35% of shares issued when the AIR’s are exercised. The AIR’s were exercisable by investors for 180 trading days following the date the registration statement was first declared effective by the Securities and Exchange Commission. That occurred June 27, 2005, which caused the expiration date to be March 15, 2006. The warrants are exercisable for up to 30 months after the later of the June 27, 2005 effective date or the date of their issuance. All 2,978,342 shares were issued for net cash proceeds totaling $2,342,985 during 2004. During 2005 AIR’s for 2,280,229 shares and warrants for 410,403 shares were exercised for proceeds of $2,513,909. Additional warrants for 798,080 were issued. At December 31, 2005 AIR’s for 3,855,137 shares and warrants for 1,461,368 were outstanding from this placement. During 2006, the balance of AIR’s for 3,855,137 shares were exercised, resulting in the issuance of additional warrants for 1,349,295shares. Warrants for 1,628,438 shares were exercised with adjustments for cashless exercises requiring 3,967 fewer shares to be issued. Gross proceeds for 2006 were $5,235,003. At December 31, 2006 warrants for 1,182,224 shares were outstanding from this placement. See Note 19 regarding a subsequent transaction relating to this placement.

The second private placement was to sell 2,030,960 shares of common stock at $1.25 per share, warrants exercisable at $1.5625 per share for 732,161 shares of common stock, AIR’s entitling the purchaser to purchase up to 2,091,889 shares of common stock at $1.25 per share, and upon exercise of AIR’s, additional warrants to purchase up to 1,464,322 shares of common stock at $1.5625 per share. The additional warrants are issued for shares equal to 70% of shares issued when the AIR’s are exercised. The AIR’s were exercisable by investors for 180 trading days following the date the registration statement was first declared effective by the Securities and Exchange Commission. As registration for both 2004 placements were combined, the expiration date was March 15, 2006. The warrants are exercisable for up to 30 months after the later of the June 27, 2005 effective date or the date of their issuance. All 2,030,960 shares were issued during 2004 for net cash proceeds totaling $2,236,466. During 2005 AIR’s for 810,656 shares and warrants for 291,121 shares were exercised for proceeds of $1,468,198. Additional warrants for 567,460 shares were issued. At December 31, 2005 AIR’s for 1,281,232 shares and warrants for 1,008,500 were outstanding from this placement. During 2006, the balance of AIR’s for 1,281,232 shares were exercised, resulting in the issuance of additional warrants for 896,862 shares. Warrants for 1,110,105 shares were exercised with adjustments for cashless exercises requiring 3,967 fewer shares to be issued. Gross proceeds for 2006 were $ 3,277,679. At December 31, 2006 warrants for 795,256 shares were outstanding from this placement. See Note 19 regarding a subsequent transaction relating to this placement.

For both placements additional fees equal to 7% of proceeds from the exercise of AIR’s was payable to Olympus Securities, LLC pursuant to the agreement. At December 31, 2005 this amount was $214,587 and unpaid. The total fee of $214,587 was paid in 2006. The fees are accounted for as a charge to Paid-In-Capital.

The Company is obligated to pay $760,240 in late registration fees due to the registration statement related to the private placements in June of 2004 not having become effective on time, as provided in the agreement with the investors. The agreement requires the Company to pay late registration fees to the selling security holders at the rate of 2% per month of the invested amount if the registration covering the placement shares were not declared effective by the SEC within 90 days of the date of the investment. As of December 31, 2006, accrued interest on these fees totaled $181,243. Additional fees may accrue in 2006 for investors still holding restricted shares due to the registration statement becoming inactive and may continue to accrue until the registration is reactivated. As very few of the shares are still held, the amount involved is immaterial.

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

On March 29, 2006, the Company completed a private placement to a small number of accredited investors for the sale of 4,000,000 units, each unit consisting of one share of the Company’s common stock and one warrant to purchase a share of common stock. Each unit was sold at a price of $6.805 per share, resulting in gross proceeds at closing of $27.2million. The warrants are exercisable, in whole or in part, at a fixed price equal to $6.805 per share, and are exercisable for a period of 18 months following their issuance. The Company filed a registration statement with the SEC covering the resale of the shares of common stock issued at closing and shares issuable upon exercise of warrants. The registration statement was declared effective by the SEC on June 23, 2006. See Note 19 regarding a subsequent transaction relating to this placement.

The Company granted 217,500 shares of its common stock during 2006, all of which were vested during the year. The weighted-average grant-date fair value of those shares was $7.94 per share.

A fee of $100,000 was paid to an unrelated third party in consideration of introducing an investor to the Company relative to the March 29, 2006 placement. This amount was reflected as a reduction of the proceeds.

All AIR’s and warrants are valued at exercise price when exercised net of any offering fees payable.

13.  Stock Plans and Share-Based Compensation

Beginning in 2006, the Company records compensation in the form of grants of common stock and options for common stock at fair value in accordance with FAS No. 123(R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Prior to 2006, the Company had adopted the disclosure provision for stock-based compensation of FAS No. 123, “Accounting for Stock-Based Compensation,” and FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” but continued to account for such items using the intrinsic value method as outlined under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, if the exercise price of the Company’s employee stock options equaled or exceeded the fair market value of the underlying stock on the date of grant, no compensation expense was recognized.

For purposes of required pro forma disclosures for periods prior to 2006, the estimated fair value of employee options was amortized to expense over the vesting period of the options. No employee held options at the end of 2004 and 2005. No employee stock options were issued in 2005. Kirk Schumacher, whose employment had terminated before the end of 2004, held fully vested options until February 2006 when he exercised them. The options exercised for employee compensation during the year ended December 31, 2004 were included in the net loss for 2004. Thus the pro forma disclosure applies only to 2004 and is presented below under the detailed description of the related options.

The following sets forth share-based compensation during the years 2004, 2005, and 2006:

In February 2003 the Company agreed to issue 50,000 shares of common stock to Kirk Schumacher, a Director, at $0.42 per share for director services of $21,000. These shares were issued in March 2004.

In February 2003 the Company entered into an Executive Employment Agreement with its then President Kirk S. Schumacher who served as President and Secretary from February 2004 through December 2004. The agreement included a grant of stock options for 1,000,000 shares of the Company’s common stock, fully vested, at an exercise price of $.55 per share, the value of the stock at grant date, expiring February 14, 2006.

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

Effective December 28, 2004 Kirk Schumacher resigned as President and Secretary. In connection with Mr. Schumacher's resignation, the Company and Mr. Schumacher entered into a Separation Agreement and General Release, dated and effective December 28, 2004, which provided for cancellation of 500,000 of the 1,000,000 million options previously granted to him under his Executive Employment Agreement, of which 200,000 had been exercised, and to receive a separation payment of $165,000 upon resignation in lieu of the $600,000 severance payment provided for under the Executive Employment Agreement. The remaining 500,000 options previously granted under the Executive Employment Agreement were cancelled pursuant to the separation payment. The separation agreement was used to exercise the remaining 300,000 options.

In addition, on December 28, 2004, Dr. Rudolf Gunnerman personally granted to Mr. Schumacher an option to acquire 100,000 shares of the Company’s Common Stock owned by Dr. Gunnerman at an exercise price of $0.55. This option was exercised in February 2006 prior to expiration. The proceeds were paid to Dr. Gunnerman.

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

Effective January 1, 2006 in consideration of Michael Applegate’s agreement to join the Company as Chief Operating Officer, he was granted 50,000 restricted shares of the Company’s common stock valued at approximately $636,000 or $12.72 per share, the closing value on January 3, 2006, the first trading day after the effective date of the contract. This grant vested April 1, 2006.

In February 2006 the Company granted to Michael Heffner 50,000 restricted shares of common stock valued at $8.80 per share, the closing price on February 6, 2006, the effective date of his appointment to the Board of Directors, for services valued at approximately $440,000.

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

On March 29, 2006 the Company entered into a contract with Mustang International, L.P. (“Mustang”) for program management, engineering, procurement, construction management, and other services to be performed. Initially it oversaw engineering and construction for the project in Fujairah, United Arab Emirates. The fee for these services includes grants of stock and options as follows: (i) 17,500 of the Company’s shares of common stock, with a provision for reimbursement to the Company by Mustang of the value of the grant if the contract is terminated by Mustang, and (ii) options to acquire 52,500 shares of the Company’s common stock at $6.00 per share and are fully vested at project completion, exercisable by

April 1, 2010. This agreement was amended on September 13, 2006 which made it clear that the grants were fully vested by September 29, 2006. The value of these services is included in research and development expense as it relates to plant and equipment construction-in-progress. The 17,500 shares were valued at the $7.44 closing price on March 29, 2006, or approximately $130,200. The options were valued at $357,525 based on the Black-Scholes valuation model using the assumptions described below.

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

Robert van Maasdijk’s option was valued at $687,500 based on the Black-Scholes valuation model using the assumptions described below. It was fully vested when issued and expensed.

Dr. Gunnerman’s option provides that he may not exercise it until the Company has reported at least $50 million in annual revenues or there is a “change in control” of the Company as defined in the Plan. This option was valued at $3.72 million based on the Black-Scholes valuation model using the assumptions described below.

For purposes of determining the period over which Dr. Gunnerman’s option was to be expensed, the Company had made the assumption in the second quarter of 2006 that it would generate at least $50 million in revenue by the end of the first quarter of 2007. The Company assumed at the end of the third quarter 2006 that such revenue would be generated by the end of the second quarter of 2007. The option value began being expensed pro-rata over implicit vesting periods from the effective grant date of June 19, 2006. For the second and third quarters of 2006, $1,045,000 had been expensed for these options. At December 31, 2006, such compensation cost was charged to expense pursuant to Financial Accounting Standard No. 123R (Share-Based Payment) as the employment of Dr. Gunnerman was terminated in January, 2007, which terminated his right to exercise the option.

The tables below describe the assumptions used in the Black-Scholes calculations for valuing options granted in 2006. In every case expected volatility is based upon calculated historical volatility of Company stock over the same term or expected term used to calculate the option value.

For options fully vested in 2006:

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

On December 5, 2006 the Company granted to Lawrence G. Schafran 50,000 restricted shares of common stock valued at $4.87 per share, the closing price that day, the effective date of his appointment to the Board of Directors, for services valued at $243,500.

Other than the additional investment rights and warrants related to the private placements of 2004 and 2006, the following table summarizes the above information about stock options related to employees and non-employees which were outstanding during 2006, 2005, and 2004:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning	200,000	$1.72	150,000	$1.01	1,100,000	$0.53
Options exercised	(100,000)	0.55	-	-	(600,000)	0.52
Options forfeited	-	-	-	-	(500,000)	0.55
Option granted	1,179,500	8.89	50,000	3.85	150,000	1.01
Outstanding, ending	1,279,500	$8.42	200,000	$1.72	150,000	$1.01
Exercisable 12/31/06	279,500	$6.25

In 2006 the Company granted options to acquire 1,179,500 shares of its common stock. The weighted-average grant-date fair value of stock options issued in 2006 was $8.89 per option share. Options for 100,000 shares were exercised during 2006. The total fair value of the 179,500 option shares vested during 2006 was $1,457,750.

For option shares fully vested during 2006, which were both outstanding and currently exercisable at December 31, 2006, the weighted average exercise price was $8.42 per share, the aggregate intrinsic value was zero, and weighted-average remaining contractual term of the options was 31 months.

Total compensation cost for share-based payments for each year 2006, 2005, and 2004 was $2,779.275, $1,568,225, and $138,625, respectively.

The Company has a Non-Officer Limited Stock Appreciation Rights Plan. In August 2003 ten employees were granted awards for 2,500 limited stock appreciation rights, each with a multiplier of eighteen, at a base price of $0.24, with a maximum value of $450,000 per employee. The limited stock appreciation rights are exercisable only upon the following two conditions being met: First, the closing price of the Company’s common stock must have exceeded $10 for at least three consecutive trading days, or the stock price in a proposed acquisition must exceed $10. Second, the Company must have engaged in an acquisition after the first condition is met. Under the plan, “acquisition” means that the Company is merged or consolidated with another company wherein over 20% of voting control is lost by Company shareholders; or that over 50% of the Company is acquired by an entity owning 20% or less of the Company prior to acquisition; or any other acquisition determined by the Board of Directors. Rights to awards end upon termination of employment. As of December 31, 2006, five of the ten employees originally granted rights are still employed and covered under the plan. No values can be ascribed to these awards unless and until the Company engages in an acquisition.

14.  Stock Subscriptions

As of December 31, 2005, the Company had stock subscriptions receivable of $744,500. In January 2004 the Company filed suit to collect $737,000 for a stock subscription receivable that is being disputed (see Note 11). At December 31, 2006, the Company reversed the receivable against paid in capital due to continued uncertainty of collecting it based on the determination of legal counsel.

15.  Related Party Transactions

Other than share-based compensation as detailed in Note 13, the following sets forth related party transactions occurring in the years 2004, 2005, and 2006.

The Company paid to RWG, Inc., a corporation wholly owned by Dr. Rudolf Gunnerman the Chairman and CEO, consulting fees of $620,000, $360,000 and $370,000 in 2006, 2005, and 2004 respectively. The consulting agreement, was set to terminate on July 1, 2005, and was renewed until July 1, 2006. It was renewed again until July 1, 2007. The agreements called for $480,000 per year; however, RWG, Inc. had agreed to take $30,000 per month until the private placement financing in March, 2006, whereupon the Company began paying $40,000 per month. As part of the renewal of the contract in July, 2006, RWG, Inc. was also paid amounts previously waived, totaling $170,000. The Company did not pay a salary to Dr. Gunnerman.

As discussed in Note 13, Dr. Rudolf Gunnerman personally granted to Mr. Kirk Schumacher, upon his termination December 28, 2004, an option to acquire 100,000 shares of the Company’s Common Stock owned by Dr. Gunnerman at an exercise price of $0.55 per share. That option was exercised in February 2006. As Dr. Gunnerman was the Chairman, CEO, and controlling shareholder of the Company, the Company recognized an expense in 2004 of $555,000, the difference between the exercise price of the option and the market price on the date of grant on December 28, 2004. Mr. Schumacher takes the position that the options received in 2004 were not for compensation for tax purposes.  The Company is maintaining an accrued liability for payroll taxes until it is reasonably certain of its position.

In 2005 the Company had a consulting agreement with Peter Gunnerman’s wholly owned company Global 6 LLC prior to him becoming the Company’s COO and President. Global 6 LLC was paid $50,000 in consulting fees and reimbursed $50,015 in travel related expenses.

Beginning in 2005, the Company had a consulting agreement with Peak One Consulting, Inc., a company owned 100% by a Director, Richard Masica, which was paid $29,711 and $57,313 in fees for management and technical consulting and reimbursed $2,784 and $18,683 in travel related expenses in 2006 and 2005, respectively.

The Company had a consulting arrangement with a Director Michael Heffner who was paid $48,871 in technical consulting fees and $5,216 in travel related expense reimbursements in 2006.

Total related party expenses were $4,163,920, $1,539,018, and $1,771,887 in 2006, 2005, and 2004, respectively. Total related party cash payments were $1,880,420, $1,277,018, and $755,101 in 2006, 2005, and 2004 respectively. Included in these figures are amounts disclosed in Notes 10 and 13.

In September 2006, the Company advanced approximately $137,000 to the joint venture, Fujairah Oil Technology, to be used for expenses relating to construction of the Fujairah test facility. Of the funds advanced, approximately $96,000 remain for future expenses related to the construction of the test facility.

16.  Operating Lease

The Company leases office and warehouse space in Sparks, Nevada. In February 2004 the Company extended its lease term for one additional year through March 3, 2005, and in February of 2005, the lease was again extended for two years to February 28, 2007, and subsequently extended through May 2007. Dr. Rudolf Gunnerman, the Chairman and CEO guaranteed the lease.

Following is a schedule of payments required under the rental lease agreement:

2007	$74,393
After 2007	-0-
Total minimum lease payments	$74,393

The Company incurred $439,373, $434,635, and $443,007 for rent expense in 2006, 2005, and 2004, respectively.

17.  Quarterly Financial Information (Unaudited)

Summarized unaudited quarterly financial information for the years ended December 31, 2006, 2005 and 2004 is noted below (in thousands, except for per share amounts):

2006	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(restated)	(restated)	(restated)
Net revenues	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Net (loss)	$(9,180)	$(18,452)	$(5,724)	$(5,760)

Net (loss) per share - basic and diluted	$(0.14)	$(0.25)	$(0.08)	$(0.08)

2005	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Net revenues	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Net (loss)	$(2,325)	$(2,357)	$(1,840)	$(2,906)

Net (loss) per share - basic and diluted	$(0.04)	$(0.04)	$(0.03)	$(0.05)

2004	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Net revenues	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Net loss	$(803)	$(736)	$(915)	$(1,692)

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)

18.  New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, Accounting for Income Taxes and will require that companies determine whether it is more-likely-than-not that a tax positions taken or expected to be taken in tax returns would be sustained based on their technical merits.  FIN 48 is effective for the Company beginning January 1, 2007.  The adoption of this Interpretation is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The application of SAB No. 108 did not have a material impact on the Company’s results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. This interpretation was effective for the Company on January 1, 2007. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements under GAAP. SFAS 157 is effective for the Company on January 1, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company’s current use of fair value measurements, SFAS 157 is not expected to have a material effect on the results of operations or financial position of the Company.

The FASB has issued several new standards which have effective dates subsequent to the Company’s year end.  Management does not believe that any of these new standards will have a material impact on the Company’s financial position, results of operations or cash flows in the near future.

19.  Subsequent Events

On January 12, 2007, the former CEO, Dr. Rudolf Gunnerman, was dismissed as Chief Executive Officer and Chairman of the Board. Larry Ryan was named the new Chief Executive Officer and Robert van Maasdijk was appointed Chairman of the Board.

On January 24, 2007, a former director, who had previously served on the Board of Directors in 2005, rejoined the board.

Effective March 12, 2007, the Company raised $7,899,689 through an exercise of outstanding warrants. Warrants for 1,952,068 shares were exercised at their stated exercise prices of $1.125 and $1.5625 pursuant to the Securities Purchase Agreements dated as of June 1, 2004 and June 14, 2004, respectively. Half of the warrants issued pursuant to the Securities Purchase Agreement, dated as of March 29, 2006 (the “2006 Warrants”) were exercised at $2.68, which was a reduction from the original exercise price of $6.805. The warrant holders received additional warrants (the “Additional Warrants”) to replace all of the warrants that were exercised on a one to one basis. Each Additional Warrant expires three years from the date of issuance and entitles the holder to purchase one share of common stock at $2.68. The issuance of the Additional Warrants is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.