Form 10-Q
period 2007-03-31
SULPHCO INC
filed 2007-05-15
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
______

[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................March 31, 2007
OR

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

Class       Outstanding at May 15, 2007

        Common Stock, par value $.001          76,355,478 shares

PART I.

Item 1. Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEETS
March 31, 2007

	March 31, 2007	December 31, 2006
Current Assets
Cash and cash equivalents	$9,672,253	$6,004,992
Loan receivable	275,000	275,000
Advance to related party	95,627	95,627
Deposits	62,657	36,822
Current assets held for sale (net of accumulated depreciation of $86,303) (Note 3)	5,046	6,073
Prepaid expenses and other	192,569	166,845
Total current assets	10,303,152	6,585,359

Property and equipment (net of accumulated depreciation of $860,686) (Note 5)	170,977	200,884

Other Assets
Intangible assets (net of accumulated amortization of $53,284 in 2007 and $44,692 in 2006)	556,120	508,216
Investment in Joint Venture (Note 6)	-	-
Deferred tax asset (net of valuation allowance of $22,167,592 in 2007 and
$20,157,917 in 2006)	-	-
Total other assets	556,120	508,216
Total assets	$11,030,249	$7,294,459

Current Liabilities
Accounts payable and accrued liabilities	$2,462,752	$3,709,302
Refundable deposit (Note 8)	550,000	550,000
Accrued fees and interest	1,071,109	957,828
Related party note payable (Note 9)	5,000,000	5,000,000
Total current liabilities	9,083,861	10,217,130

Commitments and Contingencies (Note 14)	-	-
	-	-
Stockholders' Equity (Deficiency)
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 100,000,000 shares authorized ($0.001 par value)
76,572,978 and 72,620,910 shares issued and outstanding at March 31, 2007 and December 31, 2006 respectively.	76,573	72,621
Paid in capital	75,834,843	67,864,451
Deficit accumulated during the development stage	(73,845,028)	(70,856,288)
Deemed Dividend	(120,000)	-
Accumulated other comprehensive loss	-	(3,455)
Total stockholders' equity(deficiency)	1,946,388	(2,922,671)

Total liabilities and stockholders' equity(deficiency)	$11,030,249	$7,294,459

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS
For the Periods ended March 31, 2007, 2006 and from Inception

	Three Months Ended March 31		Inception
	2007	2006	to date
		(amended)
Revenue
Sales	$-	$-	$42,967

Expenses
Selling, general, and administrative expenses	(1,953,670)	(3,475,486)	(42,411,014)
Research and development expenses
Fujairah test facility	(156,757)	(5,117,640)	(21,629,886)
Other	(816,764)	(514,429)	(7,955,135)
Loss on joint venture	-	-	(136,095)
Loss on disposal of asset	-	-	(221,711)
Loss on impairment of asset	-	-	(233,900)
Total operating expenses	(2,927,191)	(9,107,555)	(72,587,741)
Loss from operations	(2,927,191)	(9,107,555)	(72,544,774)

Other income (expense)
Interest income	52,759	53,092	781,229
Gain on sale of assets	-	-	2,532
Interest expense	(113,281)	(125,199)	(1,322,748)
Late registration fees	-	-	(760,240)
Loss before taxes	(2,987,713)	(9,179,662)	(73,844,001)

Income tax benefit (provision)	-	-	-
Loss from continuing operations	(2,987,713)	(9,179,662)	(73,844,001)

Income (loss) from discontinued operations	(1,027)	-	(1,027)

Net loss	$(2,988,740)	$(9,179,662)	$(73,845,028)

Deemed dividend as a result of warrant modification	120,000	-	120,000

Net loss attributable to common stockholders	$(2,868,740)	$(9,179,662)	$(73,725,028)

Loss per share: basic and diluted	$(0.04)	$(0.14)	$(1.72)

Weighted average shares
basic and diluted	73,938,266	65,354,635	43,044,895

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
For the Periods ended March 31, 2007

	March 31		Inception
	2007	2006	to date
Cash Flows From Operating Activities		(amended)
Net loss	$(2,988,740)	$(9,179,662)	$(73,845,028)
Adjustments to reconcile net loss to cash used
in operating activities:

Depreciation & amortization	42,514	63,312	1,040,078
Stock and options issued for services	66,670	1,214,250	10,215,512
Stock issued for interest expense	-	-	296,000
Contribution from stockholder	-	-	555,000
Loss from joint venture	-	776	136,096
Loss on disposal and impairment of asset	-	-	455,611
Decrease in legal settlement	-	-	-
Deposit used for expense	-	100,000	100,000
(Increase) decrease in accounts receivable	955	(547)	(117,702)
(Increase) decrease in prepaid expenses and other	(26,680)	41,005	(170,496)
Increase (decrease) in accounts payable
and accrued liabilities	(1,129,814)	790,665	2,501,678
Increase in refundable deposit	(25,835)	-	524,165
Increase in accrued fees and interest	-	115,199	545,985
Net cash used in operating activities	(4,060,930)	(6,855,002)	(57,763,101)

Cash Flows From Investing Activities
Advances for loan receivable	-	(100,000)	(100,000)
Purchase/sale of property and equipment	(2,988)	(20,648)	(1,018,528)
Investments in joint ventures and subsidiaries	-	-	(357,806)
Return / (payment) of deposits	-	(7,850)	(36,822)
Investments in intangible assets	(56,495)	(88,074)	(625,245)
Net cash used in investing activities	(59,483)	(216,572)	(2,141,856)

Cash Flows from Financing Activities
Proceeds from issuance of stock	7,787,674	35,389,927	58,786,850
Proceeds from stock subscriptions	-	-	4,240,887
Proceeds from issuance of related party notes payable	-	-	11,000,000
Proceeds from issuance of line of credit	-	-	750,000
Return on capital	-	-	(118,427)
Principal payments on related party notes payable	-	-	(3,250,000)
Decrease in related party receivable	-	-	1,359,185
Payments on contract payable	-	-	(250,000)
Principal payments on line of credit	-	-	(750,000)
Principal payments on advance from related party	-	-	(2,191,285)
Net cash provided by financing activities	7,787,674	35,389,927	69,577,210

Net increase (decrease) in cash and cash equivalents	3,667,261	28,318,353	9,672,253
Cash and cash equivalents at beginning of period	6,004,992	6,874,653	-
Cash and cash equivalents at end of period	$9,672,253	$35,193,006	$9,672,253

Supplemental Information and non cash transactions
Total interest payments included in operations	$-	$334,251

The Company paid no income taxes during 2007 and 2006.

Noncash investing and financing activity: The Company incurred a deemed dividend of $120,000 in issuing securities (see Note 10)

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2007
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

Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles for audited financial statements have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as recent accounting pronouncements. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company’s most recent annual report on Form 10-K.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, as of March 31, 2007, the Company has cash on hand of approximately $9.67 million, working capital of approximately $1.2 million, a current quarterly net loss to common shareholders of approximately $3 million and an accumulated deficit of approximately $73.8 million.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan.

In April 2007, the Company entered into an amendment to a promissory note (see Notes 9 & 16), which allows for the note to be converted into common stock as well as extending the maturity date from December 31, 2007 to December 31, 2008, which will improve the liquidity position of the Company for the remainder of 2007.

Reclassification

For comparative purposes, certain amounts previously included in selling, general and administrative expenses have been restated as research and development expenses for prior periods from the beginning of 2006.

The following summarizes the reclassifications made:

Quarter ended	March, 2006
Sales, general, & administrative expenses	(restated)
Original filing	$3,770,144
Depreciation & amortization (separately stated in original filing)	-
Reclassifications	(294,658)
Reclassified	$3,475,486

Research & development
Original filing	$219,771
Reclassifications	294,658
Reclassified	$514,429

2.         Loans Receivable and Accrued Interest

On February 16, 2006 the Company committed to a loan agreement with SulphCo KorAsia (formerly known as OIL-SC, Ltd.) of South Korea. The agreement called for advances of $50,000 per month through May 15, 2006. A total of $150,000 was advanced through May, 2006. An additional $50,000 was advanced June 6, 2006 under the same terms as the original note and in November 2006, an additional $75,000 was advanced, with a revision to the loan agreement that the full $275,000 in advances and related interest would be immediately repaid from revenues or from proceeds of any equity financings. Interest accrues at prime rate plus 1% per annum. Interest accrued since February 16, 2006 totals $20,186. The Company also holds a refundable deposit of SulphCo KorAsia, which could be used to offset the loan receivable, should it be determined that SulphCo KorAsia could not repay the loan and accrued interest.(see Note 8).

In July 2006 the Company advanced $191,352 (690,000 Dirhams) to Fujairah Oil Technology, LLC (the “LLC”) to more easily pay for Company expenditures in Fujairah. See Note 6. Funds totaling 338,674 Dirhams have been expended by the LLC on behalf of the Company. The net amount of 351,326 Dirhams, or approximately $95,627, is reflected as a related party loan receivable. As the LLC holds this amount in cash on behalf of the Company, no allowance has been taken for collectibility.

3.        Current Assets Held For Sale

In the first quarter of 2007, the Company concluded that its probe manufacturing operations would be conducted by outside vendors and that all probe manufacturing at its Sparks, Nevada location would be discontinued. The assets associated with these discontinued operations will be sold beginning in the second quarter of 2007.

The following is a summary of those assets held for sale - at cost, less accumulated depreciation:

	March 31, 2007	December 31, 2006
Equipment in Nevada	$58,064	$58,064
Computers	33,285	33,285
Office furniture	0	0
Leasehold improvements	0	0
	91,349	91,349
Less: Accumulated depreciation	(86,303)	(85,276)
Total	$5,046	$6,073

Depreciation expense was $1,027 and $3,963 for the three months ended March 31, 2007 and for the three months ended March 31, 2006, respectively.

4.         Prepaid Expenses

Prepaid expenses and other includes $80,852 in prepaid insurance, which is amortized over the duration of the policies. The insurance policies expire in 2007. Also included in prepaid expenses is a legal retainer in the amount of $58,000 and a prepayment of $18,500 for the services of a consultant.

5.         Property and Equipment

The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation:

	March 31, 2007	December 31, 2006
Equipment in Nevada	$714,321	$714,321
Computers	169,285	166,297
Office furniture	57,116	57,116
Leasehold improvements	90,941	90,941
	1,031,663	1,028,675
Less: Accumulated depreciation	(860,686)	(827,791)
Total	$170,977	$200,884

Depreciation expense was $32,895 and $53,683 for the three months ended March 31, 2007 and for the three months ended March 31, 2006, respectively.

The following is a summary of intangible assets—at cost, less accumulated amortization.

	March 31, 2007	December 31, 2007
Patents and trademarks	$609,404	$552,908
Less: Accumulated amortization	(53,284)	(44,692)
Total	$556,120	$508,216

6.         Investment in Joint Venture

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

The LLC’s operations began in 2006. In the three months ended March 31, 2007, its financial activities consisted primarily of leasing office space, and acquiring leasehold improvements and office furniture and equipment. The lease commenced March 15, 2006. There was a loss of 103,685 Dirhams of which 50% (US $51,843) has been reflected by the Company.

Depreciation expense was $32,895 and $53,683 for the three months ended March 31, 2007 and for the three months ended March 31, 2006, respectively.

The Company entered into an agreement to construct a building for $1.6 million for the LLC operations. Subsequently the building plans were expanded requiring an additional $600,000 for construction. The Company has paid $1.9 million to the construction company. Although it is anticipated that the cost of the building will be borne by the LLC, there is no agreement currently in place.

As of March 31, 2007 and for the three months then ended, the LLC had the following condensed balance sheet and operating statement converted to US dollars:

Condensed Balance Sheet, March 31, 2007:
Current assets	$217,217
Depreciable assets (net)	90,622
Other assets	1,633
Total assets	$309,472

Current liabilities	$34,372
Due to SulpCo	95,648
Members’ equity	179,452
Total liabilities and members’ equity	$309,472

Operating Statement, Three Months Ended March 31, 2007:
Revenue	$-0-
Operating expenses	(61,159)
Non-operating expense	(3,397)
Net loss	$(64,556)

The Company’s 50% share of distributions made by the joint venture will also be subject to other costs and expenses incurred directly by the Company from time to time, including commissions payable directly by the Company to third parties, presently estimated at up to 10% of the Company’s net joint venture profits. The Company is uncertain that it will be able to recover its investment in the LLC. Accordingly, the carrying value of the investment has been reduced to $0.

7.         Deposits

The Company had a deposit of $36,822, as of March 31, 2007, on the lease of facilities in Nevada. The Company also had a deposit of $27,500 for services related to the construction of the Fujairah test facility.

8.         Refundable Deposit

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

9.         Note Payable

The Company’s note payable as of March 31, 2007 is as follows:

On December 31, 2004, under the Board’s approval, the Company borrowed $7,000,000 in the form of a long-term note from the then Chairman and CEO. Interest on the note is adjusted quarterly based on a London Inter-Bank Offering Rate (“LIBOR”) plus 0.5% per annum, with payments due on December 31 of 2005, and 2006, and the remaining accrued interest and principal due on December 31, 2007 when the note matures. On May 15, 2006, under Board approval, the Company paid $2,000,000 in principal on the note. Interest related to this note of $72,820 has been accrued as of March 31, 2007 at the adjusted rate for the quarter of 5.82563%.

The annual payment obligations related to this note based on the current 2007 interest rates, assuming no early retirements of principal, are as follows:

	Principal	Interest	Total
2007:
Principal due	$5,000,000		$5,000,000
Interest due	-	$291,282	291,282
Totals	$5,000,000	$291,282	$5,291,282

Thereafter	None	None	None

Totals	$5,000,000	$291,282	$5,291,282

On April 27, 2007, this promissory note was assigned to various investors (the “Investors”). The assigned notes were amended by an amendment to the note, which extended the maturity date from December 31, 2007 to December 31, 2008. Additionally, the notes may be converted into shares of common stock at a conversion price of $3.80 per share. (see Note 16)

10.      Capital Stock

Other than the compensation transactions disclosed in Note 13 and the related party transactions disclosed in Note 15, the Company had the following transactions related to its common stock during the three months ended March 31, 2007:

On March 12, the Company raised $7,899,689.00 through an exercise of outstanding warrants. All but 25,412 of the warrants issued pursuant to the Securities Purchase Agreements, dated as of June 1, 2004 and June 14, 2004, were exercised at their stated exercise prices of $1.125 and $1.5625, respectively. 2,000,000 warrants issued pursuant to the Securities Purchase Agreement, dated as of March 29, 2006 (the “2006 Warrants”), were exercised at $2.68, which was a reduction from the original exercise price of $6.805 resulting in a deemed dividend (See Note 11). The warrant holders received 2,000,000 additional warrants (the “Additional Warrants”) to replace all of the warrants that were exercised on a one to one basis. Each Additional Warrant expires on March 12, 2010 and entitles the holder to purchase one share of common stock at $2.68.

11.      Deemed Dividend

Warrants for 2,000,000 shares issued pursuant to the Securities Purchase Agreement, dated as of March 29, 2006 (the “2006 Warrants”) were exercised at $2.68, which was a reduction from the original exercise price of $6.805. This transaction has been reflected as a “deemed dividend” in the amount of $120,000 on the statement of operations.

On March 29, 2006, the Company completed a private placement with a small number of accredited investors for the sale of 4,000,000 units, each unit consisting of one share of the Company’s Common Stock and one Warrant to purchase a share of Common Stock. Each unit was sold at a price of $6.805 per share, resulting in gross proceeds at closing of $27.2million. The 2006 Warrants were exercisable, in whole or in part, at a fixed price equal to $6.805 per share, for a period of 18 months following their issuance. The Company filed a Registration Statement with the SEC following the closing covering the resale of the shares of Common Stock issued at closing and shares issuable upon exercise of the 2006 Warrants

On March 12, 2007, the 2006 Warrants were repriced to an exercise price of $2.68 per share and 2,000,000 such warrants were exercised. In connection with this repricing, the holder of these warrants received new warrants to purchase 2,000,000 shares at an exercise price of $2.68. The Company raised $7,899,689 through the repricing and exercise of outstanding warrants. As a result of this repricing of the existing warrants and the issuance of these new warrants, the Company recorded a deemed dividend in the amount of $120,000 in the first quarter of 2007.

12.      Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options and unvested shares of restricted stock. Options to purchase 4,654,912 and 4,964,912 shares of common stock were not included in the March 31, 2007 and 2006 computations of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

13.      Stock Plans and Share-Based Compensation

The Company records compensation in the form of grants of common stock and options for common stock at fair value in accordance with the Statement of Financial Accounting Standards No. 123 R.

Effective January 1, 2006 in consideration of Michael Applegate’s agreement to join the Company as Chief Operating Officer, he was granted 50,000 restricted shares of the Company’s common stock valued at $636,000 or $12.72 per share, the closing value on January 3, 2006, the first trading day after the effective date of the contract. This grant vested at the end of the 90 day period beginning January 1, 2006 and was thus an expense for the first quarter of 2006.

In February 2006, the Company granted to Michael Heffner 50,000 restricted shares of common stock valued at $8.80 per share, the closing price on February 6, 2006, the effective date of his appointment to the Board of Directors, for services valued at $440,000.

Effective February 1, 2006, the Company entered into a consulting agreement with Thomas J. Nardi to provide engineering-construction consulting services on a month-to-month basis.  The consulting agreement provides that for each month the consulting agreement is in effect, Mr. Nardi will receive options to purchase 1,000 shares of our common stock, exercisable within one year, at an exercise price of $7.00 per share. During the quarter ended March 31, 2006, Mr. Nardi earned options to purchase 2,000 shares at $7.00 per share under this agreement. The fair value of these options totaled $8,050 based on the Black-Scholes valuation model using the assumptions described below. This consulting agreement ended in March 2006.

On March 29, 2006 the Company entered into a contract with Mustang International, L.P. (“Mustang”) for program management, engineering, procurement, construction management, and other services to be performed. Initially it oversees engineering and construction for the project in Fujairah, United Arab Emirates. Mustang’s fee for these services includes stock grants and options as follows: (i) 17,500 of the Company’s shares of common stock, with a provision for reimbursement to the Company by Mustang of the value of the grant if the contract is terminated by Mustang, and (ii) options to acquire 52,500 shares of the Company’s common stock at $6.00 per share, exercisable by April 1, 2010. The value of these services is included in research and development expense as it relates to plant and equipment construction-in-progress which has been restated. The 17,500 shares are valued at the $7.44 closing price on March 29, 2006, or $130,200. The options were valued at $357,525 based on the Black-Scholes valuation model using the assumptions described below.

On January 12, 2007, the Company granted to Larry Ryan, CEO, options to purchase 150,000 restricted shares of common stock valued at $3.54 per share, the closing price that day, the effective date of the grant. The 150,000 options are comprised of three groups of options of 50,000 units, each vesting on January 12 over three consecutive years, 2008, 2009, and 2010 and are issued under the stock option plan approved by the shareholders in June 2006. The option expense for the first quarter of 2007 was valued at $47,520 based on the Black-Scholes valuation model using the assumptions described below.

On March 9, 2007, the Company granted to Brian Savino, President, options to purchase 200,000 restricted shares of common stock valued at $2.66 per share, the closing price that day, the effective date of the grant. The 200,000 options are comprised of three groups of options (66,666, 66,667 and 66,667 units), each vesting on March 9 over three consecutive years, 2008, 2009, and 2010 and are issued under the stock option plan approved by the shareholders in June 2006. The option expense for the first quarter of 2007 was $13,240 based on the Black-Scholes valuation model using the assumptions described below.

The tables below describe the assumptions used in the Black-Scholes calculations for valuing options. In every case expected volatility is based upon calculated historical volatility of Company stock over the same term or expected term used to calculate the option value.

For Larry Ryan’s options:

Dates of options	1/12/07	1/12/07	1/12/07
Vesting Date	1/12/08	1/12/09	1/12/10
Term	10 years	10 years	10 years
Expected volatility	117%	138%	150%
Expected dividends	None	None	None
Risk-free interest rate	4.8%	4.8%	4.8%
Discount for post-vesting restrictions	None	None	None

For Brian Savino’s options:

Dates of options	3/9/07	3/9/07	3/9/07
Vesting Date	3/9/08	3/9/09	3/9/10
Term	10 years	10 years	10 years
Expected volatility	114%	138%	146%
Expected dividends	None	None	None
Risk-free interest rate	4.6%	4.6%	4.6%
Discount for post-vesting restrictions	None	None	None

The timing and amount of revenues generated by the Company is subject to various risks and uncertainties. For further information regarding risks and uncertainties, please refer to the other information in this Report together with previous reports on Form 10-K for the year ended December 31, 2006, and amended Form 10-Q/A for the quarter ended March 31, 2006.

14.	Commitments and Contingencies

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist mainly of cash equivalents. The Company maintains amounts in three U.S. accounts, two checking accounts and a money market account on deposit with two financial institutions, which exceed federally insured limits by approximately $9.37 million at March 31, 2007. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

At March 31, 2007, the Company has a $550,000 refundable deposit in connection with an agreement with KorAsia (formerly OIL-SC) for a pilot plant in South Korea. Until KorAsia accepts in writing the results of the pilot plant, the $550,000 is refundable at their option. KorAsia has agreed to pay the remaining payment of $450,000 within seven days after the first commercial license agreement for the Sonocracking™ technology between the Company and a Korean refining company, provided that KorAsia uses the funds for continued marketing activities regarding the Sonocracking technology in Korea.

On January 31, 2007, the Company entered into an agreement to extend the lease of the facility in Sparks, Nevada. The lease, which was set to expire on February 28, 2007, was extended through May 31, 2007 at $42,608 per month to allow the Company and its new management to explore its options of remaining at the facility or moving its offices to a new location.

There are various claims and lawsuits pending against the Company arising in the normal course of the Company’s business. Although the amount of liability at March 31, 2007 cannot be ascertained, management is of the opinion that these claims and lawsuits will not materially affect the Company’s financial position. We have and will continue to devote significant resources to our defense, as necessary. The following paragraphs set forth the current status of litigation.

In Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., the Company, Rudolf Gunnerman, Peter Gunnerman, and RWG, Inc., were named as defendants in a legal action commenced in Reno, Nevada. The Plaintiff alleged claims relating to “sulfur removal technology” originally developed by Professor Teh Fu Yen and Dr. Gunnerman with financial assistance provided by Dr. Gunnerman, and subsequently assigned to the Company. On December 18, 2006, following a trial, the jury found in the Company’s favor on both claims asserted against the Company by the Plaintiff. The Plaintiff has since requested equitable relief, including the imposition of a constructive trust, from the Judge who presided over the trial. On May 3, 2007, the Court denied Plaintiff’s request for equitable relief And constructive trust.

In The Matter of the Arbitration between Stan L. McLelland v. SulphCo, Inc., Mr. McLelland, who was the Company's president from August 13, 2001, until he resigned on September 12, 2001, is seeking to exercise options to purchase two million (2,000,000) shares of the Company’s common stock at 50 cents per share. It is the Company’s position that those options had not vested prior to Mr. McLelland's resignation. Mr. McLelland also seeks salary for the six months following his resignation and $20,000 of alleged unpaid commuting expenses, as well as attorneys' fees and costs. Discovery is closed, and the arbitrator recently denied the parties’ cross-motions for summary judgment on the options issue. The arbitration hearing is set to take place on June 12, 2007.

On October 20, 2006, Mark Neuhaus filed a lawsuit against the Company and Rudolf W. Gunnerman, Mark Neuhaus v. SulphCo, Inc., Rudolph W. Gunnerman, in the Second Judicial District Court, in and for the County of Washoe, Case No. CV06 02502, Dept. No. 1. The lawsuit is based on a purported Non-Qualified Stock Option Agreement and related Consulting Agreement between Mark Neuhaus and the Company dated March of 2002. Mark Neuhaus claims that according to the terms of the Non-Qualified Stock Option Agreement, he was granted an option to purchase three million (3,000,000) shares of the Company’s common stock at the exercise price per share of $0.01. On or about February of 2006, Mark Neuhaus attempted to exercise the option allegedly provided to him under the Non-Qualified Stock Option Agreement. At that time, the Company rejected Mr. Neuhaus’s attempt to exercise the option. Thereafter, Mr. Neuhaus filed this lawsuit seeking to enforce the Non-qualified Stock Option Agreement. In his suit, Mr. Neuhaus includes claims for specific performance, breach of contract, contractual breach of the covenant of good faith and fair dealing, and tortious breach of the covenant of good faith and fair dealing. He requests the Court to compel the Company to issue the shares or alternatively to award him damages equal to the fair market value of the three million (3,000,000) shares of stock when he purported to exercise the options, minus the exercise price. On December 7, 2006, the Company moved to dismiss the lawsuit. On January 4, 2007, the Court issued an Order denying the motion on the ground that there were factual issues to be resolved which prevented dismissal at that time. The Company filed an Answer to the Complaint, as well as a counterclaim against Mr. Neuhaus and a cross claim against Rudolf Gunnerman on March 29, 2007. Mr. Neuhaus filed a motion to dismiss the counterclaim on April 11, 2007. We opposed the motion on April 27, 2007. Briefing has not yet been completed. Trial in this matter is scheduled for September 24, 2007.

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

On June 26, 2006, the Company filed an action, SulphCo, Inc. v. Cullen, in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No. CV06-01490, against Mark Cullen arising out of Mr. Cullen’s alleged breach of a secrecy agreement that he had executed when employed by GRD, Inc., whose claims have accrued to the Company. The lawsuit seeks damages, a constructive trust, and an order requiring Mr. Cullen to assign to the Company certain intellectual property in the form of patent applications (as well as a now-issued patent) that he filed following his departure from the Company. On October 23, 2006, Mr. Cullen moved to dismiss the Company’s complaint; the motion was denied. On February 26, 2007, Mr. Cullen filed an amended answer to the Company’s complaint. That Answer included counterclaims for breach of contract, unfair competition, interference with contractual relations, and interference with prospective economic advantage. The case was dismissed without prejudice on April 25, 2007, but the Company retains the ability to revive its claims at a later date.

15.      Subsequent Events

On April 15, 2007, the Company entered into a lease agreement with Michael Heffner, a director of the Company. Under the lease agreement, the Company leases a furnished apartment for officer’s use in Reno, Nevada for $1,500 per month and can be cancelled at any time by either party.

On April 4, 2007, the board of directors approved stock options for members of the board, and for the CEO and Interim CFO of the Company under the 2006 Stock Option Plan approved by shareholders at the 2006 shareholder meeting (See Note 13). The options, totaling 360,000 shares, are exercisable after April 4, 2008 at $3.86 per share, the closing price of the Company’s stock the day the options were granted, and have an expiration date of April 4, 2017.

On April 27, 2007, the Company entered into an amendment to a promissory note (see Note 9) with various investors (the “Investors”). The Investors purchased the promissory notes pursuant to an assignment of the note, which was originally issued to Rudolf Gunnerman, the former CEO of the Company in the principal amount of $7,000,000 and paid down $2,000,000 by the Company in 2006. The assigned notes were amended by the amendment by extending the maturity date from December 31, 2007 to December 31, 2008. Additionally, the notes may be converted into shares of common stock at a conversion price of $3.80 per share.

16.      Recent Accounting Pronouncements

The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 159

This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The company intends to measure financial instruments using this fair value method.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. At January 1, 2007, the Company did not have unrecognized tax liabilities. During the quarter, no impact income tax expense was recorded as a result of FIN 48 implementation.

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

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Research and Development Expenses

For the three months ended March 31, 2007, we incurred expenses of approximately $970,000 related to research and development of our Sonocracking technology. These compare to approximately $5.6 million for the comparable period in 2006 as reclassified (see note 1 of the financial statements). Approximately $153,000 was spent on the test facility in Fujairah, UAE. Approximately $200,000 for construction of a testing unit to be utilized in Austria was expensed in the first quarter of 2007.

For the three months ended March 31, 2007, approximately $68,000 was paid to our engineers and other research and development employees as wages and related benefits and for design and testing of our Sonocracker units. For those periods approximately $398,000 in expenses, respectively, was incurred for the procurement of control panels, probes, centrifuges, and generators related to the ongoing research and development of our units. The remainder of our research and development costs are recurring monthly expenses related to the maintenance of our warehouse facilities.

We expect our research and development expenses to decrease significantly as we successfully transition into generating revenue. Thereafter, research and development will continue as needed to enhance our technology. During the first quarter of 2007, we incurred approximately $153,000 of expenditures relating to development of the Fujairah facility. We expect to incur approximately an additional $1 million in 2007 in connection with the fabrication and installation of our Sonocracking equipment and completion of stage one of the infrastructure associated with the facility.

Selling, General and Administrative Expenses

For the three months ended March 31, 2007, we incurred approximately $1.9 million in selling, general and administrative expenses. These compare to approximately $3.5 million for the comparable period in 2006.

Legal fees were approximately $618,000 for the three months ended March 2007, reflecting decreases over comparable periods in 2006 of approximately $1.1 million. These decreases were primarily due to the resolution of a lawsuit against the Company late in 2006. We expect to continue to incur significant litigation fees through the end of 2007.

Consulting fees, payroll and related expenses were approximately $815,000 for the three months ended March 31, 2007, reflecting decreases over the comparable period in 2006 of approximately $1.4 million. In the first quarter of 2006, $636,000 in stock grant expense was incurred. Excluding the stock grants and options, our consulting fees, payroll and related expenses increased 29% for the respective period.

Travel and travel related expenses were approximately $232,000 for the three months ended March 31, 2007, reflecting increases over a comparable period in 2006 of approximately $261,000. These decreases were due to the implementation of new travel policies for meetings of the Board of Directors, meetings with the European manufacturers of our equipment, and meetings with our joint venture partner in Fujairah, United Arab Emirates.

There were no director fees for the three months ended March 31, 2007. In the first quarter of 2006, 100,000 shares valued at $1.1 million were granted to Lawrence G. Schafran and Edward E. Urquhart as incentive awards for joining the Board of Directors, and options for 350,000 shares were granted to directors Hannes Farnleitner, Robert van Maasdijk, Raad Alkadiri and Christoph Henkel, with $66,670 of option expense being allocated to the first quarter of 2007.

On January 31, 2007, the Company entered into an agreement to extend the lease of the facility in Sparks, Nevada, The lease, which was set to expire on March 31, 2007, was extended through May 31, 2007 at $42,608 per month, an increase of 15% over the previous lease amount, as the company evaluates whether to move to another facility.

On April 15, 2007, the Company entered into a lease agreement with Michael Heffner, a director of the Company. Under the lease agreement, the Company leased a furnished apartment in Reno, Nevada for $1,500 per month, beginning April 15, and can be cancelled at any time by either party.

The remainder of the amounts incurred relate to normal recurring operating expenses such as lease expense, utilities, marketing, and investor relations.

Interest Expense

Interest expense was approximately $113,000 for the three months ended March 31, 2007. This reflects a decrease of approximately $12,000 or 10% for the comparable three month period. The decrease for the three month periods is primarily a result of the payments of debt principal to Dr. Rudolf Gunnerman in the second quarter of 2006. This included paying off a $500,000 note bearing interest of 8% and paying $2,000,000 against the $7,000,000 note which has a variable interest rate (5.82563% during the first quarter of 2007).

Late Registration

In accordance with the terms of our 2004 private placement, we accrued late fees of approximately $760,000, during the first two quarters of 2005, due to a delay in the effective date of our registration statement filed with the SEC. Our registration statement was declared effective by the SEC in June 2005. Accordingly, we have not accrued any additional late registration fees in 2007 other than interest of approximately $34,000, which accrues on the unpaid amount at the rate of 18% per annum. However, as of the date of this report no formal demands have been made by investors to pay these fees.

Depreciation and Amortization

For the three months ended March 31, 2007, we expended approximately $61,000 for equipment and to maintain exclusivity for the sale and/or licensing of our Sonocracking technology in the United States and abroad. Our depreciation and amortization expense related to these additions, and to our previously capitalized equipment and rights, for the three months ended March 31, 2007 were approximately $41,000, reflecting a decrease of approximately $12,000, compared to the first three months of 2006. We expect to continue our pursuit of exclusive distribution and licensing of our technology and purchasing equipment for the manufacture and upgrading of our Sonocracking technology.

Deemed Dividend

In an effort to improve our cash situation and our shareholders' equity, we have induced holders of certain of our warrants to exercise their warrants by lowering the exercise price of the warrants in exchange for immediate exercise of such warrants, and by issuing to such investors new warrants. Under such circumstances, we record a deemed dividend in an amount determined based upon the fair value of the new warrants (using the Black-Scholes pricing model). As and to the extent that we engage in similar warrant repricings and issuances in the future, we would incur similar non-cash charges. Warrants issued pursuant to the Securities Purchase Agreement, dated as of March 29, 2006 (the “2006 Warrants”) were exercised at $2.68, which was a reduction from the original exercise price of $6.805. This transaction has been reflected as a “deemed dividend” in the amount of $120,000 on the statement of operations.

Net Loss

We incurred a net loss of approximately $3 million for the three month period ending March 31, 2007, compared to approximately $9.2 million for the comparable period in 2006. This decrease in net loss in the 2007 periods primarily reflect the construction and purchase of a test facility in Fujairah, UAE, which had been expensed as research and development in 2006, as indicated above under the heading Research and Development Expenses.

Liquidity and Capital Resources

Fujairah Oil Technology, LLC Project

In December 2005, we formed Fujairah Oil Technology, LLC, a 50/50 joint venture with the Government of Fujairah, one of the United Arab Emirates. Under the terms of the joint venture, SulphCo is responsible for contributing its Sonocracking unit and the facility that houses it. Operation and maintenance of the Fujairah test facility is the responsibility of the joint venture. Until Fujairah Oil Technology, LLC generates revenues, operating expenses of the Fujairah Sonocracking facility are expected to be funded from capital contributions of the Company. We do not expect to have material operating expense until commercial operations commence.

We continued construction of a 180,000 bbl/day Sonocracking™ plant in Fujairah, UAE throughout 2006. Over the course of the year, a land lease was procured for the production site, and over $20 million was invested in a test facility. Although progress in 2006 was hampered with delays due to poor execution by our construction contractor, several steps have been taken to remediate those issues, and we expect to commission the first Sonocracking ™ unit in the first half of 2007.

Liquidity

Working capital at March 31, 2007, was approximately $1.2 million. Current assets of approximately $10.3 million as of such date, consisted primarily of cash and cash equivalents of approximately $9.7 million. Current liabilities of approximately $9 million as of such date consisted primarily of accounts payable and accrued liabilities of approximately $2.5 million and accrued fees and interest of $1 million. Accounts payable and accrued liabilities include legal fees related to pending litigation of approximately $1 million and equipment construction and installation costs of approximately $350,000. Accrued fees and interest include approximately $1 million in late fees and interest relating to delays in the effective date of an SEC registration statement in 2004 and 2005 relating to our 2004 private placement. However, no formal demands have been made by investors to pay these late fees.

We anticipate that our existing capital resources will be sufficient to fund our cash requirements through December, 2007 from cash presently on hand, based upon our expected levels of expenditures and anticipated needs during this period. Our future capital requirements will depend primarily upon debt and equity financings, third party lease financing of Sonocracking equipment and components, and proceeds from future exercises of outstanding warrants and options. Presently, we have no binding commitments for additional financings. To date, we have generated no material revenues from our business operations. We are unable to predict when or if we will be able to generate future revenues from commercial activities or the amounts expected from such activities.

In order to increase working capital of the Company, we entered into an amendment to the promissory note held by Rudolf Gunnerman, which was assigned to various investors (the “Investors”). Amending the terms of the note to extend the maturity date of the note from December 31, 2007 to December 31, 2008 and allowing for the debt to be converted into common stock will improve the working capital position of the Company through December 2007.

Recent Financing Activities

On March 12, 2007, the Company raised $7,899,689.00 through an exercise of outstanding warrants. All but 25,412 of the warrants issued pursuant to the Securities Purchase Agreements, dated as of June 1, 2004 and June 14, 2004 were exercised at their stated exercise prices of $1.125 and $1.5625, respectively. Half of the warrants issued pursuant to the Securities Purchase Agreement, dated as of March 29, 2006 (the “2006 Warrants”) were exercised at $2.68 (which was a reduction from the original exercise price of $6.805). The warrant holders received additional warrants (the “Additional Warrants”) to replace all of the warrants that were exercised on a one to one basis. Each Additional Warrant expires three years from the date of issuance and entitles the holder to purchase one share of common stock at $2.68. The holders of the remaining 2,000,000 2006 Warrants have the right exercise their warrants at the reduced exercise price of $2.68 and receive an Additional Warrant upon exercise. This right expires in 90 calendar days after the registration statement covering the Additional Warrants is declared effective by the SEC.

On March 29, 2006, we completed a private placement to a small number of accredited investors for the sale of 4,000,000 units, each unit consisting of one share of the Company’s common stock and one warrant to purchase a share of common stock. Each unit was sold at a price of $6.805 per share, resulting in gross proceeds at closing of $27.2 million. The warrants were exercisable, in whole or in part, at a fixed price equal to $6.805 per share, for a period of 18 months following their issuance. The terms of these warrants were amended, as described in the preceding paragraph. On June 23, 2006 the a registration statement for the resale of the common stock acquired by these investors was declared effective by the SEC.

In 2004, we conducted two private placements with institutional and other third party investors for the sale of units consisting of our common stock, warrants, and rights to acquire additional stock and warrants, generating net cash proceeds of approximately $4.6 million. An additional amount of approximately $3.8 million was generated in 2005, approximately $7.8 million was generated in the first quarter of 2006 from the exercise of outstanding rights and warrants.

In December 2004, Dr. Gunnerman advanced $7 million to us as a loan. The loan is evidenced by a promissory note which bears interest at the rate of 0.5% above the 30 day “LIBOR” rate, adjusted quarterly and payable annually, and the entire principal amount is due and payable in December 2007. In April, 2006 we repaid $2 million of loan principal. This loan was assigned by Dr. Gunnerman to certain purchasers as of April 24, 2007, and the maturity date was extended to December 31, 2008.

Contractual Obligations as of December 31, 2006

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Related party loan *	$5,000,000	$5,000,000	-	-	-
Operating lease obligations	74,393	74,393	-	-	-
Purchase obligations	1,405,408	1,405,408	-	-	-

Total	6,479,801	6,479,801	-	-	-

* Pursuant to an amendment to promissory note, the maturity date of this loan has been extended to December 1, 2008, as indicated above under the heading Liquidity.

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in “Part II, Item 1A. Risk Factors” section contained herein, as well as the risk factors described in the Company’s Form 10-Q for the quarter ended March 31, 2007, this report and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). These documents are available through our web site, http://www.sulphco.com, or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at http://www.sec.gov.

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

As of December 31, 2005 and in subsequent quarters through March 31, 2007 we have concluded that our disclosure controls and procedures regarding information required to be included in SEC reports were not effective due to material weaknesses, and we might find other material weaknesses in the future which may adversely affect our ability to provide timely and reliable financial information and satisfy our reporting obligations under federal securities laws. As a result of these weaknesses management has concluded that as of December 31, 2005, and in subsequent quarters through March 31, 2007, our disclosure controls and procedures were not effective as of such dates. In particular, management concluded that:

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

The Company has attempted to address these issues and continues to address them as it makes transitions with new management. The Company has hired a new CEO and a new President and intends to hire additional personnel with the financial expertise it currently lacks, and we have taken and are taking steps to remediate the material weaknesses in our disclosure controls and procedures, including the adoption of written policies for the areas found to be deficient. However, we have not completed our remediation effort and we cannot assure you that we will completely remediate our material weaknesses. We might find other material weaknesses in the future. Our Chief Financial Officer resigned March 23, 2007, and we are actively seeking a replacement, but cannot be assured that we will easily find a qualified replacement or one who can smoothly assist us in strengthening our disclosure controls and procedures. To the extent that any significant or material weaknesses exist in our disclosure controls and procedures, such weaknesses may adversely affect our ability to provide timely and reliable information necessary for the conduct of our business and satisfaction of our reporting obligations under federal securities laws, including the preparation of interim and annual financial statements in accordance with generally accepted accounting principles and SEC rules. As a result, current and potential stockholders could lose confidence in our reporting, which would harm our business and the trading price of our stock.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., the Company, Rudolf Gunnerman, Peter Gunnerman, and RWG, Inc., were named as defendants in a legal action commenced in Reno, Nevada. The Plaintiff alleged claims relating to “sulfur removal technology” originally developed by Professor Teh Fu Yen and Dr. Gunnerman with financial assistance provided by Dr. Gunnerman, and subsequently assigned to the Company. On December 18, 2006, following a trial, the jury found in the Company’s favor on both claims asserted against the Company by the Plaintiff. The Plaintiff has since requested equitable relief, including the imposition of a constructive trust, from the Judge who presided over the trial. On May 3, 2007, the Court denied Plaintiff’s request for equitable relief and constructive trust.

In The Matter of the Arbitration between Stan L. McLelland v. SulphCo, Inc., Mr. McLelland, who was the Company's president from August 13, 2001, until he resigned on September 12, 2001, is seeking to exercise options to purchase two million (2,000,000) shares of the Company’s common stock at 50 cents per share. It is the Company’s position that those options had not vested prior to Mr. McLelland's resignation. Mr. McLelland also seeks salary for the six months following his resignation and $20,000 of alleged unpaid commuting expenses, as well as attorneys' fees and costs. Discovery is closed, and the arbitrator recently denied the parties’ cross-motions for summary judgment on the options issue. The arbitration hearing is set to take place on June 12, 2007.

On October 20, 2006, Mark Neuhaus filed a lawsuit against the Company and Rudolf W. Gunnerman, Mark Neuhaus v. SulphCo, Inc., Rudolph W. Gunnerman, in the Second Judicial District Court, in and for the County of Washoe, Case No. CV06 02502, Dept. No. 1. The lawsuit is based on a purported Non-Qualified Stock Option Agreement and related Consulting Agreement between Mark Neuhaus and the Company dated March of 2002. Mark Neuhaus claims that according to the terms of the Non-Qualified Stock Option Agreement, he was granted an option to purchase three million (3,000,000) shares of the Company’s common stock at the exercise price per share of $0.01. On or about February of 2006, Mark Neuhaus attempted to exercise the option allegedly provided to him under the Non-Qualified Stock Option Agreement. At that time, the Company rejected Mr. Neuhaus’s attempt to exercise the option. Thereafter, Mr. Neuhaus filed this lawsuit seeking to enforce the Non-qualified Stock Option Agreement. In his suit, Mr. Neuhaus includes claims for specific performance, breach of contract, contractual breach of the covenant of good faith and fair dealing, and tortious breach of the covenant of good faith and fair dealing. He requests the Court to compel the Company to issue the shares or alternatively to award him damages equal to the fair market value of the three million (3,000,000) shares of stock when he purported to exercise the options, minus the exercise price. On December 7, 2006, the Company moved to dismiss the lawsuit. On January 4, 2007, the Court issued an Order denying the motion on the ground that there were factual issues to be resolved which prevented dismissal at that time. The Company filed an Answer to the Complaint, as well as a counterclaim against Mr. Neuhaus and a cross claim against Rudolf Gunnerman on March 29, 2007. Mr. Neuhaus filed a motion to dismiss the counterclaim on April 11, 2007. We opposed the motion on April 27, 2007. Briefing has not yet been completed. Trial in this matter is scheduled for September 24, 2007.

On January 26, 2007, Thomas Hendrickson filed a shareholder derivative claim against certain current and former officers and directors or the Company in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe. The case is known as Thomas Hendrickson, Derivatively on Behalf of SulphCo, Inc. v. Rudolf W. Gunnerman, Peter W. Gunnerman, Loren J. Kalmen, Richard L. Masica, Robert Henri Charles Van Maasdijk, Hannes Farnleitner, Michael T. Heffner, Edward E. Urquhart, Lawrence G. Schafran, Alan L. Austin, Jr., Raad Alkadiri and Christoph Henkel, Case No. CV07 00137, Dept. No. B6. The complaint alleges, among other things, that the defendants breached their fiduciary duty to the Company by failing to act in good faith and diligence in the administration of the affairs of the Company and in the use and preservation of its property and assets, including the Company’s credibility and reputation. The Company and the Board filed a Motion for Dismissal with the Court, on April 15, 2007, based upon the Plaintiff’s failure to make a demand upon the Board.

On June 26, 2006, the Company filed an action, SulphCo, Inc. v. Cullen, in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No. CV06-01490, against Mark Cullen arising out of Mr. Cullen’s alleged breach of a secrecy agreement that he had executed when employed by GRD, Inc., whose claims have accrued to the Company. The lawsuit seeks damages, a constructive trust, and an order requiring Mr. Cullen to assign to the Company certain intellectual property in the form of patent applications (as well as a now-issued patent) that he filed following his departure from the Company. On October 23, 2006, Mr. Cullen moved to dismiss the Company’s complaint; the motion was denied. On February 26, 2007, Mr. Cullen filed an amended answer to the Company’s complaint. That Answer included counterclaims for breach of contract, unfair competition, interference with contractual relations, and interference with prospective economic advantage. The case was dismissed without prejudice on April 25, 2007, but the Company retains the ability to revive its claims at a later date.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10-K for the period ended December 31, 2006. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.
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

SULPHCO, INC.
(Registrant)

Date: May 15, 2007	/s/ Larry Ryan
By: Larry Ryan
Chief Executive Officer

/s/ Michael A. Abend
By: Michael A. Abend
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)