Form 10-Q
period 2007-06-30
SULPHCO INC
filed 2007-08-09
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
______
[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................June 30, 2007
OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from..........................to.............................

Commission file number 001-32636

SULPHCO, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0224817 (I.R.S. Employer Identification Number)

4333 W. Sam Houston Pkwy N., Suite 190 Houston, TX (Address of principal executive offices)	77043 (Zip Code)

(713) 896-9100
Registrant's telephone number, including area code

850 Spice Islands Drive Sparks, NV (Former address of principal executive offices)	89431 (Zip Code)

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

Large Accelerated Filer __     Accelerated Filer ✓   Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes    No  ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at July 31, 2007

Common Stock, par value $.001	77,205,478 shares

PART I.
Item 1.  Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED BALANCE SHEETS
June 30, 2007 and December 31, 2006
(unaudited)

ASSETS	June 30, 2007	December 31, 2006
Current Assets:
Cash and cash equivalents	$6,730,401	$6,004,992
Loan and accrued interest receivable, net (see Note 2)	-	289,099
Prepaid expenses and other	192,627	248,373
Total current assets	6,923,028	6,542,464

Property and Equipment, net (see Note 3)	253,738	206,957

Other Assets
Intangible assets, net (see Note 3)	604,564	508,216
Investment in Joint Venture (see Note 4)	-	-
Deposits	87,870	36,822
Total other assets	692,434	545,038
Total assets	$7,869,200	$7,294,459

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$2,769,236	$3,709,302
Refundable deposit (see Note 5)	550,000	550,000
Late registration penalty (including accrued interest) (see Note 6)	1,026,250	957,828
Related party note payable (see Note 7)	-	5,000,000
Total current liabilities	4,345,486	10,217,130

Long-term note payable (net of discount of $4,992,746) (see Note 7)	7,254	-

Total liabilities	4,352,740	10,217,130

Commitments and Contingencies (see Note 12)

Stockholders' Equity (Deficit)
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 100,000,000 shares authorized ($0.001 par value)
77,172,978 and 72,620,906 shares issued and outstanding, respectively	77,173	72,621
Additional paid-in capital	84,509,492	67,864,452
Deficit accumulated during the development stage	(81,070,205)	(70,856,288)
Accumulated other comprehensive loss	-	(3,456)
Total stockholders' equity (deficit)	3,516,460	(2,922,671)
Total liabilities and stockholders' equity (deficit)	$7,869,200	$7,294,459

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six-Month Periods ended June 30, 2007 and 2006 and the Period from Inception to June 30, 2007
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Inception to
	2007	2006	2007	2006	June 30, 2007
Revenue
Sales	$-	$-	$-	$-	$42,967

Expenses:
Selling, general, and administrative expenses	(5,122,985)	(4,632,823)	(7,070,132)	(8,107,533)	(47,527,476)
Research and development expenses:
Fujairah test facility	(1,139,691)	(12,234,653)	(1,296,449)	(17,352,293)	(22,769,578)
Other	(824,361)	(1,651,402)	(1,647,399)	(2,265,832)	(8,785,770)
Loss on investment in joint venture	-	(11,944)	(248)	(12,720)	(136,343)
Loss on disposal of asset	-	(423)	-	(423)	(221,711)
Loss on impairment of asset	-	-	-	-	(233,900)
Total operating expenses	(7,087,037)	(18,531,245)	(10,014,228)	(27,738,801)	(79,674,778)
Loss from operations	(7,087,037)	(18,531,245)	(10,014,228)	(27,738,801)	(79,631,811)

Other income (expense):
Interest income	80,709	194,440	133,468	247,533	861,938
Other income (expense)	(30,137)	(3,456)	(31,164)	(3,456)	(31,164)
Gain on sale of assets	-	-	-	-	2,532
Interest expense	(188,711)	(114,947)	(301,993)	(240,146)	(1,511,460)
Late registration fees	-	-	-	-	(760,240)
Net loss	(7,225,176)	(18,455,208)	(10,213,917)	(27,734,870)	(81,070,205)

Deemed Dividend (see Note 9)	(1,657,821)	-	(13,181,706)	-	(13,181,706)
Net loss attributable to
common stockholders	$(8,882,997)	$(18,455,208)	$(23,395,623)	$(27,734,870)	$(94,251,911)

Loss per share - basic and diluted	$(0.12)	$(0.25)	$(0.31)	$(0.40)
Weighted average shares - basic and diluted	76,648,356	72,520,910	75,038,780	68,937,781

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS
For the Six-Month Periods Ended June 30, 2007 and 2006 and for the Period from Inception to June 30, 2007
(unaudited)
	Six Months Ended
	June 30,		Inception to
	2007	2006	June 30, 2007
Cash Flows From Operating Activities
Net loss	$(10,213,917)	$(27,734,870)	$(81,070,205)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation and amortization	91,947	123,039	1,089,511
Allowance for loan receivable	301,341	-	301,341
Stock-based compensation	2,261,396	2,292,513	12,410,238
Stock issued for interest expense	-	-	296,000
Contribution from stockholder	-	-	555,000
Loss from joint venture	-	12,720	136,096
(Gain) loss on disposal and impairment of assets	(9,108)	423	446,503
Deposit used for expense	-	100,000	-
Changes in:
Receivables	-	(3,384)	(118,657)
Prepaid expenses and other	46,959	42,832	(96,857)
Accounts payable and accrued expenses	(940,067)	2,136,820	2,691,425
Refundable deposit	17,374	-	567,374
Accrued fees and interest	-	79,811	545,985
Net cash used in operating activities	(8,444,075)	(22,950,096)	(62,246,246)

Cash Flows From Investing Activities
Advances for loan receivable	-	(200,000)	-
Purchase of property and equipment	(116,351)	(40,298)	(1,131,891)
Investments in joint ventures and subsidiaries	-	-	(361,261)
Proceeds from sales of property and equipment	13,530	-	13,530
Payment of deposits	-	(7,850)	(36,822)
Investments in intangible assets	(115,892)	(103,602)	(684,642)
Net cash used in investing activities	(218,713)	(351,750)	(2,201,086)

Cash Flows from Financing Activities
Proceeds from issuance of stock, net of offering costs	9,388,197	35,237,353	60,387,373
Proceeds from issuance of related party notes payable	-	-	11,000,000
Proceeds from stock subscriptions	-	-	4,240,887
Proceeds from issuance of line of credit	-	-	750,000
Return on capital	-	-	(118,427)
Principal payments on related party notes payable	-	(2,500,000)	(3,250,000)
Decrease in related party receivable	-	-	1,359,185
Payments on contract payable	-	-	(250,000)
Principal payments on line of credit	-	-	(750,000)
Principal payments on advance from related party	-	-	(2,191,285)
Net cash provided by financing activities	9,388,197	32,737,353	71,177,733
Net change in cash and cash equivalents	725,409	9,435,507	6,730,401
Cash and cash equivalents at beginning of period	6,004,992	6,874,653	-
Cash and cash equivalents at end of period	$6,730,401	$16,310,160	$6,730,401

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS - Continued
For the Six-Month Periods Ended June 30, 2007 and 2006 and for the Period from Inception to June 30, 2007
(unaudited)

Supplemental information and non-cash transactions

Cash paid for interest	$-	$5,000	$717,903

Cash paid for income taxes	$-	$-	$-

The Company had the following non-cash investing and financing activities in 2007 and 2006:
Issued stock in exchange for a payable	$-	$330,215	$626,215
Incurred a payable for intangible assets	-	5,607	5,607
Extinguishment of note payable (see Note 7)	5,000,000	-	5,000,000

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2007
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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the related reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying financial statements include allowances for doubtful accounts, determination of income taxes, contingent liabilities, useful lives used in depreciation and amortization and the assumptions utilized to compute stock-based compensation. Actual results could differ from those estimates.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As of June 30, 2007, the Company has cash and cash equivalents on hand of approximately $6.7 million and working capital of approximately $2.6 million.  For the three and six-month periods ended June 30, 2007, the Company recognized net losses of $7.2 million and $10.2 million, respectively.  As a result of these continuing net losses, the Company has an accumulated deficit of approximately $81.1 million.  When taken together, these factors raise substantial doubt about our ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan.

2.	Loans Receivable and Accrued Interest

On February 16, 2006 the Company committed to a loan agreement with SulphCo KorAsia (formerly known as OIL-SC, Ltd.) of South Korea.  The agreement called for advances of $50,000 per month through May 15, 2006.  A total of $150,000 was advanced through May, 2006.  An additional $50,000 was advanced on June 6, 2006 under the same terms as the original note and in November 2006, an additional $75,000 was advanced, with a revision to the loan agreement that the full $275,000 in advances and related interest would be immediately repaid from revenues or from proceeds of any equity financings.  Interest accrues at prime rate plus 1% per annum. Interest accrued since February 16, 2006 totals $20,186. Based on the fact that SulphCo KorAsia has never had material revenue streams and considering that there continues to be a high level of uncertainty regarding when, if ever, it will generate material revenue streams, the Company has concluded that it is appropriate to establish an allowance for doubtful collection.  Therefore, for the quarter ended June 30, 2007, the Company established an allowance equal to the total principal balance and accrued interest thereon of $301,341.

The Company also holds a refundable deposit of SulphCo KorAsia, which may be available to offset the loan receivable, should there be a final determination that SulphCo KorAsia could not repay the loan and accrued interest (see Note 5).

In July 2006, the Company advanced $191,352 (690,000 Dirhams) to Fujairah Oil Technology, LLC (the “LLC”) to more easily pay for Company expenditures in Fujairah (see Note 4).  Funds totaling 612,489 Dirhams ($170,246)have been expended by the LLC on behalf of the Company.  The net amount of 77,511 Dirhams, or approximately $21,106, is reflected as a related party loan receivable and is included on the balance sheet in “Prepaid expenses and other.”  As the LLC holds this amount in cash on behalf of the Company, no allowance has been taken for collectibility.

3.	Property and Equipment and Intangible Assets

The following is a summary of property and equipment – at cost, less accumulated depreciation and amortization:

	June 30, 2007	December 31, 2006
Equipment	$777,619	$769,385
Computers	210,372	199,582
Office furniture	57,116	57,116
Vehicles	3,000	3,000
Leasehold improvements	42,811	90,941
	1,090,918	1,120,024
Less: Accumulated D&A	(837,180)	(913,067)
Total	$253,738	$206,957

Depreciation and amortization expense was approximately $41,000 and $85,000 for the three and six month periods ended June 30, 2007, respectively.

The following is a summary of intangible assets – at cost, less accumulated amortization.

	June 30, 2007	December 31, 2006
Patents and trademarks	$668,800	$552,908
Less: Accumulated amortization	(64,236)	(44,692)
Total	$604,564	$508,216

4.	Investment in Joint Venture

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

The formation agreement called for each shareholder to contribute 500,000 Dirhams for a 50% ownership in the LLC.  On December 14, 2005, the Company wired to the LLC 500,000 Dirhams, which equaled $139,550.  The 50% contribution by Trans Gulf Petroleum was received by the LLC in January, 2006.

The LLC’s operations began in 2006.  For the six-month period ended June 30, 2007, its activities have consisted primarily of leasing office space and acquiring leasehold improvements and office furniture and equipment.  The lease commenced March 15, 2006.  For the three and six-month periods ended June 30, 2007, the LLC had losses of 118,495 Dirhams and 176,190 Dirhams, respectively ($32,278 and $47,976, respectively).  The Company has expensed these amounts as research and development costs.

The Company entered into an agreement to construct a building for $1.6 million for the LLC operations.  Subsequently, the building plans were expanded, requiring an additional $600,000 for construction.  The Company has paid $1.9 million to the construction company, which has been expensed as research and development costs.  Although it is anticipated that the cost of the building will be borne by the LLC, there is no agreement currently in place.

As of June 30, 2007 and for the three and six-month periods then ended, the LLC had the following condensed balance sheet and operating statement converted to US dollars:

Condensed Balance Sheet, June 30, 2007:
Current assets	$116,355
Depreciable assets (net)	85,748
Other assets	-
Total assets	$202,103

Current liabilities	$42,361
Members’ equity	159,742
Total liabilities and members’ equity	$202,103

	Three Months	Six Months
Operating Statement, Three and Six-Months Ended June 30, 2007:
Revenue	$-0-	$-0-
Operating expenses	(28,881)	(44,579)
Non-operating expense	(3,397)	(3,397)
Net loss	$(32,278)	$(47,976)

The Company’s 50% share of distributions made by the joint venture will also be subject to other costs and expenses incurred directly by the Company from time to time, including commissions payable directly by the Company to third parties, presently estimated at up to 10% of the Company’s net joint venture profits.  The Company is uncertain that it will be able to recover its investment in the LLC.  Accordingly, the carrying value of the investment has been reduced to zero at June 30, 2007, and December 31, 2006, respectively.  Going forward and to the extent that the Company continues to incur costs in excess of its investment in the LLC, these costs will be recognized by the Company as research and development costs.

5.	Refundable Deposit

In 2005, we received $550,000 from SulphCo KorAsia (formerly known as OIL-SC, Ltd.), pursuant to the Equipment Sale and Marketing Agreement by and between the Company and SulphCo KorAsia, dated as of February 22, 2005.  As this amount is fully refundable if the pilot plant does not meet the agreed specifications, no portion of the purchase price has been or will be recorded as revenue in our financial statements until the pilot plant meets all agreed specifications.  We do not have an equity interest in SulphCo KorAsia.

6.	Late Registration Penalty

In accordance with the terms of our 2004 private placement, we accrued a late registration penalty of approximately $760,000, during the first two quarters of 2005, due to a delay in the effective date of our registration statement filed with the SEC.  Our registration statement was declared effective by the SEC in June 2005.  Accordingly, we have not accrued any additional late registration fees in 2007 other than interest, which accrues on the unpaid penalty amount at the rate of 18% per annum.  As of June 30, 2007 and December 31, 2006, the balance of the late registration penalty (including interest accrued thereon) was approximately $1,026,000 and $958,000, respectively.  However, as of the date of this report no formal demands have been made by investors to pay these fees.

7.	Note Payable

In late April 2007 two events occurred related to the Company’s then outstanding $5 million note payable (the “Note Payable”) to Rudolf Gunnerman (“Gunnerman”), the Company’s former Chairman and CEO.  First, the Note Payable was acquired by a group of investors (the “Investors”) from Gunnerman.  Second, the Company negotiated a modification to the terms of Note Payable with the Investors and the terms of the Note Payable were modified to (1) extend the maturity date from December 31, 2007 to December 31, 2008 and (2) to add a conversion option to the Note Payable making the Note Payable convertible into the Company’s common stock at a conversion price of $3.80 per share.

In connection with the first event, the Gunnerman Note Payable was acquired directly from Gunnerman by the Investors.  The Company’s participation in this event was limited to providing its consent to the assignment of the Note Payable from Gunnerman to the Investors.  As such, this element of the transaction was deemed to have no impact on the Company and required no accounting in relation thereto.

In connection with the second event, immediately following the acquisition of the Note Payable by the Investors, the Company negotiated a modification of the terms of Note Payable with the Investors and the terms of the Note Payable were modified to (1) extend the maturity date from December 31, 2007 to December 31, 2008 and (2) to add a conversion option to the Note Payable making the Note Payable convertible into the Company’s common stock at a conversion price of $3.80 per share.  According to the provisions of EITF 96-19, a modification of a debt instrument that adds a substantive conversion option is always considered a substantial change.  Therefore, debt extinguishment accounting pursuant to EITF 96-19 is required for this event.  In connection with the conclusion that EITF 96-19 is applicable to this transaction, SulphCo also made the determination that (1) the conversion option was substantive on the date it was added pursuant to the guidance in paragraphs 7-9 of EITF 05-1, (2) the conversion option would not be separately accounted for as a derivative under SFAS 133 since the Note Payable is considered to be “conventional” or “traditional” debt as contemplated in EITF 00-19 and (3) the modification is not within the scope of SFAS 15 as contemplated in paragraph 11 of EITF 02-04 since the Investors are not deemed to have granted a concession (i.e., because the Company’s effective borrowing rate on the modified Note Payable is not less than the effective borrowing rate of the original Note Payable).

Contemporaneous with the acquisition of the Note Payable and just prior to the modifications, the Investors acquired warrants from Gunnerman to acquire 1,625,000 shares of the Company’s common stock currently held by Gunnerman.  Since Gunnerman is considered to be a related party and a control person (i.e., since he owns greater than 10% of the Company’s outstanding common stock), the Company  has concluded that these actions were taken on behalf and for the benefit of the Company.  Therefore, the warrants will be accounted for as if the Company had directly issued the warrants to the investors.  Since the warrants were acquired contemporaneous with the issuance of convertible debt, the guidance in EITF 98-5 and EITF 00-27 must be applied.  Using the Black-Scholes option valuation model, the Company has estimated that the fair value of the warrants on the date of grant was approximately $3.0 million.  The fair value of the Note Payable on that date was $5 million (since it has a variable interest rate equal to LIBOR + 0.5% that resets quarterly).  Using these amounts, the Company determined that on a relative fair value basis, approximately $1.9 million of the assumed proceeds of $5 million resulting from the extinguishment should be allocated to the warrants.  After taking into account the effect of the allocation of proceeds to the warrants, the Company determined that the conversion feature that was added to the Note Payable was a beneficial conversion feature (“BCF”) that had to be accounted for pursuant to EITF 98-5 and EITF 00-27.  SulphCo determined that the value of the BCF was in excess of the remaining unallocated debt proceeds.  Therefore, and as is provided in the guidance of EITF 98-5 and EITF 00-27, the extent of the BCF discount is limited to the amount of the remaining unallocated proceeds of $3.1 million.  As a result of the accounting required for the modification of the terms of the Note Payable, a 100% (i.e., $5 million) discount results.  The resulting discount will be accreted into the statement of operations, using the effective interest method, over the remaining term of the Note Payable (i.e., through December 31, 2008) as incremental interest expense.

As of June 30, 2007, the net balance of the Note Payable is:

June 30, 2007
Assumed proceeds from modified Note Payable	$5,000,000
Less:
Discount related to proceeds allocated to warrants	(1,900,000)
Discount related to beneficial conversion feature	(3,100,000)
Net Note Payable balance at April 2007	-
Add:
Discount accretion through June 30, 2007	7,254
Net Note Payable balance at June 30, 2007	$7,254

Interest on the Note Payable is adjusted quarterly based on a London Inter-Bank Offering Rate (“LIBOR”) plus 0.5% per annum, with interest only payments due on December 31 of 2007 and the remaining accrued interest and principal due on December 31, 2008 when the note matures.  Interest related to the Note Payable of $151,820 has been accrued as of June 30, 2007 at the adjusted rate for the quarter of 5.82%.

8.	Capital Stock

 Other than the stock-based compensation transactions disclosed in Note 11, the Company had the following transactions related to its common stock during the six months ended June 30, 2007:

During the first quarter of 2007, the Company raised $7,787,674, net of offering costs, through an exercise of outstanding warrants. Investors holding 1,952,068 of the warrants issued pursuant to the Securities Purchase Agreements, dated as of June 1, 2004 and June 14, 2004 (the “2004 Warrants” and the “2004 Warrant Holders”) exercised their warrants at their stated exercise prices of $1.125 per share and $1.5625 per share, respectively. Investors holding 2,000,000 warrants issued pursuant to the Securities Purchase Agreement, dated as of March 29, 2006 (the “2006 Warrants” and the “2006 Warrant Holders” and together with the 2004 Warrant Holders hereinafter collectively referred to as the “Warrant Holders”) exercised their warrants at an exercise price of $2.68 per share, which was a reduction from the original exercise price of $6.805 per share. The Warrant Holders received 3,952,068 additional warrants (the “Additional Warrants”) to replace all of the warrants that were exercised on a one to one basis. Each Additional Warrant expires on March 12, 2010 and entitles the holder to purchase one share of common stock at $2.68 per share.

During the second quarter of 2007, the Company raised $1,608,000 through an exercise of 600,000 of the remaining 2,000,000 2006 Warrants at an exercise price of $2.68 per share, which was a reduction from the original exercise price of $6.805 per share. As previously agreed, the 2006 Warrant Holders received 600,000 Additional Warrants to replace all of the warrants that were exercised on a one to one basis. Each Additional Warrant expires three years from the date of issuance and entitles the holder to purchase one share of common stock at $2.68 per share.

The accounting for the reduction in the exercise price of the 2006 Warrants and the Additional Warrants is described in Note 9.

9.	Deemed Dividend

On March 12, 2007, the Company executed Amendment No. 1 to Securities Purchase Agreements and Warrants (the “Agreement”) with the Warrant Holders that provided inducements to compel the Warrant Holders to exercise their respective warrants.  As consideration for Warrant Holders exercising their shares, the Company agreed that it would:

•	reduce the exercise price on warrants to acquire 4,000,000 shares of the Company’s common stock held by the 2006 Warrant Holders from $6.805 per share to $2.68 per share; and

•
issue the Warrant Holders the Additional Warrants, with an exercise price of $2.68 per share, on a one to one basis for each existing warrant that was exercised including granting up to 1,952,068 warrants to 2004 Warrant Holders and up to 4,000,000 warrants to the 2006 Warrant Holders.

As a result of the inducements included in the Agreement described above, during the quarter ended March 31, 2007, 1,952,068 warrants held by the 2004 Warrant Holders and 2,000,000 warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 3,952,068 Additional Warrants.  As a result of the inducements, the Company recorded a non-cash deemed dividend equal to $11,523,885.  The amount of the deemed dividend was estimated to be equal to the sum of the fair value of the inducements as the sum of (1) the incremental fair value conveyed to the 2006 Warrant Holders via the reduction of the exercise price of the 2006 Warrants determined as provided in paragraph 51 of SFAS 123R utilizing the Black-Scholes Valuation Model and (2) the fair value of the 3,952,068 Additional Warrants estimated using the Black-Scholes Valuation Model.  In connection with the preparation of this quarterly report, the Company determined that an error had been made with respect to the calculation of the non-cash deemed dividend as originally reported in the quarterly report for the quarter ended March 31, 2007.  As a result of this error, the Company understated the non-cash deemed dividend for the quarter ended March 31, 2007, by approximately $11.4 million.  The Company intends to file an amendment to its quarterly report for the quarter ended March 31, 2007 to correct this error as soon as practicable.

During the quarter ended June 30, 2007, 600,000 warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 600,000 Additional Warrants.  Therefore, the Company recorded an additional non-cash deemed dividend equal to $1,657,821 that was estimated using the Black-Scholes Valuation Model.

For the three and six-month periods ended June 30, 2007, the Company recognized total non-cash deemed dividends of $1,657,821 and $13,181,706, respectively (inclusive of the effect of the error discussed above).

10.	Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  Potentially dilutive securities include options and warrants to acquire the Company’s common stock and convertible debt.  As of June 30, 2007, there were approximately 8.5 million shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were disregarded in the computations of diluted net loss per share for three and six-month periods ended June 30, 2007 and 2006, respectively, because inclusion of such potentially dilutive securities would have been anti-dilutive.

11.	Stock Plans and Stock-Based Compensation

In accordance with the provisions of SFAS 123R, the Company records stock-based compensation expense for all share-based payment arrangements, including stock options, warrants and restricted stock grants.  Total stock-based compensation for the three and six-month periods ended June 30, 2007 and 2006 was approximately $2.5 million, $1.3 million, $2.3 million, and $2.3 million, respectively.

Stock Option Grants – Directors, Officers and Employees

During the three and six-month periods ended June 30, 2007 and 2006, the Company granted 535,000, 1,125,000, 885,000 and 1,125,000 stock options, respectively, to its directors, officers and employees.  The stock-based compensation expense for these stock options for the three and six-month periods ended June 30, 2007 and 2006 was $1.6 million, $0.9 million, $1.7 million and $0.9 million.  The fair value of these stock options was estimated using the Black-Scholes options pricing model with the following assumptions:

Six Months Ended June 30, 2007 and 2006	2007	2006
Valuation Assumptions:
Expected Term (years)	5 – 6.5	1.5 - 3
Expected Volatility	144% - 149%	117% - 147%
Expected Dividend Rate	-	-
Risk Free Interest Rate	4.51% - 5.10%	5.2%
Weighted Average Grant Date Fair Value	$2.46 - $4.56	$3.72 - $5.50

Three Months Ended June 30, 2007 and 2006	2007	2006
Valuation Assumptions:
Expected Term (years)	5.5 – 6.5	1.5 - 3
Expected Volatility	147% - 149%	117% - 147%
Expected Dividend Rate	-	-
Risk Free Interest Rate	4.55% - 4.76%	5.2%
Weighted Average Grant Date Fair Value	$2.46 - $3.37	$3.72 - $5.50

Stock Option Grants – Non-Employees

During the three and six-month periods ended June 30, 2007 and 2006, the Company granted 50,500, 54,500, 50,500 and 54,500 stock options, respectively, to non-employees.  The stock-based compensation expense for these stock options for the three and six-month periods ended June 30, 2007 and 2006 was nil, $0.4 million, nil and $0.4 million.  The fair value of these stock options was estimated using the Black-Scholes options pricing model with the following assumptions:

Six Months Ended June 30, 2007 and 2006	2007	2006
Valuation Assumptions:
Expected Term (years)	4	1 - 4
Expected Volatility	144%	129% - 162%
Expected Dividend Rate	-	-
Risk Free Interest Rate	5.00%	5.00%
Weighted Average Grant Date Fair Value	$3.18	$4.03 - $6.81

Three Months Ended June 30, 2007 and 2006	2007	2006
Valuation Assumptions:
Expected Term (years)	4	1.5 - 3
Expected Volatility	144%	129% - 162%
Expected Dividend Rate	-	-
Risk Free Interest Rate	5.00%	5.00%
Weighted Average Grant Date Fair Value	$3.18	$4.03 - $6.81

Restricted Stock Grants – Directors, Officers and Employees

During the three and six -month periods ended June 30, 2007 and 2006, the Company granted 220,206, zero, 270,206 and 100,000 shares of restricted stock to its directors and officers.  All of the restricted shares granted during these periods were valued by reference to the market price of the Company’s stock on the date of grant.

     The stock-based compensation expense for the restricted stock grants for the three and six-month periods ended June 30, 2007 and 2006 was $0.9 million, zero, $0.6 million and $1.1 million, respectively.

Restricted Stock Grants – Non-Employees

During the three and six -month periods ended June 30, 2007 and 2006, the Company granted zero, zero, zero and 17,500 shares of restricted stock to non-employees.  All of the restricted shares granted during these periods were valued by reference to the market price of the Company’s stock on the date of grant.

     The stock-based compensation expense for the restricted stock grants for the three and six-month periods ended June 30, 2007 and 2006 was zero, zero, zero and $0.1 million, respectively.

12.	Commitments and Contingencies

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist mainly of cash equivalents.  The Company maintains amounts in three U.S. accounts, two checking accounts and a money market account on deposit with two financial institutions, which exceed federally insured limits by approximately $6.5 million at June 30, 2007. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

Commitments Under Non-Cancelable Operating Leases

In May 2007, the Company entered into an agreement to lease a facility in Houston, Texas. The lease has an effective term of sixty months, expiring in June 2012 at $12,240 per month. In May 2007, the Company also entered into lease agreements for facilities it maintains in Reno, Nevada and Sparks, Nevada, each with thirty six month lease terms, with lease amounts of $8,757 and $2,765, respectively.

Registration Payment Arrangements

As is discussed in Notes 8 and 9 above, the Company executed the Agreement with the Warrant Holders.  The Agreement contained registration provisions that required that the Company:

•
use commercially reasonable efforts to prepare and file a registration statement (the “Additional Registration Statement”) to cover all shares of common stock issuable under the Additional Warrants as soon as possible, but in no event later than 90 days after March 12, 2007 and

•
use commercially reasonable efforts to prepare and file a post-effective amendment to the registration statement covering the 2004 Warrants (the “Post-Effective Registration Statement”) as soon as possible, but in no event later than 5 business days after April 2, 2007, the date the Company filed its 2006 Form 10-K.

The registration provisions further provided that in the event the Company does not file the Additional Registration Statement and the Post Effective Registration Statement within the required time frames (each, an “Event”), each of the Warrant Holders shall be entitled to receive on the date of such Event (the “Event Date”) an amount in cash, as partial liquidated damages and not as a penalty, equal to 1% of the aggregate exercise price paid by the Warrant Holders; and on each monthly anniversary of the Event Date thereof (if the applicable Event has not been cured), the Company shall pay the Warrant Holders an amount in cash, as partial liquidated damages and not as a penalty, 1% of the aggregate purchase price paid by the Warrant Holders (the “Liquidated Damages”).  The Liquidated Damages shall not exceed 12% of the aggregate purchase price paid by the Warrant Holders.    The maximum amount of Liquidated Damages that the Company could be required to pay under the registration provisions is approximately $950,000.

The Company filed both the Additional Registration Statement and the Post-Effective Registration Statement within the required time frames and therefore does not expect to incur any Liquidated Damages.

Litigation Contingencies

There are various claims and lawsuits pending against the Company arising in the normal course of the Company’s business.  Although the amount of liability at June 30, 2007 cannot be ascertained, management is of the opinion that these claims and lawsuits will not materially affect the Company’s financial position.  We have and will continue to devote significant resources to our defense, as necessary.

The following paragraphs set forth the status of litigation as of June 30, 2007.

In Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., the Company, Rudolf Gunnerman, Peter Gunnerman, and RWG, Inc., were named as defendants in a legal action commenced in Reno, Nevada.  The Plaintiff alleged claims relating to “sulfur removal technology” originally developed by Professor Teh Fu Yen and Dr. Gunnerman with financial assistance provided by Dr. Gunnerman, and subsequently assigned to the Company.  On December 18, 2006, following a trial, the jury found in the Company’s favor on both claims asserted against the Company by the Plaintiff.  The Plaintiff has since requested equitable relief, including the imposition of a constructive trust, from the Judge who presided over the trial.  On May 3, 2007, the Court denied Plaintiff’s request for equitable relief and constructive trust.  Thereafter, the Court ordered the Plaintiff to pay the Company, as the “prevailing party,” $125,000 to cover a portion of its fees and expenses incurred in defending the claims of this action.  No judgment has yet been entered in the action.  As of June 30, 2007, no liability as been accrued relative to this action.

In The Matter of the Arbitration between Stan L. McLelland v. SulphCo, Inc., Mr. McLelland, who was the Company's president from August 13, 2001, until he resigned on September 12, 2001, sought to exercise options to purchase two million (2,000,000) shares of the Company’s common stock at 50 cents per share, as well as salary for the six months following his resignation and $20,000 of alleged unpaid commuting expenses.  Following the arbitration hearings, on July 24, 2007, the Company received notice that the Arbitrator had denied Mr. McLelland’s claim for the options.  The Arbitrator did award salary of $125,000 plus interest from October 1, 2001 until paid, and $5,000 (without interest) out of the $20,000 of alleged unpaid commuting expenses.  In connection with the resolution of this matter, the Company has recognized a charge for these amounts in the quarter ended June 30, 2007.

On October 20, 2006, Mark Neuhaus filed a lawsuit against the Company and Rudolf W. Gunnerman, Mark Neuhaus v. SulphCo, Inc., Rudolph W. Gunnerman, in the Second Judicial District Court, in and for the County of Washoe, Case No. CV06 02502, Dept. No. 1.  The lawsuit is based on a purported Non-Qualified Stock Option Agreement and related Consulting Agreement between Mark Neuhaus and the Company dated March of 2002.  Mark Neuhaus claims that according to the terms of the Non-Qualified Stock Option Agreement, he was granted an option to purchase three million (3,000,000) shares of the Company’s common stock at the exercise price per share of $0.01. On or about February of 2006, Mark Neuhaus attempted to exercise the option allegedly provided to him under the Non-Qualified Stock Option Agreement. At that time, the Company rejected Mr. Neuhaus’s attempt to exercise the option.  Thereafter, Mr. Neuhaus filed this lawsuit seeking to enforce the Non-qualified Stock Option Agreement.  In his suit, Mr. Neuhaus includes claims for specific performance, breach of contract, contractual breach of the covenant of good faith and fair dealing, and tortious breach of the covenant of good faith and fair dealing.  He requested that the Court compel the Company to issue the shares or alternatively to award him damages equal to the fair market value of the three million (3,000,000) shares of stock when he purported to exercise the options, minus the exercise price.  On December 7, 2006, the Company moved to dismiss the lawsuit.  On January 4, 2007, the Court issued an Order denying the motion on the ground that there were factual issues to be resolved which prevented dismissal at that time.  The Company filed an Answer to the Complaint, as well as a counterclaim against Mr. Neuhaus and a cross claim against Rudolf Gunnerman on March 29, 2007.   That cross-claim against Dr. Gunnerman was subsequently voluntarily discontinued, without prejudice.  As of June 30, 2007, no liability has been accrued relative to this action.

Mr. Neuhaus filed a motion to dismiss the counterclaim on April 11, 2007, which the Company opposed.  On July 20, 2007, the Court issued an Order granting Mr. Neuhaus’ Motion to Dismiss.  The Court found that Nevada was not the proper venue for the action and that the Nevada Courts did not have jurisdiction over the counterclaim.  The Company has filed an action in the New York State Supreme Court seeking to obtain the same relief as was sought in the counterclaim that was dismissed.

Trial in this action, which was previously set for September 24, 2007, has been rescheduled for July 14, 2008.

On January 26, 2007, Thomas Hendrickson filed a shareholder derivative claim against certain current and former officers and directors or the Company in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe. The case is known as Thomas Hendrickson, Derivatively on Behalf of SulphCo, Inc. v. Rudolf W. Gunnerman, Peter W. Gunnerman, Loren J. Kalmen, Richard L. Masica, Robert Henri Charles Van Maasdijk, Hannes Farnleitner, Michael T. Heffner, Edward E. Urquhart, Lawrence G. Schafran, Alan L. Austin, Jr., Raad Alkadiri and Christoph Henkel, Case No. CV07 00137, Dept. No. B6.  The complaint alleges, among other things, that the defendants breached their fiduciary duty to the Company by failing to act in good faith and diligence in the administration of the affairs of the Company and in the use and preservation of its property and assets, including the Company’s credibility and reputation.  The Company and the Board had intended to file a Motion for Dismissal with the Court, based upon the Plaintiff’s failure to make a demand upon the Board. On July 10, 2007, the Company received notice that a stipulation (the “Stipulation”) of voluntary dismissal without prejudice had been entered, with an effective date of July 3, 2007, regarding this action.  The Stipulation provides that in connection with the dismissal of this action each of the parties will bear their own costs and attorney fees and thereby waive their rights, if any, to seek costs and attorney fees from the opposing party.  Further, neither the plaintiff nor his counsel has received any consideration for the dismissal of this action, and no future consideration has been promised.

13.	Related Party Transactions

During the three and six-month periods ended June 30, 2007, the Company made payments to totaling approximately $127,000 and $330,000, respectively to Ma’rkisches Werk Halver, GmbH (“MWH”) in connection with ongoing probe development activities.  Edward E. Urquhart, a member of the Company’s Board of Directors since August 2006, has been the Chief Executive Officer of MWH since July 2003.  No payments were made to MWH during the three and six-month periods ended June 30, 2006.

On April 15, 2007, the Company entered into a month-to-month operating lease agreement with Michael T. Heffner, a Director of the Company.  Under the lease agreement, the Company leases a furnished apartment for officer’s use in Reno, Nevada for $1,500 per month that can be cancelled at anytime by either party.  During the quarter ended June 30, 2007, the Company recognized $3,800 in lease expense relative to this agreement.

On April 16, 2007, with a retroactive effective date of February 10, 2007, the Company entered into a 30 day consulting contract with Vincent van Maasdijk, the son of Robert van Maasdijk who is the Chairman of the Company’s Board of Directors, to serve as the Fujairah Operations Manager.  After each 30 day term, the consulting contract automatically renews for the next 30 days unless either party stipulates otherwise in writing.  As Fujairah Operations Manager, Mr. van Maasdijk’s responsibilities will include overseeing the construction and operation of the Company’s facility in Fujairah, United Arab Emirates.  Under the terms of the contract Mr. van Maasdijk will receive a monthly payment of $5,000 plus reimbursement of all reasonable out-of-pocket expenses, in accordance with the Company’s applicable policies and procedures.  For the three and six-month periods ended June 30, 2007, the total expense recognized by the Company under this arrangement was approximately $25,000 and $39,000, respectively.

Historically, the Company had maintained a consulting contract with RWG, Inc., a company wholly-owned by Dr. Rudolf Gunnerman, the Company’s former Chairman and CEO.  This contract was terminated in January 2007 contemporaneous with Dr. Gunnerman’s dismissal from the Company.  During the three and six-month period ended June 30, 2007 and 2006, the total expense recognized by the Company under this arrangement was $200,000, $80,000, $240,000 and $170,000.  Of the amounts paid during the three and six-month periods ended June 30, 2007, $200,000 was paid in connection with a settlement in the second quarter of 2007 between the Company and Dr. Gunnerman.

The Company had a consulting agreement with Peak One Consulting, Inc., a company wholly-owned by Richard L. Masica, a Director of the Company until his retirement from the Board in June 2007.  No amounts were paid to Mr. Masica under this consulting agreement during the three and six-month periods ended June 30, 2007.  During the three and six-month periods ended June 30, 2006, the total expense recognized for technical consulting and expense reimbursement by the Company under this contract was approximately zero and $32,000, respectively.

The Company had a consulting arrangement with Michael T. Heffner, a Director of the Company until his resignation from the Company’s Board of Directors in the second quarter of 2006.  Therefore, no amounts were paid to Mr. Heffner under this consulting agreement during the three and six-month periods ended June 30, 2007.  During the three and six-month periods ended June 30, 2006, the total expense recognized for technical consulting and expense reimbursement by the Company under this contract was approximately $49,000 and $57,000, respectively.

14.	Recent Accounting Pronouncements

Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48). The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes and accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 effective January 1, 2007.  The adoption of FIN 48 had no impact on the Company.

In the future, the amount of unrecognized tax benefits may change to the extent the Company begins generating taxable income against which previously incurred net operating loss carry-forwards may be offset.   In this event, the Company will assess the extent to which previously established valuation allowances may be reduced.

Fair Value Accounting for Financial Assets and Liabilities

 In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This Statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this Statement.

15.	Subsequent Events

During the period from July 1, 2007 through July 10, 2007, all but 150,000 of the remaining 1,400,000 2006 Warrants were exercised at an exercise price of $2.68 per share resulting in proceeds to the Company of $3,350,000. As previously agreed, the Warrant Holders received 1,250,000 Additional Warrants to replace all of the warrants that were exercised on a one to one basis. Each Additional Warrant expires three years from the date of issuance and entitles the holder to purchase one share of common stock at $2.68 per share.  As a result of the issuance of these Additional Warrants, during the third quarter, the Company will recognize a non-cash deemed dividend of approximately $3.3 million.

On August 1, 2007, the Company’s Board of Directors unanimously appointed Edward G. Rosenblum to its Board of Directors to serve until the next Annual Meeting of Shareholders.  Mr. Rosenblum was also appointed as Chairman of the Compensation Committee.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

As a development stage company, we have not generated any material revenues since we commenced our current line of business in 1999.  When we emerge from the development stage, our reporting will change to reflect costs of sales against revenues.

Three and six- months ended June 30, 2007 compared to the three and six-months ended June 30, 2006

Research and Development Expenses

For the three and six-month periods ended June 30, 2007, we incurred expenses of approximately $2.0 million and $2.9 million, respectively, related to research and development of our Sonocracking technology.  This compares to expenses of approximately $13.9 million and $19.6 million, respectively, for the comparable periods in 2006.  During the three and six-month periods ended June 30, 2007, we incurred approximately $1.1 million and $1.3 million, respectively, related to the test facility in Fujairah, UAE.  This compares to expenses of $12.2 million and $17.4 million, respectively, for the comparable periods in 2006.

For the three and six-month periods ended June 30, 2007, we paid approximately $68,000 and $136,000, respectively, to our engineers and other research and development employees as wages and related benefits for design and testing of our Sonocracker units.  This compares to expenses of approximately $183,000 and $395,000, respectively, for the comparable periods in 2006.  For the three and six-month periods ended June 30, 2007, approximately $295,000 and $693,000 in expenses, respectively, was incurred for the procurement of control panels, probes, centrifuges, and generators related to the ongoing research and development of our units.  This compares to expenses of approximately $66,000 and $129,000, respectively, for the comparable periods in 2006.  The balance of our research and development expenses are recurring monthly expenses related to the maintenance of our warehouse facilities.

We expect our research and development expenses to decrease significantly as we successfully transition into generating revenue.  Thereafter, research and development will continue as needed to enhance our technology.  During the first six months of 2007, we incurred approximately $1.3 million of expenditures relating to development of the Fujairah facility.  We expect to incur approximately an additional $0.5 million for the remainder of 2007 in connection with the fabrication and installation of our Sonocracking equipment and completion of stage one of the Fujairah facility.  On August 8, 2007, the Company announced that it had commissioned the first phase of the facility.  The commissioning included the completion of infrastructure and ancillary facilities, including electric, cooling, water tanks, sludge tanks, pumps, control systems, a water separator and external feed lines, sufficient to allow continuous operation of one of the six commercial scale 30,000 bpd Sonocracking units installed at the facility.

Selling, General and Administrative Expenses

For the three and six-month periods ended June 30, 2007, we incurred approximately $5.1 million and $7.1 million, respectively, in selling, general and administrative expenses.  This compares to expenses of approximately $4.6 million and $8.1 million, respectively, for the comparable periods in 2006.  The amounts for the three and six-month periods ended June 30, 2007, include stock-based compensation of $2.5 million and $2.3 million, respectively.

Legal fees were approximately $1.1 million and $1.7 million for the three and six-months ended June 2007, respectively.  This compares to expenses of approximately $2.1 million and $3.3 million, respectively, for the comparable periods in 2006.  This represents decreases of $1.0 million and $1.6 million, respectively, relative to the comparable periods in 2006.  These decreases were primarily due to the resolution of a lawsuit against the Company late in 2006.  We expect to continue to incur significant litigation fees through the end of 2007.

Consulting fees, payroll and related expenses were approximately $1.0 million and $1.8 million for the three and six-months ended June 30, 2007, respectively.  This compares to expenses of approximately $1.1 million and $2.5 million, respectively, for the comparable periods in 2006.  This represents decreases of $0.1 million and $0.7 million, respectively relative to the comparable periods in 2006.

Travel and travel related expenses were approximately $200,000 and $432,000 for the three and six-month periods ended June 30, 2007, respectively.  This compares to expenses of approximately $275,000 and $556,000, respectively, for the comparable periods in 2006.  These decreases were due to the less frequent meetings with the European manufacturers of our equipment and with our joint venture partner in Fujairah, United Arab Emirates as we near completion of stage one at the test facility in Fujairah.

Director fees were approximately $2.2 million and $2.2 million for the three and six months ended June 30, 2007, respectively.  This compares to expenses of approximately $0.7 million and $1.1 million, respectively, for the comparable periods in 2006. Director fees for the 2007 periods relate to the annual option grants to acquire 300,000 shares of common stock awarded to the Directors valued at approximately $1.3 million and the grant of approximately 220,000 shares of restricted stock in lieu of the Directors’ annual cash retainer valued at approximately $0.9 million.  Director fees for the 2006 periods include a grant of 50,000 shares of restricted common stock to a Director (Michael T. Heffner) valued at approximately $0.4 million and a grant of an option to acquire 125,000 shares of common stock to another Director (Robert van Maasdijk) valued at approximately $0.7 million.

In May of 2007, the Company entered into agreements to lease office/warehouse facilities in Houston, Texas, the new location of its corporate headquarters, and office facilities in Reno, Nevada. The total lease expense incurred for the new facilities is $23,400, which results in a decrease of $19,200 per month, or 45%, over the previous lease amount.

The remainder of the amounts incurred relate to normal recurring operating expenses such as lease expense, utilities, marketing, and investor relations.

Interest Expense

Interest expense was approximately $189,000 and $302,000 for the three and six-month periods ended June 30, 2007, respectively, reflecting increases of approximately $74,000 or 64% and $62,000 or 26%, respectively, over comparable periods in 2006.  The majority of the increase for the three month-period is a result of the Company incurring approximately $74,000 in interest related to the settlement of litigation. Also included in interest expense for the period is the accrual of approximately $22,800, which represents 18% interest on the late registration penalty.

Late Registration Penalty

In accordance with the terms of our 2004 private placement, we accrued a late registration penalty of approximately $760,000, during the first two quarters of 2005, due to a delay in the effective date of our registration statement filed with the SEC.  Our registration statement was declared effective by the SEC in June 2005.  Accordingly, we have not accrued any additional late registration fees in 2007 other than interest of approximately $60,000, which accrues on the unpaid penalty amount at the rate of 18% per annum.  However, as of the date of this report no formal demands have been made by investors to pay these fees.

Depreciation and Amortization

For the three and six-month periods ended June 30, 2007, depreciation and amortization expense related to property and equipment and intangible assets was approximately $41,000 and $85,000, respectively.  This compares to expenses of approximately $60,000 and $123,000, respectively, for the comparable periods in 2006.  We expect to continue our pursuit of exclusive distribution and licensing of our technology and purchasing equipment for the manufacture and upgrading of our Sonocracking technology.

Deemed Dividend

On March 12, 2007, the Company executed Amendment No. 1 to Securities Purchase Agreements and Warrants (the “Agreement”) with the Warrant Holders that provided inducements to compel the Warrant Holders to exercise their respective warrants.  As consideration for Warrant Holders exercising their shares, the Company agreed that it would:

•	reduce the exercise price on warrants to acquire 4,000,000 shares of the Company’s common stock held by the 2006 Warrant Holders from $6.805 per share to $2.68 per share; and

•
issue the Warrant Holders the Additional Warrants, with an exercise price of $2.68 per share, on a one to one basis for each existing warrant that was exercised including granting up to 1,952,068 warrants to 2004 Warrant Holders and up to 4,000,000 warrants to the 2006 Warrant Holders.

As a result of the inducements included in the Agreement described above, during the quarter ended March 31, 2007, 1,952,068 warrants held by the 2004 Warrant Holders and 2,000,000 warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 3,952,068 Additional Warrants.  As a result of the inducements, the Company recorded a non-cash deemed dividend equal to $11,523,885.  In connection with the preparation of this quarterly report, the Company determined that an error had been made with respect to the calculation of the non-cash deemed dividend as originally reported in the quarterly report for the quarter ended March 31, 2007.  As a result of this error, the Company understated the non-cash deemed dividend for the quarter ended March 31, 2007, by approximately $11.4 million.  The Company intends to file an amendment to its quarterly report for the quarter ended March 31, 2007 to correct this error as soon as practicable.

During the quarter ended June 30, 2007, 600,000 warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 600,000 Additional Warrants.  Therefore, the Company recorded an additional non-cash deemed dividend equal to $1,657,821.

For the three and six-month periods ended June 30, 2007, the Company recognized total non-cash deemed dividends of $1,657,821 and $13,181,706, respectively (inclusive of the effect of the error discussed above).

 Net Loss and Net Loss Attributable to Common Stockholders

We incurred net losses of approximately $7.2 million and $10.2 million for the three and six-month periods ended June 30, 2007, respectively.  This compares to net losses of approximately $18.5 million and $27.7 million for the comparable periods in 2006.  This decrease in net losses in the 2007 periods relative to the 2006 period is primarily a result of the decrease in research and development expenses related to the development and construction of the test facility in Fujairah, UAE.

We incurred net losses attributable to common stockholders of approximately $8.9 million and $23.4 million for the three and six-month periods ended June 30, 2007, respectively.  This compares to net losses attributable to common stockholders of approximately $18.5 million and $27.7 million for the comparable periods in 2006.  The difference is solely attributable to the deemed dividends of approximately $1.7 million and $13.2 million for the three and six-month periods ended June 30, 2007.

Liquidity and Capital Resources

Fujairah Oil Technology, LLC Project

In December 2005 we formed Fujairah Oil Technology, LLC, a 50/50 joint venture with the Government of Fujairah, one of the United Arab Emirates.  Under the terms of the joint venture, SulphCo is responsible for contributing its Sonocracking units and the facility that houses it.  Operation and maintenance of the Fujairah test facility is the responsibility of the joint venture.  Until Fujairah Oil Technology, LLC generates revenues, operating expenses of the Fujairah Sonocracking facility are expected to be funded from capital contributions of the Company.  We do not expect to have material operating expense until commercial operations commence.

We continued construction of an 180,000 bbl/day Sonocracking™ plant in Fujairah, UAE throughout 2006.  Over the course of the year, a land lease was procured for the production site, and over $20 million was invested in a test facility.  Although progress in 2006 was hampered with delays due to poor execution by our construction contractor, several steps have been taken to remediate those issues.  On August 8, 2007, the Company announced that it had commissioned the first phase of the facility.  The commissioning included the completion of infrastructure and ancillary facilities, including electric, cooling, water tanks, sludge tanks, pumps, control systems, a water separator and external feed lines, sufficient to allow continuous operation of one of the six commercial scale 30,000 bpd Sonocracking units installed at the facility.

Liquidity

Working capital at June 30, 2007, was approximately $2.6 million.  As of June 30, 2007, we had current assets of approximately $6.9 million comprised primarily of cash and cash equivalents of approximately $6.7 million.  As of June 30, 2007, we had current liabilities of approximately $4.3 million comprised primarily of accounts payable and accrued expenses of approximately $2.8 million and a late registration penalty of $1.0 million.  Accounts payable and accrued liabilities include legal fees related to pending litigation of approximately $0.8 million and equipment construction and installation costs of approximately $0.5 million.  The late registration penalty includes approximately $1.0 million in late fees and interest relating to delays in the effective date of an SEC registration statement in 2004 and 2005 relating to the late registration penalty discussed above.

As of July 31, 2007, we had cash and cash equivalents of $9.2 million.  Based upon our expected levels of expenditures and anticipated needs, we anticipate that our existing capital resources will be sufficient to fund our cash requirements through the end 2007 and into the first quarter of 2008.  Our ability to meet future capital requirements will depend primarily upon debt and equity financings, third party lease financing of Sonocracking equipment and components, and proceeds from future exercises of outstanding warrants and options.  Presently, we have no binding commitments for additional financings.  To date, we have generated no material revenues from our business operations.  We are unable to predict when or if we will be able to generate future revenues from commercial activities or the amounts expected from such activities.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

During the second quarter of 2007, the Company’s note payable to Rudolf Gunnerman (“Gunnerman”), the Company’s former Chairman and CEO, was acquired by various investors (the “Investors”) from Gunnerman.  Subsequent to its acquisition by the Investors, the Company negotiated an amendment to the note payable that, among other things, extended the maturity date of the note from December 31, 2007 to December 31, 2008 and added a provision permitting the note payable to be converted into the Company’s common stock at the rate of $3.80 per share.

Recent Financing Activities

During the first quarter of 2007, the Company raised $7,787,674, net of offering costs, through an exercise of outstanding warrants. Investors holding 1,952,068 of the warrants issued pursuant to the Securities Purchase Agreements, dated as of June 1, 2004 and June 14, 2004 (the “2004 Warrants” and the “2004 Warrant Holders”) exercised their warrants at their stated exercise prices of $1.125 per share and $1.5625 per share, respectively. Investors holding 2,000,000 warrants issued pursuant to the Securities Purchase Agreement, dated as of March 29, 2006 (the “2006 Warrants” and the “2006 Warrant Holders” and together with the 2004 Warrant Holders hereinafter collectively referred to as the “Warrant Holders”) exercised their warrants at an exercise price of $2.68 per share, which was a reduction from the original exercise price of $6.805 per share. The Warrant Holders received 3,952,068 additional warrants (the “Additional Warrants”) to replace all of the warrants that were exercised on a one to one basis. Each Additional Warrant expires on March 12, 2010 and entitles the holder to purchase one share of common stock at $2.68 per share.

During the second quarter of 2007, the Company raised $1,608,000 through an exercise of 600,000 of the remaining 2,000,000 2006 Warrants at an exercise price of $2.68 per share, which was a reduction from the original exercise price of $6.805 per share. As previously agreed, the 2006 Warrant Holders received 600,000 Additional Warrants to replace all of the warrants that were exercised on a one to one basis. Each Additional Warrant expires three years from the date of issuance and entitles the holder to purchase one share of common stock at $2.68 per share.

During the period from July 1, 2007 through July 10, 2007, all but 150,000 of the remaining 1,400,000 2006 Warrants were exercised at an exercise price of $2.68 per share resulting in proceeds to the Company of $3,350,000. As previously agreed, the Warrant Holders received 1,250,000 Additional Warrants to replace all of the warrants that were exercised on a one to one basis. Each Additional Warrant expires three years from the date of issuance and entitles the holder to purchase one share of common stock at $2.68 per share.  As a result of the issuance of these Additional Warrants, during the third quarter the Company will recognize a non-cash deemed dividend of approximately $3.3 million.

On March 29, 2006, we completed a private placement to a small number of accredited investors for the sale of 4,000,000 units, each unit consisting of one share of the Company’s common stock and one warrant to purchase a share of common stock.  Each unit was sold at a price of $6.805 per share, resulting in gross proceeds at closing of $27.2 million.  The warrants were exercisable, in whole or in part, at a fixed price equal to $6.805 per share, for a period of 18 months following their issuance.  The terms of these warrants were amended, as described in the preceding paragraph. On June 23, 2006, the registration statement for the resale of the common stock acquired by these investors was declared effective by the SEC.

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

In December 2004, Dr. Gunnerman advanced $7 million to us as a note payable.  The note payable is evidenced by a promissory note which bears interest at the rate of 0.5% above the 30 day “LIBOR” rate, adjusted quarterly and payable annually, and the entire principal amount was due and payable in December 2007.  In April, 2006 we repaid $2 million of the loan principal. As is discussed above, the note payable was acquired by the Investors from Gunnerman.  Subsequent to its acquisition by the Investors, the Company negotiated an amendment to the note payable that, among other things, extended the maturity date of the note from December 31, 2007 to December 31, 2008 and added a provision permitting the note payable to be converted into the Company’s common stock at the rate of $3.80 per share.

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

Forward-looking statements are only predictions.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in “Part II, Item 1A. Risk Factors” section contained herein, as well as the risk factors described in the Company’s Form 10-Q for the quarter ended June 30, 2007 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). These documents are available through our web site, http://www.sulphco.com, or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

As of June 30, 2007, the Company had variable rate debt aggregating $5.0 million. The variable rate debt exposes the Company to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from June 2007 levels, interest expense would increase by approximately $50,000 annually. The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We strive to maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

As of December 31, 2006 and in subsequent quarters through June 30, 2007 we have concluded that our disclosure controls and procedures regarding information required to be included in SEC reports were not effective due to material weaknesses, and we might find other material weaknesses in the future which may adversely affect our ability to provide timely and reliable financial information and satisfy our reporting obligations under federal securities laws.    As a result of these weaknesses, management has concluded that as of December 31, 2006, and in subsequent quarters through June 30, 2007, our disclosure controls and procedures were not effective as of such dates.  In particular, management concluded that:

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

•         we did not have adequate controls over the accounting, review and processing of transactions involving issuances of stock and options or cash commitments; and

•         we lacked personnel with sufficient accounting and financial expertise and experience to make appropriate judgments resulting in appropriate accounting and financial reporting.

The Company has attempted to address these issues and continues to address them as it makes transitions with new management.  In the first quarter of 2007, the Company hired a new CEO and a new President.   And in the second quarter of 2007, the Company hired a new CFO.  The Company has and is taking steps to remediate the material weaknesses in our disclosure controls and procedures, including the adoption of written policies for the areas found to be deficient.  However, we have not completed our remediation effort and we cannot assure you that we will be able to completely remediate our material weaknesses.  We might find other material weaknesses in the future. To the extent that any significant deficiencies or material weaknesses exist in our disclosure controls and procedures, such weaknesses may adversely affect our ability to provide timely and reliable information necessary for the conduct of our business and satisfaction of our reporting obligations under federal securities laws, including the preparation of interim and annual financial statements in accordance with generally accepted accounting principles and SEC rules.  As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

Changes in Internal Controls

During the three-month period ended June 30, 2007, the following change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting:

•
On June 11, 2007, Stanley W. Farmer, our newly appointed Vice President and Chief Financial Officer, joined the Company.  As a result, the Company anticipates being able to aggressively respond to and remediate the material weaknesses described above in a systematic and rational fashion.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., the Company, Rudolf Gunnerman, Peter Gunnerman, and RWG, Inc., were named as defendants in a legal action commenced in Reno, Nevada.  The Plaintiff alleged claims relating to “sulfur removal technology” originally developed by Professor Teh Fu Yen and Dr. Gunnerman with financial assistance provided by Dr. Gunnerman, and subsequently assigned to the Company.  On December 18, 2006, following a trial, the jury found in the Company’s favor on both claims asserted against the Company by the Plaintiff.  The Plaintiff has since requested equitable relief, including the imposition of a constructive trust, from the Judge who presided over the trial.  On May 3, 2007, the Court denied Plaintiff’s request for equitable relief and constructive trust.  Thereafter, the Court ordered the Plaintiff to pay the Company, as the “prevailing party,” $125,000 to cover a portion of its fees and expenses incurred in defending the claims of this action.  No judgment has yet been entered in the action.  As of June 30, 2007, no liability as been accrued relative to this action.

In The Matter of the Arbitration between Stan L. McLelland v. SulphCo, Inc., Mr. McLelland, who was the Company's president from August 13, 2001, until he resigned on September 12, 2001, sought to exercise options to purchase two million (2,000,000) shares of the Company’s common stock at 50 cents per share, as well as salary for the six months following his resignation and $20,000 of alleged unpaid commuting expenses.  Following the arbitration hearings, on July 24, 2007, the Company received notice that the Arbitrator had denied Mr. McLelland’s claim for the options.  The Arbitrator did award salary of $125,000 plus interest from October 1, 2001 until paid, and $5,000 (without interest) out of the $20,000 of alleged unpaid commuting expenses.  In connection with the resolution of this matter, the Company has recognized a charge for these amounts in the quarter ended June 30, 2007.

On October 20, 2006, Mark Neuhaus filed a lawsuit against the Company and Rudolf W. Gunnerman, Mark Neuhaus v. SulphCo, Inc., Rudolph W. Gunnerman, in the Second Judicial District Court, in and for the County of Washoe, Case No. CV06 02502, Dept. No. 1.  The lawsuit is based on a purported Non-Qualified Stock Option Agreement and related Consulting Agreement between Mark Neuhaus and the Company dated March of 2002.  Mark Neuhaus claims that according to the terms of the Non-Qualified Stock Option Agreement, he was granted an option to purchase three million (3,000,000) shares of the Company’s common stock at the exercise price per share of $0.01. On or about February of 2006, Mark Neuhaus attempted to exercise the option allegedly provided to him under the Non-Qualified Stock Option Agreement. At that time, the Company rejected Mr. Neuhaus’s attempt to exercise the option.  Thereafter, Mr. Neuhaus filed this lawsuit seeking to enforce the Non-qualified Stock Option Agreement.  In his suit, Mr. Neuhaus includes claims for specific performance, breach of contract, contractual breach of the covenant of good faith and fair dealing, and tortious breach of the covenant of good faith and fair dealing.  He requests the Court to compel the Company to issue the shares or alternatively to award him damages equal to the fair market value of the three million (3,000,000) shares of stock when he purported to exercise the options, minus the exercise price.  On December 7, 2006, the Company moved to dismiss the lawsuit.  On January 4, 2007, the Court issued an Order denying the motion on the ground that there were factual issues to be resolved which prevented dismissal at that time.  The Company filed an Answer to the Complaint, as well as a counterclaim against Mr. Neuhaus and a cross claim against Rudolf Gunnerman on March 29, 2007. That cross-claim against Dr. Gunnerman was subsequently voluntarily discontinued, without prejudice.  As of June 30, 2007, no liability has been accrued relative to this action.

Mr. Neuhaus filed a motion to dismiss the counterclaim on April 11, 2007, which the Company opposed. On July 20, 2007, the Court issued an Order granting Mr. Neuhaus’ Motion to Dismiss.  The Court found that Nevada was not the proper venue for the action and that the Nevada Courts did not have jurisdiction over the counterclaim.  The Company has filed an action in the New York State Supreme Court seeking to obtain the same relief as was sought in the counterclaim that was dismissed.

Trial in this action, which was previously set for September 24, 2007, has been rescheduled for July 14, 2008.

On January 26, 2007, Thomas Hendrickson filed a shareholder derivative claim against certain current and former officers and directors or the Company in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe. The case is known as Thomas Hendrickson, Derivatively on Behalf of SulphCo, Inc. v. Rudolf W. Gunnerman, Peter W. Gunnerman, Loren J. Kalmen, Richard L. Masica, Robert Henri Charles Van Maasdijk, Hannes Farnleitner, Michael T. Heffner, Edward E. Urquhart, Lawrence G. Schafran, Alan L. Austin, Jr., Raad Alkadiri and Christoph Henkel, Case No. CV07 00137, Dept. No. B6.  The complaint alleges, among other things, that the defendants breached their fiduciary duty to the Company by failing to act in good faith and diligence in the administration of the affairs of the Company and in the use and preservation of its property and assets, including the Company’s credibility and reputation.  The Company and the Board had intended to file a Motion for Dismissal with the Court, based upon the Plaintiff’s failure to make a demand upon the Board.  On July 10, 2007, the Company received notice that a stipulation (the “Stipulation”) of voluntary dismissal without prejudice had been entered, with an effective date of July 3, 2007, regarding this action.  The Stipulation provides that in connection with the dismissal of this action each of the parties will bear their own costs and attorney fees and thereby waive their rights, if any, to seek costs and attorney fees from the opposing party.  Further, neither the plaintiff nor his counsel has received any consideration for the dismissal of this action, and no future consideration has been promised.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Form 8-K disclosure filed by the Company on March 14, 2007, is hereby incorporated by reference as a response to this Item 2.

Item 3.	Defaults Upon Senior Securities. - None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our 2007 Annual Meeting of Stockholders was held on June 19, 2007.  At the Annual Meeting, (i) each of our six nominees was elected to serve as a director until the next Annual Meeting of Stockholders and (ii) the proposed stock issuances to the independent directors as compensation in lieu of cash was approved by the stockholders.  The election results are as follows:

Election of Six Directors:

Name	For	Against	Abstain
Robert van Maasdijk	30,688,217	29,727,863	-
Dr. Larry Ryan	53,893,894	6,522,186	-
Lawrence G. Schafran	30,699,164	29,716,916	-
Dr. Hannes Farnleitner	58,252,559	2,163,521	-
Michael T. Heffner	53,996,546	6,419,534	-
Edward E. Urquhart	30,701,119	29,714,655	-

Approval of Stock Issuances:

On March 27, 2007, the Board of Directors approved an annual compensation arrangement for non-employee Directors of the Company. Under the arrangement, each non-employee director shall receive a $125,000 annual retainer as well as an annual grant of options to purchase 50,000 shares of our common stock, to vest immediately, with a ten (10) year term, effective on the last trading day of April each year. In addition, the non-employee Chairman of the Board will receive an additional $50,000 annual retainer and the non-employee Chairmen of standing committees of the Board will each receive an additional $25,000 annual retainer.

In order to conserve working capital for this year only, the Board resolved to accept shares of common stock of the Company in lieu of the cash retainer amounts.  The Board desired to maximize available cash resources to be used to implement the Company’s technology.  The numbers of shares of common stock issued to each non-employee director was calculated based on the share price of the grant date, which corresponds to the cash value of the annual retainer. A summary of the grants is as follows:

Director	Annual Retainer	Grant Date	Share Price [1]	Shares Issued
Robert H. C. van Maasdijk	$175,000 [2]	April 4, 2007	$3.86	45,337
Lawrence G. Schafran	$150,000 [3]	April 4, 2007	$3.86	38,860
Richard L. Masica	$150,000 [4]	April 4, 2007	$3.86	38,860
Dr. Hannes Farnleitner	$125,000	April 4, 2007	$3.86	32,383
Michael T. Heffner	$125,000	April 4, 2007	$3.86	32,383
Edward E. Urquhart	$125,000	April 4, 2007	$3.86	32,383

The results of voting on the director stock issuances are as follows

For	Against	Abstain
40,077,463	-	398,913

1   The share price was based on the average of the high and the low prices of our common stock on the grant date.
2   Mr. van Maasdijk was entitled to receive $50,000 in addition to the $125,000 retainer for his service as Chairman of the Board.
3   Mr. Schafran was entitled to receive $25,000 in addition to the $125,000 retainer for his service as Chairman of the Audit Committee.
4   Mr. Masica was entitled to receive $25,000 in addition to the $125,000 retainer for his service as Chairman of the Compensation Committee.

Item 5.   Other Information. - None.

Item 6.   Exhibits

31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32.1	Certifications of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form 8-K filed on March 14, 2007 (incorporated by reference).

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SULPHCO, INC. (Registrant)

Date: August 9, 2007	By:	/s/ Larry Ryan
Larry Ryan Chief Executive Officer (Principal Executive Officer)
Title

By:	/s/ Stanley W. Farmer
Stanley W. Farmer Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)