Form 10-Q/A
period 2007-03-31
SULPHCO INC
filed 2007-08-14
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
______

Amendment No. 1

[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

EXPLANATORY NOTE

SulphCo, Inc. (the "Company") is filing this Form 10-Q/A ("Amendment No. 1") to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, in order to re-file in its entirety Part I, Item 1. Financial Statements to properly state the deemed dividend incurred in connection with the March 2007 Warrant Exercises.

On August 7, 2007, the management of the Company in consultation with the Company’s Audit Committee, concluded that its previously issued financial statements as of and for the three-month period ended March 31, 2007, as included in its Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2007 (the “Q1 2007 Form 10-Q”), should no longer be relied upon as a result of the Company's determination that it had incorrectly accounted for the non-cash deemed dividend resulting from the inducements provided to the 2004 Warrant Holders and the 2006 Warrant Holders in March 2007. The misstatement had the effect of understating the Company's Net Loss Attributable to Common Stockholders by approximately $11.4 million or $0.16 per share. After giving effect to the full amount of the non-cash deemed dividend (approximately $11.5 million), the Company’s Net Loss Attributable to Common Stockholders is approximately $14.5 million versus approximately $3.0 million as originally reported. On a per share basis, the Company’s Net Loss Attributable to Common Stockholders is $0.20 per share versus $0.04 per share as originally reported. See Note 1 and Note 11 for additional discussion.

This Amendment No. 1 also amends Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part I, Item 4, Controls and Procedures. The Original Filing is hereby superseded and amended with respect to the information set forth in this Amendment No. 1.

PART I.

Item 1.  Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED BALANCE SHEETS
March 31, 2007 and December 31, 2006
(unaudited)

	March 31, 2007	December 31, 2006
	(restated)
Current Assets
Cash and cash equivalents	$9,672,253	$6,004,992
Loan receivable	275,000	275,000
Advance to related party	95,627	95,627
Deposits	62,657	36,822
Current assets held for sale (net of accumulated depreciation of $86,303) (Note 3)	5,046	6,073
Prepaid expenses and other	192,569	166,845
Total current assets	10,303,152	6,585,359

Property and equipment, net (Note 5)	170,977	200,884

Other Assets
Intangible assets (net of accumulated amortization of $53,284 in 2007 and $44,692 in 2006)	556,120	508,216
Investment in Joint Venture (Note 6)	-	-
Deferred tax asset (net of valuation allowance of $22,167,592 in 2007 and $20,157,917 in 2006)	-	-
Total other assets	556,120	508,216
Total assets	$11,030,249	$7,294,459

Current Liabilities
Accounts payable and accrued liabilities	$2,462,752	$3,709,302
Refundable deposit (Note 8)	550,000	550,000
Accrued fees and interest	1,071,109	957,828
Related party note payable (Note 9)	5,000,000	5,000,000
Total current liabilities	9,083,861	10,217,130

Commitments and Contingencies (Note 14)	-	-
	-	-
Stockholders' Equity (Deficiency)
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 100,000,000 shares authorized ($0.001 par value)
76,572,978 and 72,620,910 shares issued and outstanding at March 31, 2007 and December 31, 2006 respectively.	76,573	72,621
Paid in capital	75,714,843	67,864,451
Deficit accumulated during the development stage	(73,845,028)	(70,856,288)
Accumulated other comprehensive loss	-	(3,455)
Total stockholders' equity(deficiency)	1,946,388	(2,922,671)

Total liabilities and stockholders' equity(deficiency)	$11,030,249	$7,294,459

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS
For the Periods ended March 31, 2007, 2006 and from Inception
(unaudited)

	Three Months Ended March 31		Inception
	2007	2006	to date
	(restated)		(restated)
Revenue
Sales	$-	$-	$42,967

Expenses
Selling, general, and administrative expenses	(1,953,670)	(3,475,486)	(42,411,014)
Research and development expenses
Fujairah test facility	(156,757)	(5,117,640)	(21,629,886)
Other	(816,764)	(514,429)	(7,955,135)
Loss on joint venture	-	-	(136,095)
Loss on disposal of asset	-	-	(221,711)
Loss on impairment of asset	-	-	(233,900)
Total operating expenses	(2,927,191)	(9,107,555)	(72,587,741)
Loss from operations	(2,927,191)	(9,107,555)	(72,544,774)

Other income (expense)
Interest income	52,759	53,092	781,229
Gain on sale of assets	-	-	2,532
Interest expense	(113,281)	(125,199)	(1,322,748)
Late registration fees	-	-	(760,240)
Loss before taxes	(2,987,713)	(9,179,662)	(73,844,001)
Income tax benefit (provision)	-	-	-
Loss from continuing operations	(2,987,713)	(9,179,662)	(73,844,001)

Income (loss) from discontinued operations	(1,027)	-	(1,027)

Net loss	$(2,988,740)	$(9,179,662)	$(73,845,028)

Deemed dividend (See Note 11)	(11,523,885)	-	(11,523,885)

Net loss attributable to common stockholders	$(14,512,625)	$(9,179,662)	(85,368,913)

Loss per share: basic and diluted	$(0.20)	$(0.14)

Weighted average shares basic and diluted	73,938,266	65,354,635

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS
For the Periods ended March 31, 2007
(unaudited)

	March 31		Inception
	2007	2006	to date
Cash Flows From Operating Activities
Net loss	$(2,988,740)	$(9,179,662)	$(73,845,028)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	42,514	63,312	1,040,078
Stock and options issued for services	66,670	1,214,250	10,215,512
Stock issued for interest expense	-	-	296,000
Contribution from stockholder	-	-	555,000
Loss from joint venture	-	776	136,096
Loss on disposal and impairment of asset	-	-	455,611
Decrease in legal settlement	-	-	-
Deposit used for expense	-	100,000	100,000
(Increase) decrease in accounts receivable	955	(547)	(117,702)
(Increase) decrease in prepaid expenses and other	(26,680)	41,005	(170,496)
Increase (decrease) in accounts payable and accrued liabilities	(1,129,814)	790,665	2,501,678
Increase in refundable deposit	(25,835)	-	524,165
Increase in accrued fees and interest	-	115,199	545,985
Net cash used in operating activities	(4,060,930)	(6,855,002)	(57,763,101)

Cash Flows From Investing Activities
Advances for loan receivable	-	(100,000)	(100,000)
Purchase/sale of property and equipment	(2,988)	(20,648)	(1,018,528)
Investments in joint ventures and subsidiaries	-	-	(357,806)
Return / (payment) of deposits	-	(7,850)	(36,822)
Investments in intangible assets	(56,495)	(88,074)	(625,245)
Net cash used in investing activities	(59,483)	(216,572)	(2,141,856)

Cash Flows from Financing Activities
Proceeds from issuance of stock	7,787,674	35,389,927	58,786,850
Proceeds from stock subscriptions	-	-	4,240,887
Proceeds from issuance of related party notes payable	-	-	11,000,000
Proceeds from issuance of line of credit	-	-	750,000
Return on capital	-	-	(118,427)
Principal payments on related party notes payable	-	-	(3,250,000)
Decrease in related party receivable	-	-	1,359,185
Payments on contract payable	-	-	(250,000)
Principal payments on line of credit	-	-	(750,000)
Principal payments on advance from related party	-	-	(2,191,285)
Net cash provided by financing activities	7,787,674	35,389,927	69,577,210

Net increase (decrease) in cash and cash equivalents	3,667,261	28,318,353	9,672,253
Cash and cash equivalents at beginning of period	6,004,992	6,874,653	-
Cash and cash equivalents at end of period	$9,672,253	$35,193,006	$9,672,253

Supplemental Information and non cash transactions
Total interest payments included in operations	$-	$334,251

The Company paid no income taxes during 2007 and 2006.

Noncash investing and financing activity: The Company incurred a deemed dividend of $11,523,885 (see Note 11)

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

Restatement

On August 7, 2007, the management of the Company in consultation with the Company’s Audit Committee, concluded that its previously issued financial statements as of and for the three-month period ended March 31, 2007, as included in its Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2007 (the “Q1 2007 Form 10-Q”), should no longer be relied upon as a result of the Company's determination that it had incorrectly accounted for the non-cash deemed dividend resulting from the inducements provided to the 2004 Warrant Holders and the 2006 Warrant Holders in March 2007. The misstatement had the effect of understating the Company's Net Loss Attributable to Common Stockholders by approximately $11.4 million or $0.16 per share. After giving effect to the full amount of the non-cash deemed dividend (approximately $11.5 million), the Company’s Net Loss Attributable to Common Stockholders is approximately $14.5 million versus approximately $3.0 million as originally reported. On a per share basis, the Company’s Net Loss Attributable to Common Stockholders is $0.20 per share versus $0.04 per share as originally reported. See Note 11 for additional discussion.

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

Net Loss and Net Loss Attributable to Common Stockholders

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

We incurred a net loss attributable to common stockholders of approximately $14.5 million for the three-month period ended March 31, 2007. This compares to a net loss attributable to common stockholders of approximately $9.2 million for the comparable period in 2006. The difference is solely attributable to the deemed dividend of approximately $11.5 million for the three-month period ended March 31, 2007.

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

As of December 31, 2006 and in subsequent quarters through March 31, 2007 we have concluded that our disclosure controls and procedures regarding information required to be included in SEC reports were not effective due to material weaknesses, and we might find other material weaknesses in the future which may adversely affect our ability to provide timely and reliable financial information and satisfy our reporting obligations under federal securities laws. As a result of these weaknesses management has concluded that as of December 31, 2006, and in subsequent quarters through March 31, 2007, our disclosure controls and procedures were not effective as of such dates. In particular, management concluded that:

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

The Company has attempted to address these issues and continues to address them as it makes transitions with new management. In the first quarter of 2007, the Company hired a new CEO and a new President. And in the second quarter of 2007, the Company hired a new CFO. The Company has and is taking steps to remediate the material weaknesses in our disclosure controls and procedures, including the adoption of written policies for the areas found to be deficient. However, we have not completed our remediation effort and we cannot assure you that we will completely remediate our material weaknesses. We might find other material weaknesses in the future. To the extent that any significant or material weaknesses exist in our disclosure controls and procedures, such weaknesses may adversely affect our ability to provide timely and reliable information necessary for the conduct of our business and satisfaction of our reporting obligations under federal securities laws, including the preparation of interim and annual financial statements in accordance with generally accepted accounting principles and SEC rules. As a result, current and potential stockholders could lose confidence in our reporting, which could harm our business and the trading price of our stock.

Changes in Internal Controls

During the three-month period ended March 31, 2007, no changes occurred in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

SULPHCO, INC.
(Registrant)

Date: August 14, 2007	/s/ Larry Ryan
By: Larry Ryan
Chief Executive Officer

/s/ Stanley W. Farmer
By: Stanley W. Farmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)