Form 10-Q
period 2007-09-30
SULPHCO INC
filed 2007-11-09
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
______

[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................September 30, 2007
OR

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

Large Accelerated Filer __   Accelerated Filer ✓   Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes __  No  ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at October 31, 2007

Common Stock, par value $.001	78,915,199 shares

PART I.
Item 1.  Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED BALANCE SHEETS
September 30, 2007 and December 31, 2006
(unaudited)

ASSETS	September 30, 2007	December 31, 2006
Current Assets:
Cash and cash equivalents	$6,175,949	$6,004,992
Loan and accrued interest receivable, net (see Note 2)	-	289,099
Prepaid expenses and other	280,614	248,373
Total current assets	6,456,563	6,542,464

Property and Equipment, net (see Note 3)	329,820	206,957

Other Assets
Intangible assets, net (see Note 3)	735,587	508,216
Investment in Joint Venture (see Note 4)	-	-
Deposits	37,798	36,822
Total other assets	773,385	545,038
Total assets	$7,559,768	$7,294,459

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$2,021,916	$3,709,302
Refundable deposit (see Note 5)	550,000	550,000
Late registration penalty (including accrued interest) (see Note 6)	1,060,460	957,828
Related party note payable (see Note 7)	-	5,000,000
Total current liabilities	3,632,376	10,217,130

Long-term note payable (net of discount of $4,969,739) (see Note 7)	30,261	-

Total liabilities	3,662,637	10,217,130

Commitments and Contingencies (see Note 12)

Stockholders' Equity (Deficit)
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 100,000,000 shares authorized ($0.001 par value)
78,711,949 and 72,620,910 shares issued and outstanding, respectively	78,712	72,621
Additional paid-in capital	106,437,624	67,864,452
Deficit accumulated during the development stage	(102,619,205)	(70,856,288)
Accumulated other comprehensive loss	-	(3,456)
Total stockholders' equity (deficit)	3,897,131	(2,922,671)
Total liabilities and stockholders' equity (deficit)	$7,559,768	$7,294,459

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine-Month Periods ended September 30, 2007 and 2006 and the Period from Inception to September 30, 2007
(unaudited)

	Three Months Ended		Nine Months Ended		Inception to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Revenue
Sales	$-	$-	$-	$-	$42,967

Expenses:
Selling, general, and
administrative expenses	(3,160,574)	(3,255,393)	(10,231,982)	(11,362,926)	(50,689,326)
Research and development
expenses:
Fujairah test facility	(398,061)	(1,811,142)	(1,694,509)	(19,163,435)	(23,167,638)
Other	(849,507)	(686,113)	(2,496,906)	(2,951,944)	(9,635,277)
Loss on investment in joint
venture	-	(10,107)	-	(26,287)	(136,095)
Loss on disposal of asset	-	-	-	(423)	(221,711)
Loss on impairment of
asset	-	-	-	-	(233,900)
Total operating expenses	(4,408,142)	(5,762,755)	(14,423,397)	(33,505,015)	(84,083,947)
Loss from operations	(4,408,142)	(5,762,755)	(14,423,397)	(33,505,015)	(84,040,980)

Other income (expense):
Interest income	91,223	142,684	224,691	390,216	953,161
Other income (expense)	613	-	(38,632)	-	(38,632)
Gain (loss) on sale of assets	(1,800)	-	7,308	-	9,840
Interest expense	(111,773)	(103,450)	(413,766)	(343,596)	(1,623,233)
Late registration fees	-	-	-	-	(760,240)
Net loss	(4,429,879)	(5,723,521)	(14,643,796)	(33,458,395)	(85,500,084)

Deemed Dividend (Note 9)	(3,937,415)	-	(17,119,121)	-	(17,119,121)
Net loss attributable to
common stockholders	$(8,367,294)	$(5,723,521)	$(31,762,917)	$(33,458,395)	$(102,619,205)

Loss per share - basic and diluted	$(0.11)	$(0.08)	$(0.42)	$(0.48)
Weighted average shares - basic and diluted	78,601,389	72,537,577	76,239,369	70,137,713

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine-Month Periods Ended September 30, 2007 and 2006 and for the Period from Inception to September 30, 2007
(unaudited)

	Nine Months Ended
	September 30,		Inception to
	2007	2006	September 30, 2007
Cash Flows From Operating Activities
Net loss	$(14,643,796)	$(33,458,395)	$(85,500,084)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation and amortization	163,230	182,747	1,160,794
Allowance for loan receivable	307,564	-	307,564
Stock-based compensation	3,303,096	3,580,775	13,451,938
Stock issued for interest expense	-	-	296,000
Contribution from stockholder	-	-	555,000
Loss from joint venture	-	26,287	136,096
(Gain) loss on disposal and impairment of assets	(6,908)	423	448,703
Deposit used for expense	-	100,000	-
Changes in:
Receivables	-	45,897	(118,657)
Prepaid expenses and other	(47,251)	77,470	(191,067)
Accounts payable and accrued expenses	(1,687,387)	2,490,970	1,944,105
Refundable deposit	-	-	550,000
Accrued fees and interest	101,657	(31,325)	647,642
Net cash used in operating activities	(12,509,795)	(26,985,151)	(66,311,966)
Cash Flows From Investing Activities
Advances for loan receivable	-	(391,352)	-
Purchase of property and equipment	(232,444)	(40,298)	(1,247,984)
Investments in joint ventures and subsidiaries	-	-	(361,261)
Proceeds from sales of property and equipment	14,330	-	14,330
Payment of deposits	-	-	(36,822)
Investments in intangible assets	(258,181)	(109,210)	(826,931)
Net cash used in investing activities	(476,295)	(540,860)	(2,458,668)
Cash Flows from Financing Activities
Proceeds from issuance of stock, net of offering costs	13,157,047	35,237,417	64,156,223
Proceeds from issuance of related party notes payable	-	-	11,000,000
Proceeds from stock subscriptions	-	-	4,240,887
Proceeds from issuance of line of credit	-	-	750,000
Return on capital	-	-	(118,427)
Principal payments on related party notes payable	-	(2,500,000)	(3,250,000)
Decrease in related party receivable	-	-	1,359,185
Payments on contract payable	-	-	(250,000)
Principal payments on line of credit	-	-	(750,000)
Principal payments on advance from related party	-	-	(2,191,285)
Net cash provided by financing activities	13,157,047	32,737,417	74,946,583
Net change in cash and cash equivalents	170,957	5,211,406	6,175,949
Cash and cash equivalents at beginning of period	6,004,992	6,874,653	-
Cash and cash equivalents at end of period	$6,175,949	$12,086,059	$6,175,949

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS - Continued
For the Nine-Month Periods Ended September 30, 2007 and 2006
and for the Period from Inception to September 30, 2007
(unaudited)

Supplemental information and non-cash transactions

Cash paid for interest	$4,862	$5,000	$722,765

Cash paid for income taxes	$-	$-	$-

The Company had the following non-cash investing and financing activities:
Issued stock in exchange for a payable	$-	$330,215	$626,215
Incurred a payable for intangible assets	-	8,244	8,244
Extinguishment of note payable (see Note 7)	5,000,000	-	5,000,000
Non-cash deemed dividend (see Note 9)	17,119,121	-	17,119,121

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2007
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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As of September 30, 2007, the Company has cash and cash equivalents on hand of approximately $6.2 million and working capital of approximately $2.8 million.  For the three and nine-month periods ended September 30, 2007, the Company recognized net losses of approximately $4.4 million and $14.6 million, respectively.  For the three and nine-month periods ended September 30, 2007, the Company recognized net losses attributable to common stockholders of approximately $8.4 million and $31.8 million, respectively.  As a result of these continuing net losses, the Company has an accumulated deficit of approximately $102.6 million that includes the effect of non-cash deemed dividends totaling approximately $17.1 million.  When taken together, these factors raise substantial doubt about our ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan.

2.	Loan Receivable and Accrued Interest

On February 16, 2006 the Company committed to a loan agreement with SulphCo KorAsia (formerly known as OIL-SC, Ltd.) of South Korea.  The agreement called for advances of $50,000 per month through May 15, 2006.  A total of $150,000 was advanced through May 2006.  An additional $50,000 was advanced on June 6, 2006 under the same terms as the original note and in November 2006, an additional $75,000 was advanced, with a revision to the loan agreement that the full $275,000 in advances and related interest would be immediately repaid from revenues or from proceeds of any equity financings.  Interest accrues at prime rate plus 1% per annum. Interest accrued since February 16, 2006 totals approximately $33,000.  Based on the fact that SulphCo KorAsia has never had material revenue streams and considering that there continues to be a high level of uncertainty regarding when, if ever, it will generate material revenue streams, the Company has concluded that it is appropriate to establish an allowance for doubtful collection.  Therefore, as of September 30, 2007, the Company established an allowance equal to the total principal balance and accrued interest thereon of approximately $308,000.

The Company also holds a refundable deposit of SulphCo KorAsia, which may be available to offset the loan receivable, should there be a final determination that SulphCo KorAsia could not repay the loan and accrued interest (see Note 5).

3.	Property and Equipment and Intangible Assets

The following is a summary of property and equipment – at cost, less accumulated depreciation and amortization:

	September 30, 2007	December 31, 2006
Equipment	$866,423	$769,385
Computers	220,164	199,582
Office furniture	57,116	57,116
Vehicles	-	3,000
Leasehold improvements	60,307	90,941
	1,204,010	1,120,024
Less: Accumulated D&A	(874,190)	(913,067)
Total	$329,820	$206,957

The following is a summary of intangible assets – at cost, less accumulated amortization.

	September 30, 2007	December 31, 2006
Patents and trademarks	$811,089	$552,908
Less: Accumulated amortization	(75,502)	(44,692)
Total	$735,587	$508,216

Depreciation and amortization expense was approximately $49,000 and $133,000 for the three and nine month periods ended September 30, 2007, respectively.  Depreciation and amortization expense was approximately $60,000 and $183,000 for the three and nine month periods ended September 30, 2006, respectively.

4.	Investment in Joint Venture

In November 2005, the Company and Trans Gulf Petroleum Co. (“Trans Gulf”), a Government of Fujairah company, formed Fujairah Oil Technology LLC (the “LLC”), a United Arab Emirates limited liability company, to implement the Company’s Sonocracking™ desulfurization technology.  The LLC is 50% owned by Trans Gulf Petroleum and 50% owned by the Company.  Fujairah is one of the seven Emirates of the United Arab Emirates. Under the terms of the joint venture, the Company is responsible for contributing its Sonocracking units and the facility that houses them including bearing all costs relating thereto.  Operation and maintenance of the Fujairah test facility is the responsibility of the LLC.  Until the LLC generates revenues, operating expenses of the facility are expected to be funded from capital contributions of the Company.

The LLC’s operations began in 2006.  For the nine-month period ended September 30, 2007, its activities have consisted primarily of leasing office space and acquiring leasehold improvements and office furniture and equipment.  The lease commenced March 15, 2006.  For the three and nine-month periods ended September 30, 2007, the LLC had losses of approximately 80,000 Dirhams and 256,000 Dirhams, respectively (approximately $22,000 and $70,000, respectively).  The Company has expensed these amounts as research and development costs.

Once the LLC begins generating revenues, the LLC agreement contemplates that profits and losses will be shared on a 50/50 basis between Trans Gulf and the Company.  The Company’s 50% share of distributions made by the joint venture will also be subject to other costs and expenses incurred directly by the Company from time to time, including commissions payable directly by the Company to third parties, presently estimated at up to 10% of the Company’s net joint venture profits.  The Company is uncertain that it will be able to recover its investment in the LLC.  Accordingly, the carrying value of the investment has been reduced to zero at September 30, 2007, and December 31, 2006, respectively.  Going forward, and to the extent that the Company continues to incur costs in excess of its investment in the LLC, these costs will be recognized by the Company as research and development costs.

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

In accordance with the terms of our 2004 private placement, we accrued a late registration penalty of approximately $760,000, during the first two quarters of 2005, due to a delay in the effective date of our registration statement filed with the SEC.  Our registration statement was declared effective by the SEC in June 2005.  Accordingly, we have not accrued any additional late registration fees in 2007 other than interest, which accrues on the unpaid penalty amount at the rate of 18% per annum.  As of September 30, 2007 and December 31, 2006, the balance of the late registration penalty (including interest accrued thereon) was approximately $1,060,000 and $958,000, respectively.  However, as of the date of this report no formal demands have been made by investors to pay these fees.

7.	Note Payable

In late April 2007 two events occurred related to the Company’s then outstanding $5 million note payable (the “Note Payable”) to Rudolf W. Gunnerman (“Gunnerman”), the Company’s former Chairman and CEO.  First, the Note Payable was acquired from Gunnerman by a group of investors (the “Investors”).  Second, the Company negotiated a modification to the terms of Note Payable with the Investors and the terms of the Note Payable were modified to (1) extend the maturity date from December 31, 2007 to December 31, 2008 and (2) to add a conversion option to the Note Payable making the Note Payable convertible into the Company’s common stock at a conversion price of $3.80 per share.

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

In connection with the second event, immediately following the acquisition of the Note Payable by the Investors, the Company negotiated a modification of the terms of Note Payable with the Investors and the terms of the Note Payable were modified to (1) extend the maturity date from December 31, 2007 to December 31, 2008 and (2) to add a conversion option to the Note Payable making the Note Payable convertible into the Company’s common stock at a conversion price of $3.80 per share.  According to the provisions of EITF 96-19, a modification of a debt instrument that adds a substantive conversion option is always considered a substantial change.  Therefore, debt extinguishment accounting pursuant to EITF 96-19 is required for this event.  In connection with the conclusion that EITF 96-19 is applicable to this transaction, SulphCo also made the determination that (1) the conversion option was substantive on the date it was added pursuant to the guidance in paragraphs 7-9 of EITF 05-1, (2) the conversion option would not be separately accounted for as a derivative under SFAS 133 since the Note Payable is considered to be “conventional” or “traditional” debt as contemplated in EITF 00-19 and (3) the modification is not within the scope of SFAS 15 as contemplated in paragraph 11 of EITF 02-04 since the Investors are not deemed to have granted a concession (i.e., because the Company’s effective borrowing rate on the modified Note Payable is not less than the effective borrowing rate of the original Note Payable).  As a result, the modification does not give rise to an extinguishment gain or loss.

Contemporaneous with the acquisition of the Note Payable and just prior to the modifications, the Investors acquired warrants from Gunnerman to acquire 1,625,000 shares of the Company’s common stock currently held by Gunnerman.  Since Gunnerman is considered to be a related party and a control person (i.e., since he owned greater than 10% of the Company’s outstanding common stock), the Company has concluded that these actions were taken on behalf and for the benefit of the Company.  Therefore, the warrants will be accounted for as if the Company had directly issued the warrants to the Investors.  Since the warrants were acquired contemporaneous with the issuance of convertible debt, the guidance in EITF 98-5 and EITF 00-27 must be applied.  Using the Black-Scholes option valuation model, the Company has estimated that the fair value of the warrants on the date of grant was approximately $3.0 million.  The fair value of the Note Payable on that date was $5 million (since it has a variable interest rate equal to LIBOR + 0.5% that resets quarterly).  Using these amounts, the Company determined that on a relative fair value basis, approximately $1.9 million of the assumed proceeds of $5 million resulting from the extinguishment should be allocated to the warrants.  After taking into account the effect of the allocation of proceeds to the warrants, the Company determined that the conversion feature that was added to the Note Payable was a beneficial conversion feature (“BCF”) that had to be accounted for pursuant to EITF 98-5 and EITF 00-27.  SulphCo determined that the value of the BCF was in excess of the remaining unallocated debt proceeds.  Therefore, and as is provided in the guidance of EITF 98-5 and EITF 00-27, the extent of the BCF discount is limited to the amount of the remaining unallocated proceeds of $3.1 million.  As a result of the accounting required for the modification of the terms of the Note Payable, a 100% (i.e., $5 million) discount results.  The resulting discount will be accreted into the statement of operations, using the effective interest method, over the remaining term of the Note Payable (i.e., through December 31, 2008) as incremental interest expense.

As of September 30, 2007, the net balance of the Note Payable is:

September 30, 2007
Assumed proceeds from modified Note Payable	$5,000,000
Less:
Discount related to proceeds allocated to warrants	(1,900,000)
Discount related to beneficial conversion feature	(3,100,000)
Net Note Payable balance at April 2007	-
Add:
Discount accretion through September 30, 2007	30,261
Net Note Payable balance at September 30, 2007	$30,261

Interest on the Note Payable is adjusted quarterly based on a London Inter-Bank Offering Rate (“LIBOR”) plus 0.5% per annum, with interest only payments due on December 31 of 2007 and the remaining accrued interest and principal due on December 31, 2008 when the note matures.  Interest related to the Note Payable of $224,570 has been accrued as of September 30, 2007 at the adjusted rate for the quarter of 5.82%.  For the three and nine-month periods ended September 30, 2007, the Company recognized approximately $23,000 and $30,000 of incremental interest expense relative to discount accretion.

8.	Capital Stock

 Other than the stock-based compensation transactions disclosed in Note 11, the Company had the following transactions related to its common stock during the nine months ended September 30, 2007:

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

During the third quarter of 2007, the Company raised $3,752,000 through the exercise of the remaining 1,400,000 2006 Warrants at an exercise price of $2.68 per share, which was a reduction from the original exercise price of $6.805 per share. As previously agreed, the 2006 Warrant Holders received 1,400,000 Additional Warrants to replace all of the warrants that were exercised on a one to one basis. Each Additional Warrant expires three years from the date of issuance and entitles the holder to purchase one share of common stock at $2.68 per share.

During the nine-months ended September 30, 2007, the Company raised approximately $13.2 million through the exercise of warrants held by the Warrant Holders, as described above.

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

As a result of the inducements included in the Agreement described above, during the quarter ended March 31, 2007, 1,952,068 warrants held by the 2004 Warrant Holders and 2,000,000 warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 3,952,068 Additional Warrants.  As a result of the inducements, the Company recorded a non-cash deemed dividend equal to $11,523,885.  The amount of the deemed dividend was estimated to be equal to the sum of the fair value of the inducements as the sum of (1) the incremental fair value conveyed to the 2006 Warrant Holders via the reduction of the exercise price of the 2006 Warrants determined as provided in paragraph 51 of SFAS 123R utilizing the Black-Scholes Valuation Model and (2) the fair value of the 3,952,068 Additional Warrants estimated using the Black-Scholes Valuation Model.  In connection with the preparation of this quarterly report, the Company determined that an error had been made with respect to the calculation of the non-cash deemed dividend as originally reported in the quarterly report for the quarter ended March 31, 2007.  As a result of this error, the Company understated the non-cash deemed dividend for the quarter ended March 31, 2007, by approximately $11.4 million.  On August 14, 2007, the Company filed an amendment to its quarterly report for the quarter ended March 31, 2007 to correct this error.

During the quarter ended June 30, 2007, 600,000 warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 600,000 Additional Warrants.  Therefore, the Company recorded an additional non-cash deemed dividend equal to $1,657,821 that was estimated using the Black-Scholes Valuation Model.

During the quarter ended September 30, 2007, the remaining 1,400,000 warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 1,400,000 Additional Warrants.  Therefore, the Company recorded an additional non-cash deemed dividend equal to $3,937,415 that was estimated using the Black-Scholes Valuation Model.

During the three and nine-month periods ended September 30, 2007, the Company recognized total non-cash deemed dividends of $3,937,415 and $17,119,121, respectively (which includes the effect of the error discussed above).

10.	Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  Potentially dilutive securities include options and warrants to acquire the Company’s common stock and convertible debt.  As of September 30, 2007, there were approximately 8.9 million shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were disregarded in the computations of diluted net loss per share for three and nine-month periods ended September 30, 2007, because inclusion of such potentially dilutive securities would have been anti-dilutive.

11.	Stock Plans and Stock-Based Compensation

In accordance with the provisions of SFAS 123R, the Company records stock-based compensation expense for all share-based payment arrangements, including stock options, warrants and restricted stock grants.  Total stock-based compensation for the three and nine-month periods ended September 30, 2007 and 2006 was approximately $1.0 million, $1.1 million, $3.3 million, and $3.6 million, respectively.

Stock Option Grants – Directors, Officers and Employees

During the three and nine-month periods ended September 30, 2007 and 2006, the Company granted 452,500, none, 1,337,500 and 1,125,000 stock options, respectively, to its directors, officers and employees.  The stock-based compensation expense for these stock options for the three and nine-month periods ended September 30, 2007 and 2006 was approximately $0.9 million, $0.8 million, $2.6 million and $1.7 million.  The fair value of these stock options was estimated using the Black-Scholes options pricing model with the following assumptions:

Three Months Ended September 30, 2007 and 2006	2007	2006
Valuation Assumptions:
Expected Term (years)	5.0 – 5.5	-
Expected Volatility	139.6% - 139.9%	-
Expected Dividend Rate	-	-
Risk Free Interest Rate	4.52% - 4.80%	-
Weighted Average Grant Date Fair Value	$3.09 - $3.53	-

Nine Months Ended September 30, 2007 and 2006	2007	2006
Valuation Assumptions:
Expected Term (years)	5.0 – 6.5	1.5 - 3
Expected Volatility	139.6% - 149.5%	117% - 147%
Expected Dividend Rate	-	-
Risk Free Interest Rate	4.52% - 5.10%	5.2%
Weighted Average Grant Date Fair Value	$2.46 - $3.66	$3.72 - $5.50

Of the options to acquire 452,500 shares of the Company’s common stock granted during the third quarter of 2007, options to acquire 300,000 shares relate to grants of 100,000 shares each to three of the Company’s Board members to replace restricted stock grants of 50,000 shares each that were rescinded by the Company.  Historically, it has been the custom of the Company to grant restricted shares of its common stock to new Board members upon joining the Company’s Board.  The grants of the 150,000 shares of restricted common stock were made subsequent to the Company having listed its shares on the American Stock Exchange (the “AMEX”).  Included among the many AMEX listing requirements is a requirement that grants of the Company’s common stock to Directors and certain other persons be approved by a vote of the Company shareholders.  In connection with these grants, the Company did not obtain prior shareholder approval and therefore determined that it was appropriate to rescind the prior grants in lieu of calling a special meeting of the shareholders to obtain the requisite approval.  The Company recorded a charge of approximately $0.4 million relating to the excess of the fair value of the replacement options granted to replace the rescinded restricted stock grants over the fair value of the rescinded restricted stock grants on the date the replacement options were granted.  Also included in the options to acquire 452,500 shares of the Company’s common stock granted during the third quarter of 2007, is an option to acquire 150,000 shares of the Company’s common stock that was granted to Edward G. Rosenblum in connection with his appointment, on August 1, 2007, to the Company’s Board of Directors.  In connection with the grant to Mr. Rosenblum, the Company recorded a charge of approximately $0.5 million.

Stock Option Grants – Non-Employees

During the three and nine-month periods ended September 30, 2007 and 2006, the Company granted 50,000, none, 100,500 and 54,500 stock options, respectively, to non-employees.  The stock-based compensation expense for these stock options for the three and nine-month periods ended September 30, 2007 and 2006 was approximately $27,000, none, $27,000 and $0.4 million, respectively.  The fair value of these stock options was estimated using the Black-Scholes options pricing model with the following assumptions:

Three Months Ended September 30, 2007 and 2006	2007	2006
Valuation Assumptions:
Expected Term (years)	2.6	-
Expected Volatility	104.8%	-
Expected Dividend Rate	-	-
Risk Free Interest Rate	4.12%	-
Weighted Average Grant Date Fair Value	$3.46	-

Nine Months Ended September 30, 2007 and 2006	2007	2006
Valuation Assumptions:
Expected Term (years)	2.6 - 4	1.5 - 3
Expected Volatility	104.8% - 144.3%	129% - 162%
Expected Dividend Rate	-	-
Risk Free Interest Rate	4.12% - 5.00%	5.00%
Weighted Average Grant Date Fair Value	$3.18 - $3.46	$4.03 - $6.81

The option to acquire 50,000 shares of Company stock granted in the three month period ended September 30, 2007 (the “Mustang 2007 Option”), relates to an option that was previously granted to Mustang International, L.P. (“Mustang”) by the Company in 2006 (the “Mustang 2006 Option”).  In August of 2007, the Company and Mustang agreed to amend the previously granted option and change the exercise price from $6.00 to $3.50 per share.  For accounting purposes, the Company is deemed to have reacquired the Mustang 2006 Option by virtue of the issuance of the Mustang 2007 Option.  On the date of reacquisition, the fair value of the Mustang 2007 Option exceeded the fair value of the Mustang 2006 Option by approximately $27,000.  This excess fair value was fully expensed since the Mustang 2007 Option was fully vested on the date of issuance.

During the quarter ended September 30, 2007, the Company terminated a consulting contract that was entered into on June 28, 2007, with Edward G. Rosenblum.  As consideration for entering into the consulting contract, the Company had agreed to grant Mr. Rosenblum an option to acquire 50,500 shares of the Company’s common stock.  On August 1, 2007, Mr. Rosenblum was appointed to the Company’s Board of Directors.  As a result and in connection therewith, the Company and Mr. Rosenblum agreed to mutually terminate this consulting contract, including the forfeiture of the option to acquire 50,500 shares of the Company’s common stock.  Therefore, no expense has been or will be recognized relative to this now terminated agreement.

Restricted Stock Grants – Directors, Officers and Employees

During the three and nine-month periods ended September 30, 2007 and 2006, the Company granted 43,353, 50,000, 313,559 and 150,000 shares, respectively, of restricted stock to its directors and officers.  All of the restricted shares granted during these periods were valued by reference to the market price of the Company’s stock on the date of grant.  In connection with his appointment to the Company’s Board of Directors, the Company granted Mr. Rosenblum 43,353 shares of restricted common stock in lieu of the annual cash retainer he would have otherwise been entitled to.

During the three and nine-month periods ended September 30, 2007, the Company rescinded prior restricted stock grants for 150,000 and 200,000 shares of restricted stock, respectively.  These cancellations are discussed above in “Stock Option Grants – Directors, Officers and Employees.”

     The stock-based compensation expense for the restricted stock grants for the three and nine-month periods ended September 30, 2007 and 2006 was $0.1 million, $0.3 million, $0.7 million and $1.4 million, respectively.

Restricted Stock Grants – Non-Employees

During the three and nine-month periods ended September 30, 2007 and 2006, the Company granted none, none, none and 17,500 shares, respectively, of restricted stock to non-employees.  All of the restricted shares granted during these periods were valued by reference to the market price of the Company’s stock on the date of grant.

     The stock-based compensation expense for the restricted stock grants for the three and nine-month periods ended September 30, 2007 and 2006 was none, none, none and $0.1 million, respectively.

12.	Commitments and Contingencies

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist mainly of cash equivalents.  The Company maintains amounts in three U.S. accounts, two checking accounts and a money market account on deposit with two financial institutions, which exceed federally insured limits by approximately $6.0 million at September 30, 2007. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

Commitments Under Non-Cancelable Operating Leases

In May 2007, the Company entered into an agreement to lease a facility in Houston, Texas. The lease has an effective term of sixty months, expiring in June 2012 at $12,240 per month. In May 2007, the Company also entered into lease agreements for facilities it maintains in Reno, Nevada and Sparks, Nevada, each with thirty six month lease terms, with lease amounts of $8,757 and $2,765 per month, respectively.

Registration Payment Arrangements

As is discussed in Notes 8 and 9 above, the Company executed the Agreement with the Warrant Holders.  The Agreement contained registration provisions that required that the Company:

•
use commercially reasonable efforts to prepare and file a registration statement (the “Additional Registration Statement”) to cover all shares of common stock issuable under the Additional Warrants as soon as possible, but in no event later than 90 days after March 12, 2007 and

•
use commercially reasonable efforts to prepare and file a post-effective amendment to the registration statement covering the 2004 Warrants (the “Post-Effective Amendment”) as soon as possible, but in no event later than 5 business days after April 2, 2007, the date the Company filed its 2006 Form 10-K.

The registration provisions further provided that in the event the Company does not file the Additional Registration Statement and the Post Effective Amendment within the required time frames (each, an “Event”), each of the Warrant Holders shall be entitled to receive on the date of such Event (the “Event Date”) an amount in cash, as partial liquidated damages and not as a penalty, equal to 1% of the aggregate exercise price paid by the Warrant Holders; and on each monthly anniversary of the Event Date thereof (if the applicable Event had not been cured), the Company shall pay the Warrant Holders an amount in cash, as partial liquidated damages and not as a penalty, 1% of the aggregate purchase price paid by the Warrant Holders (the “Liquidated Damages”).  The Liquidated Damages shall not exceed 12% of the aggregate purchase price paid by the Warrant Holders.    The maximum amount of Liquidated Damages that the Company could be required to pay under the registration provisions is approximately $950,000.

The Company filed both the Additional Registration Statement and the Post-Effective Amendment within the required time frames and therefore does not expect to incur any Liquidated Damages.

Litigation Contingencies

There are various claims and lawsuits pending against the Company arising in the normal course of the Company’s business.  Although the amount of liability at September 30, 2007 cannot be ascertained, management is of the opinion that these claims and lawsuits will not materially affect the Company’s financial position.  We have and will continue to devote significant resources to our defense, as necessary.

The following paragraphs set forth the status of litigation as of September 30, 2007.

Clean Fuels Litigation
In Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., Case No. CV05-01346 (Second Judicial District, County of Washoe) the Company, Rudolf W. Gunnerman, Peter Gunnerman, and RWG, Inc., were named as defendants in a legal action commenced in Reno, Nevada.  The Plaintiff, Clean Fuels Technology later assigned its claims in the lawsuit to EcoEnergy Solutions, Inc., which entity was substituted as Plaintiff.  In general, Plaintiff EcoEnergy Solutions, Inc. alleged claims relating to ownership of the “sulfur removal technology” originally developed by Professor Teh Fu Yen and Dr. Gunnerman with financial assistance provided by Dr. Gunnerman, and subsequently assigned to the Company.  On September 14, 2007, after a jury trial and extensive post-trial proceedings, the trial court entered final judgment against Plaintiff EcoEnergy Solutions, Inc. on all of its claims.  Per the final judgment, all of Plaintiff’s claims were resolved against Plaintiff and were dismissed with prejudice.  In addition, the trial court found that the Company was the prevailing party in the lawsuit and entered judgment in favor of the Company and against Plaintiff of approximately $124,000, with post-judgment interest.  Plaintiff appealed the judgment on October 5, 2007.  As of September 30, 2007, no liability has been accrued relative to this action.

Talisman Litigation
In Talisman Capital Talon Fund, Ltd. v. Rudolf W.Gunnerman and SulphCo, Inc., Case No. 05-CV-N-0354-BES-RAM, the Company and Rudolf W. Gunnerman were named as Defendants in a legal action commenced in federal court in Reno, Nevada. The Plaintiff alleged claims relating to the Company's ownership and rights to develop its "sulfur removal technology." The Company regards these claims as without merit. Discovery in this case formally concluded on May 24, 2006. On September 28, 2007, the court granted, in part, the Defendants' motion for summary judgment and dismissed the Plaintiff's claims for bad faith breach of contract and unjust enrichment that had been asserted against Rudolf Gunnerman. The court denied the Plaintiff's motion for partial summary judgment. No trial date has yet been set. As of September 30, 2007, no liability has been accrued relative to this action.

McLelland Arbitration
In The Matter of the Arbitration between Stan L. McLelland v. SulphCo, Inc., Mr. McLelland, who was the Company's president from August 13, 2001, until he resigned on September 12, 2001, sought to exercise options to purchase two million (2,000,000) shares of the Company’s common stock at 50 cents per share, as well as salary for the six months following his resignation and $20,000 of alleged unpaid commuting expenses.  Following the arbitration hearings, on July 24, 2007, the Company received notice that the Arbitrator had denied Mr. McLelland’s claim for the options.  The Arbitrator did award salary of $125,000 plus interest from October 1, 2001 until paid, and $5,000 (without interest) out of the $20,000 of alleged unpaid commuting expenses.  In connection with the resolution of this matter, the Company recognized a charge for these amounts in the quarter ended June 30, 2007 which were later paid during the quarter ended September 30, 2007.

Neuhaus Litigation
On October 20, 2006, Mark Neuhaus filed a lawsuit against the Company and Rudolf W. Gunnerman, Mark Neuhaus v. SulphCo, Inc., Rudolph W. Gunnerman, in the Second Judicial District Court, in and for the County of Washoe, Case No. CV06-02502, Dept. No. 1.  The lawsuit is based on a purported Non-Qualified Stock Option Agreement and related Consulting Agreement between Mark Neuhaus and the Company dated March of 2002.  Mark Neuhaus claims that according to the terms of the Non-Qualified Stock Option Agreement, he was granted an option to purchase three million (3,000,000) shares of the Company’s common stock at the exercise price per share of $0.01. On or about February of 2006, Mark Neuhaus attempted to exercise the option allegedly provided to him under the Non-Qualified Stock Option Agreement. At that time, the Company rejected Mr. Neuhaus’s attempt to exercise the option.  Thereafter, Mr. Neuhaus filed this lawsuit seeking to enforce the Non-Qualified Stock Option Agreement.  In his suit, Mr. Neuhaus includes claims for specific performance, breach of contract, contractual breach of the covenant of good faith and fair dealing, and tortious breach of the covenant of good faith and fair dealing.  He requested that the Court compel the Company to issue the shares or alternatively to award him damages equal to the fair market value of the three million (3,000,000) shares of stock when he purported to exercise the options, minus the exercise price.  On December 7, 2006, the Company moved to dismiss the lawsuit.  On January 4, 2007, the Court issued an Order denying the motion on the ground that there were factual issues to be resolved which prevented dismissal at that time.  The Company filed an Answer to the Complaint, as well as a counterclaim against Mr. Neuhaus and a cross claim against Rudolf W. Gunnerman on March 29, 2007.   That cross-claim against Dr. Gunnerman was subsequently voluntarily discontinued, without prejudice.  As of September 30, 2007, no liability has been accrued relative to this action.  The Company regards the claim as without merit.

Mr. Neuhaus filed a motion to dismiss the counterclaim on April 11, 2007, which the Company opposed.  On July 20, 2007, the Court issued an Order granting Mr. Neuhaus’ Motion to Dismiss.  The Court found that Nevada was not the proper venue for the counterclaim and that the Nevada Courts did not have jurisdiction over the counterclaim.  The Company has filed an action in the New York State Supreme Court seeking to obtain the same relief as was sought in the counterclaim that was dismissed.

Trial in this action, which was previously set for September 24, 2007, has been rescheduled for July 14, 2008.

Hendrickson Derivative Litigation
On January 26, 2007, Thomas Hendrickson filed a shareholder derivative claim against certain current and former officers and directors or the Company in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe. The case is known as Thomas Hendrickson, Derivatively on Behalf of SulphCo, Inc. v. Rudolf W. Gunnerman, Peter W. Gunnerman, Loren J. Kalmen, Richard L. Masica, Robert Henri Charles Van Maasdijk, Hannes Farnleitner, Michael T. Heffner, Edward E. Urquhart, Lawrence G. Schafran, Alan L. Austin, Jr., Raad Alkadiri and Christoph Henkel, Case No. CV07-00137, Dept. No. B6.  The complaint alleges, among other things, that the defendants breached their fiduciary duty to the Company by failing to act in good faith and diligence in the administration of the affairs of the Company and in the use and preservation of its property and assets, including the Company’s credibility and reputation.  The Company and the Board had intended to file a Motion for Dismissal with the Court, based upon the Plaintiff’s failure to make a demand upon the Board. On July 10, 2007, the Company received notice that a stipulation (the “Stipulation”) of voluntary dismissal without prejudice had been entered, with an effective date of July 3, 2007, regarding this action.  The Stipulation provides that in connection with the dismissal of this action each of the parties will bear their own costs and attorney fees and thereby waive their rights, if any, to seek costs and attorney fees from the opposing party.  Further, neither the plaintiff nor his counsel has received any consideration for the dismissal of this action, and no future consideration has been promised.

Cullen Litigation
On June 26, 2006, the Company filed an action, SulphCo, Inc. v. Cullen, in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No. CV06-01490, against Mark Cullen arising out of Mr. Cullen’s alleged breach of a secrecy agreement that he had executed when employed by GRD, Inc., whose claims have accrued to the Company. The lawsuit seeks damages, a constructive trust, and an order requiring Mr. Cullen to assign to the Company certain intellectual property in the form of patent applications (as well as a now-issued patent) that he filed following his departure from the Company.  On October 23, 2006, Mr. Cullen moved to dismiss the Company’s complaint; the motion was denied. On February 26, 2007, Mr. Cullen filed an amended answer to the Company’s complaint. That Answer included counterclaims for breach of contract, unfair competition, interference with contractual relations, and interference with prospective economic advantage. The entire case was dismissed without prejudice on April 25, 2007, but the Company retains the ability to revive its claims at a later date.

13.	Related Party Transactions

During the three and nine-month periods ended September 30, 2007, the Company made payments to totaling approximately $127,000 and $330,000, respectively to Ma’rkisches Werk Halver, GmbH (“MWH”) in connection with ongoing probe development activities.  Edward E. Urquhart, a member of the Company’s Board of Directors since August 2006, has been the Chief Executive Officer of MWH since July 2003.  No payments were made to MWH during the three and nine-month periods ended September 30, 2006

On April 15, 2007, the Company entered into a month-to-month operating lease agreement with Michael T. Heffner, a Director of the Company.  Under the lease agreement, the Company leases a furnished apartment for officer’s use in Reno, Nevada for $1,500 per month that can be cancelled at anytime by either party.  During the three and nine-month periods ended September 30, 2007, the Company recognized $4,500 and $8,300, respectively, in lease expense relative to this agreement.  The Company terminated this agreement effective September 30, 2007.

On April 16, 2007, with a retroactive effective date of February 10, 2007, the Company entered into a 30 day consulting contract with Vincent van Maasdijk, the son of Robert van Maasdijk who is the Chairman of the Company’s Board of Directors, to serve as the Fujairah Operations Manager.  After each 30 day term, the consulting contract automatically renews for the next 30 days unless either party stipulates otherwise in writing.  As Fujairah Operations Manager, Mr. van Maasdijk’s responsibilities will include overseeing the construction and operation of the Company’s facility in Fujairah, United Arab Emirates.  Under the terms of the contract, Mr. van Maasdijk will receive a monthly payment of $5,000 plus reimbursement of all reasonable out-of-pocket expenses, in accordance with the Company’s applicable policies and procedures.  For the three and nine-month periods ended September 30, 2007, the total expense recognized by the Company under this arrangement was approximately $22,000 and $61,000, respectively.

Historically, the Company had maintained a consulting contract with RWG, Inc., a company wholly-owned by Dr. Rudolf Gunnerman, the Company’s former Chairman and CEO.  This contract was terminated in January 2007 contemporaneous with Dr. Gunnerman’s dismissal from the Company.  During the three and nine-month periods ended September 30, 2007 and 2006, the total expense recognized by the Company under this arrangement was none, $240,000, $120,000 and $500,000, respectively.  Of the amounts paid during the three and nine-month periods ended September 30, 2007, $200,000 was paid in connection with a settlement in the second quarter of 2007 between the Company and Dr. Gunnerman.

The Company had a consulting agreement with Peak One Consulting, Inc., a company wholly-owned by Richard L. Masica, a Director of the Company until his retirement from the Board in June 2007.  No amounts were paid to Mr. Masica under this consulting agreement during the three and nine-month periods ended September 30, 2007.  During the three and nine-month periods ended September 30, 2006, the total expense recognized for technical consulting and expense reimbursement by the Company under this contract was approximately zero and $32,000, respectively.

The Company had a consulting arrangement with Michael T. Heffner, a Director of the Company until his resignation from the Company’s Board of Directors in the second quarter of 2006.  Therefore, no amounts were paid to Mr. Heffner under this consulting agreement during the three and nine-month periods ended September 30, 2007.  During the three and nine-month periods ended September 30, 2006, the total expense recognized for technical consulting and expense reimbursement by the Company under this contract was approximately $19,386 and $56,521, respectively.

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

Recent and Ongoing Testing Activities

On August 8, 2007, the Company announced that it had commissioned the first phase of the test facility in Fujairah, UAE.  The commissioning included the completion of infrastructure and ancillary facilities, including electric, cooling, water tanks, sludge tanks, pumps, control systems, a water separator and external feed lines, sufficient to allow continuous operation of one of the six commercial scale 30,000 bpd Sonocracking units installed at the test facility.

On October 23, 2007, the Company announced that despite testing curtailments due to transportation issues unrelated to the Company’s process equipment, it was able to conduct limited test runs on a medium crude oil (32.9 degree API and 1.6% sulphur content by weight) employing the Company’s latest probe design.  The results of these tests showed up to a 47% reduction in sulphur content by weight on successive test runs, as compared to 17% under the same test conditions utilizing an earlier probe design.  These results are preliminary and may change as future tests are run.

On November 2, 2007, the Company announced that in concert with its European test partner, it had commenced continuous test runs of a heavy crude oil (16.5 degree API and 0.5% sulphur content by weight) through a 15,000 barrel per day Sonocracking unit.  The trial runs began on October 30, 2007, and continued through November 1, 2007.  The run times ranged between nine hours to more than 19 hours without interruption.  The Sonocracking unit was exposed to rigorous test conditions, at times running at 105% of maximum design flow rates.  After the test data has been analyzed, it is currently anticipated that testing will resume later in the month of November.  The Company, with the consent of its European testing partner, will release the testing results will only after sufficient data has been compiled and appropriate analyses have been performed.  As of the date of this report, the Company has not received these laboratory reports.

Three and nine-months ended September 30, 2007 compared to the three and nine-months ended September 30, 2006

Research and Development Expenses

For the three and nine-month periods ended September 30, 2007, we incurred expenses of approximately $1.2 million and $4.2 million, respectively, related to research and development of our Sonocracking technology.  This compares to expenses of approximately $2.5 million and $22.1 million, respectively, for the comparable periods in 2006.  During the three and nine-month periods ended September 30, 2007, we incurred approximately $0.4 million and $1.7 million, respectively, related to the test facility in Fujairah, UAE.  This compares to expenses of $1.8 million and $19.2 million, respectively, for the comparable periods in 2006.

For the three and nine-month periods ended September 30, 2007, we paid approximately $58,000 and $392,000, respectively, to our engineers and other research and development employees as wages and related benefits for design and testing of our Sonocracker units.  This compares to expenses of approximately $181,000 and $576,000, respectively, for the comparable periods in 2006.  For the three and nine-month periods ended September 30, 2007, approximately $214,000 and $908,000 in expenses, respectively, were incurred for the procurement of control panels, probes, centrifuges, and generators related to the ongoing research and development of our units.  This compares to expenses of approximately $311,000 and $1,758,000, respectively, for the comparable periods in 2006.  The balance of our research and development expenses are recurring monthly expenses related to the maintenance of our warehouse facilities.

We expect our research and development expenses to decrease significantly as we successfully transition into generating revenue.  Thereafter, research and development will continue as needed to enhance our technology.

Selling, General and Administrative Expenses

For the three and nine-month periods ended September 30, 2007, we incurred approximately $3.2 million and $10.2 million, respectively, in selling, general and administrative expenses.  This compares to expenses of approximately $3.3 million and $11.4 million, respectively, for the comparable periods in 2006.  The amounts for the three and nine-month periods ended September 30, 2007, include stock-based compensation of $1.0 million and $3.3 million, respectively.

Legal fees were approximately $0.6 million and $2.3 million for the three and nine-months ended September 30, 2007, respectively.  This compares to expenses of approximately $1.0 million and $4.3 million, respectively, for the comparable periods in 2006.  This represents decreases of $0.4 million and $2.0 million, respectively, relative to the comparable periods in 2006.  These decreases were primarily due to the resolution of a lawsuit against the Company late in 2006.  We expect to continue to incur significant litigation fees through the end of 2007.

Consulting fees, payroll and related expenses were approximately $0.9 million and $2.6 million for the three and nine-months ended September 30, 2007, respectively.  This compares to expenses of approximately $1.3 million and $3.8 million, respectively, for the comparable periods in 2006.  This represents decreases of $0.4 million and $1.2 million, respectively relative to the comparable periods in 2006.

Travel and travel related expenses were approximately $0.2 million and $0.8 million for the three and nine-month periods ended September 30, 2007, respectively.  This compares to expenses of approximately $0.4 million and $0.9 million, respectively, for the comparable periods in 2006.  These decreases were due to the less frequent meetings with the European manufacturers of our equipment and with our joint venture partner in Fujairah, United Arab Emirates as we near completion of stage one at the test facility in Fujairah.

Director fees were approximately $1.0 million and $2.8 million for the three and nine-months ended September 30, 2007, respectively.  This compares to expenses of approximately $0.3 million and $1.4 million, respectively, for the comparable periods in 2006. Director fees for the 2007 periods relate to the annual option grants to acquire 750,000 shares of common stock awarded to the Directors valued at approximately $1.1 million and the grant of approximately 264,000 shares of restricted stock in lieu of the Directors’ annual cash retainer valued at approximately $1.0 million.  Director fees for the 2006 periods include a grants of 50,000 shares of restricted common stock each to two of the Company’s Directors (Michael T. Heffner and Edward E. Urquhart) valued at approximately $0.7 million and a grant of an option to acquire 125,000 shares of common stock to another Director (Robert van Maasdijk) valued at approximately $0.7 million.

In May of 2007, the Company entered into agreements to lease office/warehouse facilities in Houston, Texas, the new location of its corporate headquarters, and office facilities in Reno, Nevada. Office lease expense was approximately $82,000 and $301,000 for the three and nine-month periods ended September 30, 2007, respectively.  This compares to office lease expense of $112,000 and $328,000, respectively, for the comparable periods in 2006.

The remainder of the amounts incurred relate to normal recurring operating expenses such as utilities, marketing, and investor relations.

Interest Expense

Interest expense was approximately $112,000 and $414,000 for the three and nine-month periods ended September 30, 2007, respectively, reflecting increases of approximately 8.05% and 20.4%, respectively, over comparable periods in 2006.  The majority of the increase for the three month-period is a result of the Company incurring approximately $0.1 million in interest related to the settlement of litigation.

Late Registration Penalty

In accordance with the terms of our 2004 private placement, we accrued a late registration penalty of approximately $760,000, during the first two quarters of 2005, due to a delay in the effective date of our registration statement filed with the SEC.  Our registration statement was declared effective by the SEC in June 2005.  Accordingly, we have not accrued any additional late registration fees in 2007 other than interest of approximately $103,000, which accrues on the unpaid penalty amount at the rate of 18% per annum.  However, as of the date of this report no formal demands have been made by investors to pay these fees.

Depreciation and Amortization

For the three and nine-month periods ended September 30, 2007, depreciation and amortization expense related to property and equipment and intangible assets was approximately $49,000 and $133,000, respectively.  This compares to expenses of approximately $60,000 and $0.2 million, respectively, for the comparable periods in 2006.

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

As a result of the inducements included in the Agreement described above, during the quarter ended March 31, 2007, 1,952,068 warrants held by the 2004 Warrant Holders and 2,000,000 warrants held by the 2006 Warrant Holders were exercised, resulting in the grant of 3,952,068 Additional Warrants.  As a result of the inducements, the Company recorded a non-cash deemed dividend equal to $11,523,885.  In connection with the preparation of this quarterly report, the Company determined that an error had been made with respect to the calculation of the non-cash deemed dividend as originally reported in the quarterly report for the quarter ended March 31, 2007.  As a result of this error, the Company understated the non-cash deemed dividend for the quarter ended March 31, 2007, by approximately $11.4 million.  On August 14, 2007, the Company filed an amendment to its quarterly report for the quarter ended March 31, 2007 to correct this error.

During the quarter ended September 30, 2007, the remaining 1,400,000 warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 1,400,000 Additional Warrants.  Therefore, the Company recorded an additional non-cash deemed dividend equal to $3,937,415.

For the three and nine-month periods ended September 30, 2007, the Company recognized total non-cash deemed dividends of $3,937,415 and $17,119,121, respectively (inclusive of the effect of the error discussed above).

 Net Loss and Net Loss Attributable to Common Stockholders

We incurred net losses of approximately $4.4 million and $14.6 million for the three and nine-month periods ended September 30, 2007, respectively.  This compares to net losses of approximately $5.7 million and $33.5 million for the comparable periods in 2006.  This decrease in net losses in the 2007 periods relative to the 2006 period is primarily a result of the decrease in research and development expenses related to the development and construction of the test facility in Fujairah, UAE.

We incurred net losses attributable to common stockholders of approximately $8.4 million and $31.8 million for the three and nine-month periods ended September 30, 2007, respectively.  This compares to net losses attributable to common stockholders of approximately $5.7 million and $33.5 million for the comparable periods in 2006.  The difference is solely attributable to the deemed dividends of approximately $3.9 million and $17.1 million for the three and nine-month periods ended September 30, 2007.

Liquidity and Capital Resources

Fujairah Oil Technology, LLC Project

In November 2005, the Company and Trans Gulf Petroleum Co. (“Trans Gulf”), a Government of Fujairah company, formed Fujairah Oil Technology LLC (the “LLC”), a United Arab Emirates limited liability company, to implement the Company’s Sonocracking™ desulfurization technology. The LLC is 50% owned by Trans Gulf and 50% owned by the Company. Under the terms of the joint venture, the Company is responsible for contributing its Sonocracking units and the facility that houses them including bearing all costs relating thereto.  Operation and maintenance of the Fujairah test facility is the responsibility of the joint venture.  Until the LLC generates revenues, operating expenses of the Fujairah Sonocracking facility are expected to be funded from capital contributions of the Company.  We do not expect to have material operating expense until commercial operations commence.

Once the LLC begins generating revenues, the LLC agreement contemplates that profits and losses will be shared on a 50/50 basis between Trans Gulf and the Company.  The Company’s 50% share of distributions made by the joint venture will also be subject to other costs and expenses incurred directly by the Company from time to time, including commissions payable directly by the Company to third parties, presently estimated at up to 10% of the Company’s net joint venture profits.

We continued construction of an 180,000 bbl/day Sonocracking™ plant in Fujairah, UAE throughout 2006.  Over the course of the 2006, over $20 million was invested in the facility.  Although progress in 2006 was hampered with delays due to poor execution by our construction contractor, several steps have been taken to remediate those issues.  On August 8, 2007, the Company announced that it had commissioned the first phase of the facility.  The commissioning included the completion of infrastructure and ancillary facilities, including electric, cooling, water tanks, sludge tanks, pumps, control systems, a water separator and external feed lines, sufficient to allow continuous operation of one of the six commercial scale 30,000 bpd Sonocracking units installed at the facility.

Liquidity

Working capital at September 30, 2007, was approximately $2.8 million.  As of September 30, 2007, we had current assets of approximately $6.5 million comprised primarily of cash and cash equivalents of approximately $6.2 million.  As of September 30, 2007, we had current liabilities of approximately $3.6 million comprised primarily of accounts payable and accrued expenses of approximately $2.0 million and a late registration penalty of approximately $1.1 million.  Accounts payable and accrued liabilities include legal fees related to pending litigation of approximately $0.2 million and equipment construction and installation costs of approximately $1.7 million.  The late registration penalty includes approximately $1.1 million in late fees and interest relating to delays in the effective date of an SEC registration statement in 2004 and 2005 relating to the late registration penalty discussed above.

As of October 31, 2007, we had cash and cash equivalents of $5.7 million.  Based upon our expected levels of expenditures and anticipated needs, we anticipate that our existing capital resources will be sufficient to fund our cash requirements through the end of 2007 and into the first quarter of 2008.  Our ability to meet future capital requirements will depend primarily upon debt and equity financings, third party lease financing of Sonocracking equipment and components, and proceeds from future exercises of outstanding warrants and options.  Presently, we have no binding commitments for additional financings.  To date, we have generated no material revenues from our business operations.  We are unable to predict when or if we will be able to generate future revenues from commercial activities or the amounts expected from such activities.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

During the third quarter of 2007, the remaining 1,400,000 2006 Warrants were exercised at an exercise price of $2.68 per share resulting in proceeds to the Company of $3,752,000. As previously agreed, the Warrant Holders received 1,400,000 Additional Warrants to replace all of the warrants that were exercised on a one to one basis. Each Additional Warrant expires three years from the date of issuance and entitles the holder to purchase one share of common stock at $2.68 per share.  As a result of the issuance of these Additional Warrants, during the third quarter the Company recognized a non-cash deemed dividend of approximately $3.9 million.

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

In 2004, we conducted two private placements with institutional and other third party investors for the sale of units consisting of our common stock, warrants, and rights to acquire additional stock and warrants, generating net cash proceeds of approximately $4.6 million.  An additional amount of approximately $3.8 million was generated in 2005 and approximately $7.8 million was generated in the first quarter of 2006 from the exercise of outstanding rights and warrants.

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

Forward-looking statements are only predictions.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in “Part II, Item 1A. Risk Factors” section contained herein, as well as the risk factors described in the Company’s Form 10-Q for the quarter ended September 30, 2007 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). These documents are available through our web site, http://www.sulphco.com, or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

As of September 30, 2007, the Company had variable rate debt aggregating $5.0 million. The variable rate debt exposes the Company to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from September 2007 levels, interest expense would increase by approximately $50,000 annually. The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s chief executive officer and chief financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “1934 Act”)) as of September 30, 2007, the end of the period covered by this Form 10-Q.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective.

Previously, as of December 31, 2006, and in subsequent quarters through June 30, 2007 we concluded that our disclosure controls and procedures regarding information required to be included in our 34 Act reports were not effective due to certain identified material weaknesses including that:

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

Beginning in the first quarter of 2007, the Company began taking corrective actions to address these material weaknesses, including the appointment of a new CEO and a new President.  In the second quarter of 2007, the Company continued these corrective actions with its appointment of a new CFO.  As a result of these corrective actions and the Company’s remediation efforts during the period ended September 30, 2007, the Company concluded that, as of September 30, 2007, its disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Clean Fuels Litigation
In Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., Case No. CV05-01346 (Second Judicial District, County of Washoe) the Company, Rudolf W. Gunnerman, Peter Gunnerman, and RWG, Inc., were named as defendants in a legal action commenced in Reno, Nevada.  The Plaintiff Clean Fuels Technology later assigned its claims in the lawsuit to EcoEnergy Solutions, Inc., which entity was substituted as Plaintiff.  In general, Plaintiff EcoEnergy Solutions, Inc. alleged claims relating to ownership of the “sulfur removal technology” originally developed by Professor Teh Fu Yen and Dr. Gunnerman with financial assistance provided by Dr. Gunnerman, and subsequently assigned to the Company.  On September 14, 2007, after a jury trial and extensive post-trial proceedings, the trial court entered final judgment against Plaintiff EcoEnergy Solutions, Inc. on all of its claims.  Per the final judgment, all of Plaintiff’s claims were resolved against Plaintiff and were dismissed with prejudice.  In addition, the trial court found that the Company was the prevailing party in the lawsuit and entered judgment in favor of the Company and against Plaintiff of approximately $124,000, with post-judgment interest.  Plaintiff appealed the judgment on October 5, 2007.  As of September 30, 2007, no liability has been accrued relative to this action.

Talisman Litigation
In Talisman Capital Talon Fund, Ltd. v. Rudolf W.Gunnerman and SulphCo, Inc., Case No. 05-CV-N-0354-BES-RAM, the Company and Rudolf W. Gunnerman were named as Defendants in a legal action commenced in federal court in Reno, Nevada. The Plaintiff alleged claims relating to the Company's ownership and rights to develop its "sulfur removal technology." The Company regards these claims as without merit. Discovery in this case formally concluded on May 24, 2006. On September 28, 2007, the court granted, in part, the Defendants' motion for summary judgment and dismissed the Plaintiff's claims for bad faith breach of contract and unjust enrichment that had been asserted against Rudolf Gunnerman. The court denied the Plaintiff's motion for partial summary judgment. No trial date has yet been set. As of September 30, 2007, no liability has been accrued relative to this action.

McLelland Arbitration
In The Matter of the Arbitration between Stan L. McLelland v. SulphCo, Inc., Mr. McLelland, who was the Company's president from August 13, 2001, until he resigned on September 12, 2001, sought to exercise options to purchase two million (2,000,000) shares of the Company’s common stock at 50 cents per share, as well as salary for the six months following his resignation and $20,000 of alleged unpaid commuting expenses.  Following the arbitration hearings, on July 24, 2007, the Company received notice that the Arbitrator had denied Mr. McLelland’s claim for the options.  The Arbitrator did award salary of $125,000 plus interest from October 1, 2001 until paid, and $5,000 (without interest) out of the $20,000 of alleged unpaid commuting expenses.  In connection with the resolution of this matter, the Company recognized a charge for these amounts in the quarter ended June 30, 2007 which were later paid during the quarter ended September 30, 2007.

Neuhaus Litigation
On October 20, 2006, Mark Neuhaus filed a lawsuit against the Company and Rudolf W. Gunnerman, Mark Neuhaus v. SulphCo, Inc., Rudolph W. Gunnerman, in the Second Judicial District Court, in and for the County of Washoe, Case No. CV06-02502, Dept. No. 1.  The lawsuit is based on a purported Non-Qualified Stock Option Agreement and related Consulting Agreement between Mark Neuhaus and the Company dated March of 2002.  Mark Neuhaus claims that according to the terms of the Non-Qualified Stock Option Agreement, he was granted an option to purchase three million (3,000,000) shares of the Company’s common stock at the exercise price per share of $0.01. On or about February of 2006, Mark Neuhaus attempted to exercise the option allegedly provided to him under the Non-Qualified Stock Option Agreement. At that time, the Company rejected Mr. Neuhaus’s attempt to exercise the option.  Thereafter, Mr. Neuhaus filed this lawsuit seeking to enforce the Non-Qualified Stock Option Agreement.  In his suit, Mr. Neuhaus includes claims for specific performance, breach of contract, contractual breach of the covenant of good faith and fair dealing, and tortious breach of the covenant of good faith and fair dealing.  He requested that the Court compel the Company to issue the shares or alternatively to award him damages equal to the fair market value of the three million (3,000,000) shares of stock when he purported to exercise the options, minus the exercise price.  On December 7, 2006, the Company moved to dismiss the lawsuit.  On January 4, 2007, the Court issued an Order denying the motion on the ground that there were factual issues to be resolved which prevented dismissal at that time.  The Company filed an Answer to the Complaint, as well as a counterclaim against Mr. Neuhaus and a cross claim against Rudolf W. Gunnerman on March 29, 2007.   That cross-claim against Dr. Gunnerman was subsequently voluntarily discontinued, without prejudice.  As of September 30, 2007, no liability has been accrued relative to this action.  The Company regards the claim as without merit.

Mr. Neuhaus filed a motion to dismiss the counterclaim on April 11, 2007, which the Company opposed.  On July 20, 2007, the Court issued an Order granting Mr. Neuhaus’ Motion to Dismiss.  The Court found that Nevada was not the proper venue for the counterclaim and that the Nevada Courts did not have jurisdiction over the counterclaim.  The Company has filed an action in the New York State Supreme Court seeking to obtain the same relief as was sought in the counterclaim that was dismissed.

Trial in this action, which was previously set for September 24, 2007, has been rescheduled for July 14, 2008.

Hendrickson Derivative Litigation
On January 26, 2007, Thomas Hendrickson filed a shareholder derivative claim against certain current and former officers and directors or the Company in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe. The case is known as Thomas Hendrickson, Derivatively on Behalf of SulphCo, Inc. v. Rudolf W. Gunnerman, Peter W. Gunnerman, Loren J. Kalmen, Richard L. Masica, Robert Henri Charles Van Maasdijk, Hannes Farnleitner, Michael T. Heffner, Edward E. Urquhart, Lawrence G. Schafran, Alan L. Austin, Jr., Raad Alkadiri and Christoph Henkel, Case No. CV07-00137, Dept. No. B6.  The complaint alleges, among other things, that the defendants breached their fiduciary duty to the Company by failing to act in good faith and diligence in the administration of the affairs of the Company and in the use and preservation of its property and assets, including the Company’s credibility and reputation.  The Company and the Board had intended to file a Motion for Dismissal with the Court, based upon the Plaintiff’s failure to make a demand upon the Board. On July 10, 2007, the Company received notice that a stipulation (the “Stipulation”) of voluntary dismissal without prejudice had been entered, with an effective date of July 3, 2007, regarding this action.  The Stipulation provides that in connection with the dismissal of this action each of the parties will bear their own costs and attorney fees and thereby waive their rights, if any, to seek costs and attorney fees from the opposing party.  Further, neither the plaintiff nor his counsel has received any consideration for the dismissal of this action, and no future consideration has been promised.

Cullen Litigation
On June 26, 2006, the Company filed an action, SulphCo, Inc. v. Cullen, in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No. CV06-01490, against Mark Cullen arising out of Mr. Cullen’s alleged breach of a secrecy agreement that he had executed when employed by GRD, Inc., whose claims have accrued to the Company. The lawsuit seeks damages, a constructive trust, and an order requiring Mr. Cullen to assign to the Company certain intellectual property in the form of patent applications (as well as a now-issued patent) that he filed following his departure from the Company.  On October 23, 2006, Mr. Cullen moved to dismiss the Company’s complaint; the motion was denied. On February 26, 2007, Mr. Cullen filed an amended answer to the Company’s complaint. That Answer included counterclaims for breach of contract, unfair competition, interference with contractual relations, and interference with prospective economic advantage. The entire case was dismissed without prejudice on April 25, 2007, but the Company retains the ability to revive its claims at a later date.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.– None.

Item 3.    Defaults Upon Senior Securities. – None.

Item 4.    Submission of Matters to a Vote of Security Holders.– None.

Item 5.   Other Information. – None.

Item 6.    Exhibits

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32.1	Certifications of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SULPHCO, INC. (Registrant)

Date: November 9, 2007	By:	/s/ Larry D. Ryan
Larry D. Ryan Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2007	By:	/s/ Stanley W. Farmer
Stanley W. Farmer Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)