Form 10-K
period 2007-12-31
SULPHCO INC
filed 2008-03-12
CIK 1096560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 001-32636

SULPHCO, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0224817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4333 W. Sam Houston Pkwy N., Suite 190 Houston, TX 77043	(713) 896-9100
(Address and zip code of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share	American Stock Exchange
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☒  Non-accelerated filer ☐     Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was last sold on June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), was $177,497,776.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of Common Stock outstanding on March 1, 2008, was 80,848,416.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2007, are incorporated by reference into Part III of this Form 10-K.

SULPHCO, INC.
2007 FORM 10-K ANNUAL REPORT

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in “Item 1A. Risk Factors” section contained herein, as well as the risk factors and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). These documents are available through our website, http://www.sulphco.com, or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at http://www.sec.gov.

References in this report to “we,” us,” “our company,” and “SulphCo” refer to SulphCo, Inc., a Nevada corporation.

PART I

ITEM 1. BUSINESS

Introduction

We are engaged in the business of developing and commercializing our patented and proprietary technology for the “upgrading” of crude oil by reducing its relative density, its viscosity, and its sulphur and nitrogen content. Our patented and proprietary process, which we refer to as Sonocracking,™ is based upon the novel use of high power ultrasound - the application of high energy, high frequency sound waves – which alters the molecular structure of the crude oil. This decreases the relative density and the viscosity of crude oil and correspondingly increases the amount of lighter oils that can be recovered during the refining processes. Other beneficial changes to the crude oil as a result of the Sonocracking™ technology include a reduction in the weight percentage of sulphur as well as a reduction in the parts per million of nitrogen.

The potential markets for our Sonocracking™ technology and our Sonocracker™ units include crude oil producers (upstream markets), transporters and blenders (mid-stream markets) and refiners (down stream markets). The economic value of crude oil is driven largely by characteristics such as API gravity (relative density), sulphur content and total acid number (“TAN”). Because our technology is designed to decrease the relative density of crude oil and at the same time reduce the sulphur content in a cost-effective way, the successful commercialization of our technology can be expected to produce economic benefits to future customers in these markets.

We maintain our principal executive offices and facilities at 4333 W. Sam Houston Pkwy N., Suite 190, Houston, Texas 77043. Our telephone number is (713) 896-9100. Our corporate website is www.sulphco.com. The information contained on our website is not part of this report.

Business Development Activities Update

The following is an update on the significant activities the Company has been pursuing.

With respect to the Company’s ongoing commercial efforts, we continue to see a high level of interest in the Sonocracking™ process as potential customers see the value that can be driven by the technology. We are pursuing what we believe are opportunities presenting the highest likelihood of success for the technology (i.e., crudes with high sulphur content) and are working with several customers to achieve that goal.

On February 11, 2008, we announced that we had signed an agreement with Pt. Isis Megah (“Isis”), an Indonesian oil and gas services company, which grants Isis an exclusive distributorship in the sales territories of India, Malaysia, Singapore and Indonesia (the “Sales Territories”). We concurrently announced a customer order, subject to the conditions described below, procured through Isis, for Sonocracking™ units with at least thirty thousand barrels per day of processing capacity to be shipped at our expense from Fujairah to a designated port within the Sales Territories. On arrival, Isis will pay all entry costs and duties, the cost of transportation from the port of entry to the customer’s refinery and all installation costs. We will then provide advisory personnel and on-site project management to insure proper installation, start-up and commissioning.

The order is conditioned upon the execution of an operating agreement with the customer and we have preliminarily agreed that the following material terms and conditions must be part of such an operating agreement: i) SulphCo shall receive an agreed processing fee for each barrel of installed processing capacity of the units; ii) the processing fee shall be adjusted annually, based on benchmark performance targets; iii) the customer shall be responsible for all operating and maintenance expenses (including parts replacement); iv) title to the units shall remain with SulphCo, v) the operating agreement shall have a term of five years; vi) payment of processing fees shall commence after successful completion of a continuous seven day performance test; and vii) installation costs will be reimbursed by SulphCo out of operating revenues. Neither Isis nor the customer may operate the Sonocracking™ units prior to execution of such an agreement.

In the event, for any reason, we are unable to agree upon the terms of an operating agreement, the contingent customer order will be canceled and Isis shall remove and return the units to SulphCo at its expense. In addition, should the units, after commissioning and completion of trial runs, fail to achieve the performance targets established in the operating agreement, the customer order may also be canceled.

Fujairah

During 2007, we completed the first phase of a 180,000 barrel per day Sonocracking™ test facility in Fujairah, UAE (the “Fujairah Facility”) the construction of which commenced in 2006. In August of 2007, we commissioned the first Sonocracking™ unit at the Fujairah Facility. The commissioning included the completion of infrastructure and ancillary facilities, including electric, cooling, water tanks, sludge tanks, pumps, control systems, a water separator and external feed lines, sufficient to allow continuous operation of one of the six commercial scale 30,000 barrels per day Sonocracking™ units installed at the Fujairah Facility. Following the commissioning of this unit, we conducted several rounds of testing.

The purpose of these tests was to evaluate the performance of our equipment during trial runs in a working commercial environment. During 2007, we conducted four separate sets of trials with several qualities of fuel and crude oil, supplied by tanker truck, utilizing both a modified SulphCo probe design as well as an Industrial Sonomechanics, LLC (“ISM”) based probe designs. Both treated and untreated samples were sent to a third party laboratory (Caleb Brett) for appropriate analyses. While we encountered some operational issues using a prototype of the newly licensed ISM-probe design in one of the trials, the results overall were positive and can be summarized as follows: Using heavy fuel oil as the Sonocracking™ process feed, we were able to demonstrate under certain processing conditions, an improvement of up to 3 degrees in the API gravity, up to 23% sulphur reduction by weight, and up to 20% viscosity reduction. Utilizing crude oil as the Sonocracking™ feedstock, we were able to achieve up to 2 degrees of improvement in the API gravity and up to 18% sulphur reduction by weight using the improved SulphCo design probe. In contrast, the new ISM design probe significantly outperformed the SulphCo design probe achieving up to a 47% sulphur reduction by weight in the processed crude.

In 2008 we plan to continue to utilize the Fujairah Facility as a test and validation venue for the Sonocracking ™ process as well as for customer demonstration purposes.

European Testing Activities

In 2006 we entered into an agreement with a major European oil producer and refiner to test our Sonocracking ™ technology. Testing commenced in the first quarter of 2007 utilizing a 15,000 barrel per day unit, initially at a refinery location and subsequently at a remote field production site, permitting us to run a variety of light and heavy crude oils. Over the following six months we conducted runs utilizing several probe designs. Although the trials took longer than planned due to the remote location and the need to reconfirm the initial test results, we again were able to again demonstrate during extended trial runs that the improvements to the SulphCo design probe greatly enhanced reliability. The test results with respect to API gravity and viscosity improvements were consistent with those achieved in Fujairah. However, we were not able to conduct meaningful testing for sulphur reduction during these trials due to the extremely low sulphur content in the crudes tested. Nevertheless, the overall results were encouraging and meetings are planned with our European testing partner in early 2008 to discuss the go forward plan.

South Korea

In connection with the SulphCo KorAsia project, in January 2008, essential equipment was ordered and scheduled for shipment to South Korea in preparation for trials in early February. Included among the equipment to be delivered were the new ISM ultrasonic probe and the SulphCo designed control unit, which should allow for precise measurement and understanding of the probe operation during the upcoming tests. Due to unforeseen circumstances, some of the equipment was not received in time to commence testing during February 2008. Although this program has been delayed for several reasons, including the need to assure protection of our intellectual property and the recently licensed ISM technology, we expect to proceed with the testing of Khafji crude (~3% sulphur by content) during the latter part of the first quarter of 2008 or the early part of the second quarter of 2008.

Houston, Texas

Beginning in the fall of 2007 and continuing into the first quarter of 2008, we have concentrated our engineering efforts on two important projects, the first being the development of a reduced scale laboratory version of our 5,000 barrel per day prototype commercial scale Sonocracker™ and the second being the conversion of a 5,000 barrel per day Sonocracking™ skid into a mobile unit. The reduced scale laboratory unit will allow for test trials with flow rates as low as 1 gallon per minute, and, should permit us to develop meaningful data from as little as one barrel of a customer supplied crude oil sample. Our new mobile 5,000 barrel per day skid is in the final stages of testing and should be operational by the end of the first quarter of 2008. By allowing us immediate and straightforward access to multiple customers’ sites in the Southwest U.S., this mobile unit should permit us to develop processing windows for a wide range of crude qualities.

Probe Development

The ultrasound probe and reactor assembly is the key to the Sonocracking™ process. Since the Company’s inception, we have focused our efforts on the design and development of high power reliable ultrasound probes. Until last year, the ultrasonic probes and transducers designed and manufactured by SulphCo failed to perform to the level of reliability required for commercial applications. As a result, a new strategy was implemented in the beginning of 2007 shifting from the manufacturing of ultrasound probe transducers internally to outsourcing to capable manufacturing partners. Our new strategy has been successful, dramatically increasing probe reliability while simultaneously enhancing power output and efficiency. The original Series I probe would sometimes fail in a matter of minutes. In contrast, the newer generation Series II probe should be capable of running for weeks at a time. Throughout the remainder of 2007 we concentrated our efforts on the improvement of the SulphCo Series II ultrasonic probe design, but also investigated in parallel probe designs developed by other manufacturers.

On November 15, 2007, we announced an agreement with ISM, granting us an exclusive license for ISM’s patented ultrasound horn design as well as the rights to their patent pending reactor design. Our relationship with ISM dates back to March of 2007, when initial discussions took place regarding the technology’s potential. In furtherence of the ISM relationship, we authorized Märkisches Werk (“MWH”) to produce full-scale prototype probes for testing in the laboratory. Once comfortable with a performing probe, we sent prototypes to the Fujairah Facility for testing on fuel oil and crude oil. Based on promising initial results and several discussions with the scientists at ISM, we entered into a license agreement for the use of ISM’s technology as well as a consulting agreement with ISM’s scientists, to enable us to expeditiously adapt these probes to our process.

General Description of Our Technology

SulphCo's technology is designed to use high power ultrasound to alter naturally occurring molecular structures in water and hydrocarbons. Under certain conditions, ultrasonic waves can induce cavitation in a liquid. Cavitation involves the creation of bubbles at the sites of refraction owing to the tearing of the liquid from the negative pressure of intense sound waves in the liquid. The bubbles then oscillate under the effect of positive pressure, growing to an unstable size as the wave fronts pass. The ultrasound waves stress these bubbles, leading to their growth, contraction, and eventually bursting, generating excess heat and pressure in and around every micrometer and submicrometer-sized bubble. The entire process takes a few nanoseconds and each bubble can behave as a microreactor, accelerating the physical reactions owing to the heat released and localized pressures obtained. The high temperature (estimated to be as high as 5,000 degrees Kelvin) and pressure (estimated to be as high as 500 atm) reached can potentially cause disruption of molecular bonds.

The Sonocracking™ technology applies high-power ultrasonic energy to a mixture of crude oil and water in conjunction with inexpensive proprietary catalysts. In accordance with theory, free radicals can be formed as a result of the breaking of molecular bonds in the water vapor at the thermolic center of the cavitation bubbles. While a large portion of these free radicals rapidly reform into water vapor, a few can bring about the oxidation of some sulphur compounds in the hydrocarbons. It can also potentially result in cracking the bonds of residuum elements, thereby enhancing the crude quality. The transfer of hydrogen and hydroxide from water to the numerous petroleum streams can lead to the oxidation and subsequent removal from the crude oil of sulphur present in these streams. Aside from the potential oxidation of sulphur compounds, the process may also bring about the rupturing of the complex hydrocarbon bonds, which in turn may result in upgrading the overall hydrocarbon content by reducing the overall density and thereby increasing the American Petroleum Institute (API) gravity.

SulphCo's proprietary Sonocracking™ units are designed to treat large volumes of petroleum products at relatively low temperatures and pressures. The base design and capacity for the Sonocracking™ technology consists of a 5,000 barrel per day processing line. Successive lines can be added to scale capacities in multiples of 5,000 barrels per day. SulphCo has designed and implemented modular units with a 15,000 barrel per day capacity that are skid mounted and can be transported in a typical shipping container. These units possess smaller “footprints” and are expected to have lower capital costs when compared to the conventional hydrotreating equipment and other upgrading technologies. This mobility and relative low capital cost make installation of Sonocracking™ equipment in the upstream (production), midstream (blending and transportation) and downstream (refining) sectors very flexible, with the ability to match customer capacity needs while requiring a relatively small “footprint”.

The Market for Our Technology

Potential Improvements and Benefits

SulphCo’s high power ultrasound Sonocracking™ process for treating crude oil and crude oil fractions is designed to produce a number of desirable effects, including reduction in sulphur levels (and oxidation of sulphur molecules), improvement in the API Gravity (reduction in relative density), shifting of the molecular distribution from higher to lower boiling components, reduction in viscosity, and reduction in nitrogen. Other improvements, such as heavy metal reduction/concentration, may also be possible. The degree to which any one or more of these improvements occur after treatment with the Sonocracking™ process depends heavily on the feed oil characteristics, including: molecular makeup of sulphur compounds, asphaltene level and microstructure, acidity, and several other factors. Not all crude oil or crude oil fractions will respond to the treatment to the same levels, therefore it is critical to optimize the process for a given feed stream to maximize the process benefits.

The economic benefit derived from the Sonocracking™ process depends on the overall improvement imparted to the crude oil or crude oil fraction in conjunction with customer and application-based drivers such as, but not limited to, crude oil pricing spreads, higher quality yields, and reduction in other operating costs. Since different sectors of the oil market have unique individual needs and potential benefits, it is necessary to evaluate the overall benefit provided by the Sonocracking™ process in the context of the customer application, improvement in the oil stream, and market pricing.

The Oil Producer Market (upstream)

SulphCo’s Sonocracking™ processing units are expected to provide economic benefits for oil producers utilizing these units. These benefits include:

•	The ability to obtain higher prices for crude oil processed by SulphCo’s Sonocracker™ units; and

•	Improved economics by allowing more production of heavier, higher sulphur crude oil reserves.

The price of crude oil is based primarily on characteristics such as API gravity (relative density), sulphur content and TAN. Because our technology is designed to reduce both the density and sulphur content in crude oil in a commercial setting, this should allow a producer who treats crude oil with our Sonocracking™ technology to obtain a higher price for its crude oil from distributors and refiners as a result of its lower density and sulphur content. In addition, crude oil reserves which are underutilized due to higher sulphur content may become more economically viable as a result of treating extracted crude oil with our processing units. Producers would operate these units to process crude oil at oilfield collection points or crude oil storage tank facilities.

According to the Energy Information Administration, as of the end of 2006, it was estimated that the world consumes approximately 85 million barrels of oil per day. Of this, approximately 60 million barrels per day comes from medium and heavy crude oil.

The Transporting and Blending Market (mid-stream)

Sulphco’s Sonocracking™ technology can improve the blending economics for mid-stream crude oil blenders and transporters. Treating high sulphur crude oil with the Sonocracking™ units is expected to reduce the sulphur content and allow more of this treated crude oil to be blended into the crude oil streams, while still meeting the various pipeline specifications. In addition to the blending economics, in some cases blenders can save on the high cost of alternative transportation versus crude oil pipelines.

The Refining Market (down stream)

SulphCo’s Sonocracking™ processing units are expected to provide economic benefits for oil refiners through the reduction of crude oil density and sulphur content. As each refinery is unique, potential benefits of Sonocracking technology to an individual refiner will vary, depending on such factors as plant configuration, the type of crude oil processed and product specifications.

These potential benefits include:

•	The ability to produce a higher yield of higher value refinery end products; and

•	Lower raw material (i.e., crude oil) costs.

Upgrading of Crude Oil Results in Higher Yield of Higher Margin End Products

When refined, a lighter crude oil usually produces a higher yield of higher margin refined products such as gasoline, diesel and jet fuel. Therefore, it is more expensive than heavy crude oil. In contrast, heavy crude oil produces more low margin by-products and heavy residual oils. Because our Sonocracker™ units are expected to upgrade the quality of crude oil by reducing crude oil density, a refinery that “pre-treats” its feed crude oil with our Sonocracking™ technology is expected to be able to produce a higher yield of higher value end products than would otherwise be the case without our Sonocracker™ units.

Lower Raw Material Costs

While crude oils have differing characteristics, the relative cost of crude oil is influenced primarily by its relative density and sulphur content. Typically, there is a direct correlation between oil density and sulphur content, with more dense crude generally containing higher sulphur concentrations. Therefore, crude oil with lower density and lower sulphur concentrations is generally sold at a higher price than higher density crude oil with higher sulphur concentrations.

The cost of crude oil is generally considered to be the cost component with the greatest leverage on the profitability of an oil refinery. Therefore, a refinery will normally seek to purchase the most economical grade of crude oil which is suitable for its refinery operations. Typically, no two refineries will have identical requirements and the suitability of a particular grade of crude oil will normally depend upon the refining capabilities of a particular refinery and the types of finished products it produces. For example, complex refineries, (i.e., refineries which have more extensive refining capabilities) can more readily process heavier grades of crude oil containing higher sulphur concentrations. Due to price differentials based upon the density and sulphur content of crude oil, a refinery (regardless of complexity) will normally seek to purchase the least expensive heavy grade oil with the highest sulphur content that can be refined within its capabilities. In turn, as the market “spread” between light sweet crude oil and heavy sour crude oil increases, so too should a refinery’s profit margin if it has the capability of processing heavier sour crude oil.

Because our Sonocracker™ units are expected to reduce crude oil density and sulphur content, a refinery which “pre-treats” its crude oil with our units would be expected to be able to realize cost reductions and improved profit margins by utilizing lower cost, higher density, higher sulphur containing feed oil than would otherwise be possible without our Sonocracking™ technology.

Geographic Scope of Our Market

We have a 50% ownership interest in Fujairah Oil Technology LLC in Fujairah, United Arab Emirates and are actively pursuing commercial opportunities in other parts of the world including Austria, South Korea, South America, Canada, India, Malaysia, Singapore and Indonesia. In February 2008, we entered into an agreement with Pt. Isis Megah (“Isis”), which grants Isis an exclusive distributorship in the sales territories of India, Malaysia, Singapore and Indonesia. As the potential markets for our technology include countries with significant oil producing or refining activities, we expect to conduct business in other countries as well. These activities may be conducted by us directly, or through partners, licensees or other third parties, in connection with the potential commercialization of our technologies.

Development and Commercialization Activities

We have been in the development of our Sonocracking™ technology since the formation of GRD, Inc. in January 1999. Beginning in mid 2002, we focused our research and development activities on the design, upgrading and testing of laboratory scale prototypes utilizing more powerful ultrasonic generators, and the adaptation of those prototypes to accommodate these more powerful generators. Other than the ultrasonic probe improvement program, which has been largely outsourced, substantially all of the development work to date has been conducted by SulphCo personnel. We continue to conduct testing in-house and through relationships with third parties.

During 2005, we completed construction of a 5,000 bbl/day Sonocracking™ unit and a 15,000 bbl/day Sonocracking™ unit at our facilities in Sparks, Nevada, culminating months of testing the internal components at our facility. These units are designed to be modular in order to facilitate both scalability and maintenance. Three 5,000 barrel per day skids in parallel comprise a 15,000 barrel per day prototype unit. These systems are automated using programmable logic controllers and come equipped with touch screen interfaces. We also designed a Sonocracking™ unit intended to process 30,000 barrels per day of crude, comprised of two 15,000 barrel per day units in parallel. Seven 30,000 barrel per day units were manufactured by NTG for us in 2006, with six units installed in our Fujairah Facility.

As stated above, at the Fujairah Facility, we commissioned a 30,000 barrel per day Sonocracking™ unit in August of 2007 and have conducted four separate series of trials.

Patents, Trademarks and Copyrights

We own seven United States patents, six of which relate to our basic Sonocracking™ technology. Our granted U.S. Patents include:

•	Loop-Shaped Ultrasound Generator and Use in Reaction Systems. U.S. patent no. 7,275,440 was issued on October 2, 2007 to Dr. Rudolf W. Gunnerman and assigned to SulphCo;

•	Conversion of Petroleum Resid to Usable Oils with Ultrasound. U.S. patent no. 7,300,566 was issued on November 27, 2007 to Dr. Rudolf W. Gunnerman and assigned to SulphCo;

•	Oxidative Desulphurization of Fossil Fuels with Ultrasound. U.S. patent no. 6,402,939, issued June 11, 2002 to Dr. Teh Fu Yen and assigned to SulphCo;

•
Continuous Process for Oxidative Desulphurization of Fossil Fuels with Ultrasound and Products Thereof. U.S. patent no. 6,500,219, issued December 31, 2002 to Dr. Rudolf W. Gunnerman, and assigned to SulphCo;

•
Ultrasound-Assisted Desulfurization of Fossil Fuels in the Presence of Dialkyl Ethers. U.S. patent no. 6,827,844 was issued on December 7, 2004. Dr. Rudolf W. Gunnerman, listed as the inventor, assigned the patent to SulphCo;

•	Corrosion Resistant Ultrasonic Horn. U.S. patent no. 6,652,992, issued November 25, 2003 to Dr. Rudolf W. Gunnerman, and assigned to SulphCo, Inc; and

•
High-Power Ultrasound Generator and Use in Chemical Reactions. U.S. patent no. 6,897,628 was issued on May 24, 2005. Dr. Rudolf W. Gunnerman and Dr. Charles Richman, listed as co-inventors, assigned the patent to SulphCo.

We also have seven pending U.S. Patents including:

•	Power Driving Circuit for Controlling a Variable Load Ultrasonic Transducer. U.S. patent application no. 11/069492 was issued on February 28, 2005.

•	High-Throughput Continuous-Flow Ultrasound Reactor. U.S. patent application no. 10/857444 was issued on May 27, 2004.

•	Upgrading of Petroleum by Combined Ultrasound and Microwave Treatments. U.S. patent application no. 11/059115 was issued on February 15, 2005.

•	High-Power Ultrasonic Horn. U.S. patent application no. 11/066766 was issued on February 24, 2005.

•	High Resonating Ultrasonic Transducer and Horn. U.S. patent application no. 60/781043 was issued on March 10, 2006.

•	Loop-Shaped Ultrasound Generator and Use in Reaction Systems. U.S. patent application no. 10/994166 was issued on November 18, 2004.

•	Loop-Shaped Ultrasound Generator and Use in Reaction Systems. U.S. patent application no. 11/457575 was issued on July 14, 2006.

In addition, SulphCo has been granted eight international patents and has applied for an additional 89 international patents to protect other aspects and applications of the Company's technologies. These include, but are not limited to, new processes and procedures, developed by SulphCo personnel, required to manufacture higher power ultrasound equipment for use in SulphCo's desulphurization units.

We have applied to register the trademarks Sonocracking,™ Sonocracker,™ and Sonocracked Crude™ with reference to our upgrading and desulphurization technology. The trademark SulphCo™ was registered in the U.S. on May 30, 2006. We also rely on copyright protection for the software utilized in our Sonocracking™ units.

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

Our patented and proprietary Sonocracking™ process is based upon the novel use of high power ultrasound to effect beneficial changes in the chemical composition of crude oil. This process gives us a competitive advantage.

We believe that our Sonocracking™ technology gives us a competitive advantage because it is unique in that it “pre-treats” crude oil by both reducing relative gravity of oil and reducing sulphur content prior to being fed into the traditional refinery operation. Other than our proprietary Sonocracking™ process, we are not aware of any process in commercial use which is capable of both reducing the density of crude oil and reducing sulphur content other than the conventional refinery process itself.

SulphCo’s Sonocracking™ units, which are intended to operate in conjunction with traditional refinery equipment, are expected to provide additional upgrading benefits at a substantially reduced capital and operating cost compared to conventional refinery operations. These units are also expected to provide a cost-effective method for oil producers to upgrade their crude oil prior to its sale to refiners.

We believe that our issued and pending patents and proprietary know-how will provide us with a significant competitive advantage over other companies seeking to commercialize new methods of increasing the API gravity of crude oil or reducing its sulphur content which are more cost-effective or more efficient than the methods which are currently commercially available.

Research and Development During the Last Three Years

During the past three years, our research and development expenditures have been directed toward the upgrading and desulphurization of crude oil and the improvement of our high power ultrasound technology. During the years ended December 31, 2007, 2006 and 2005, our research and development costs totaled approximately $7.7 million; $25.4 million, and $2.5 million, respectively. During 2007 and 2006, we expended approximately $1.7 million and $21.5 million, respectively, for the construction of the building and for the purchase and installation of equipment at the Fujairah Facility. Expenditures of this magnitude are not anticipated to take place in the future until the process is commercialized, in which event such expenditures will be capitalized rather than expensed as research and development.

During the past six months, we have entered into a license agreement with ISM granting us worldwide rights with respect to its proprietary patented ultrasonic probe and reactor technology, and we are nearing completion of the project to develop a reduced scale version of our 5,000 barrel per day commercial prototype Sonocracking™ unit.

We expect to continue to develop and test our technologies and prototypes and to explore the expansion of the range of petroleum products that can be upgraded with our technologies.

Effects of Government Regulation; Regulatory Approvals

Government Regulation of Sulphur Levels in Petroleum Products

The reduction of sulphur levels in petroleum products has become a major issue for oil refiners. Developed countries in recent years have increasingly mandated the use of low or ultra low sulphur petroleum products. As a result, refineries are faced with the incurrence of extremely expensive capital improvements for their refinery processes, altering their end product mix, or in some instances ceasing the production of low sulphur products entirely. Our technology is expected to benefit from the impact of existing and proposed government mandates which regulate sulphur content, in both the U.S. and in developed countries abroad.

For example, refinery operations in the U.S. and many of the petroleum products they manufacture are subject to certain specific requirements of the federal Clean Air Act (“CAA”) and related state and local regulations and with the Environmental Protection Agency (“EPA”). The CAA may direct the EPA to require modifications in the formulation of the refined transportation fuel products in order to limit the emissions associated with their final use. In December 1999, the EPA promulgated national regulations limiting the amount of sulphur that is to be allowed in gasoline. The EPA has stated that such limits are necessary to protect new automobile emission control systems that may be inhibited by sulphur in the fuel. The regulations required the phase-in of gasoline sulphur standards beginning in 2004, with special extended phase-in provisions over the next few years for refineries meeting specified requirements. In addition, the EPA recently promulgated regulations that limit the sulphur content of highway diesel fuel beginning in 2006 to 15 parts per million. The former standard was 500 parts-per-million. The EPA has also proposed regulations intended to limit the sulphur content of diesel fuel used in non-road activities such as in the mining, construction, agriculture, railroad and marine industries.

Regulatory Approvals

The regulatory environment that pertains to our business is complex, uncertain and changing rapidly. Although we anticipate that existing and proposed governmental mandates regulating the sulphur content of petroleum products will continue to provide an impetus for customers to utilize our Sonocracking™ technology, it is possible that the application of existing environmental legislation or regulations or the introduction of new legislation or regulations could substantially impact our ability to commercialize our proprietary technology, which could in turn negatively impact our business.

Operation of our Sonocracking™ units is subject to a variety of federal, state and local health and environmental laws and regulations governing product specifications, the discharge of pollutants into the air and water, and the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials. Permits with varying terms of duration may be required for the operation of our Sonocracking™ units, and these permits may be subject to revocation, expiration, modification and renewal. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to injunctions, civil fines and even criminal penalties.

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

Employees

As of March 10, 2008, we had 15 full-time employees and one part-time employee.

Executive Officers

The following table lists our executive officers, their ages, and positions:

Name	Age (1)	Present Position
Dr. Larry D. Ryan	36	Chief Executive Officer and Director
M. Clay Chambers	61	Chief Operating Officer
Stanley W. Farmer	40	Vice President and Chief Financial Officer

(1) Age is as of March 10, 2008

Business Experience of Executive Officers

Dr. Larry D. Ryan has served as our Chief Executive Officer since January 2007 and a Director since February 2007. Previously he was a senior executive leader at General Electric Company, GE Advanced Materials Division from 1998 to January 2007. His last role within GE was in the capacity of Business Manager, Elastomers, and RTV AMR. Dr. Ryan has a Ph.D. in Chemical Engineering from the University of Delaware, a Six-Sigma Blackbelt certification, and a long history of working with chemical process-dependent technologies. He is a graduate of the esteemed General Electric Edison Engineering Development Program, a technical leadership program focused on process engineering projects and product quality improvements. Dr. Ryan has a proven track record of delivering results in the area of new process-technology development, new development, and business leadership.

M. Clay Chambers has served as our Chief Operating Officer since February 2008. Mr. Chambers has over thirty-five years experience in the refining and petrochemical industry, having begun his career with UOP, Inc. and held senior management positions with Coastal Corporation, El Paso Corporation and Texas City Refining. At Coastal (NYSE, Fortune 40 Company, now El Paso Corporation) he served as Vice President of Refining, Senior Vice President of International Project Development and Senior Vice President of Petroleum Coordination. Mr. Chambers had overall management responsibility for refineries located in Corpus Christi, Texas; Eagle Point, New Jersey; Mobile, Alabama; Wichita, Kansas and Aruba, with a total crude capacity of 538,000 barrels/day. He has extensive expertise regarding the full range of refinery and petrochemical processing units and has also held senior management positions in the product, crude supply and petroleum marketing areas. Mr. Chambers holds a professional degree in Chemical & Petroleum Refining Engineering from Colorado School of Mines and an MBA from the University of Houston.

Stanley W. Farmer has served as our Vice President and Chief Financial Officer since June 2007. From June 2005 to June 2007, Mr. Farmer was an audit partner at Malone & Bailey, PC, a full service certified public accounting firm specializing in providing audit services to small public companies. From November 2004 to April 2005, Mr. Farmer was the Chief Financial Officer at Texas Energy Ventures, L.L.C., a wholesale and retail energy holding company. From May 2003 to November 2004, Mr. Farmer was an Assistant Controller at Reliant Energy Wholesale Group, a subsidiary of Reliant Energy, Inc., a provider of electricity and energy-related products to retail and wholesale customers. From April 2000 to May 2003, Mr. Farmer was a Senior Director at Enron Corp. in its accounting transaction support group. Mr. Farmer earned a B.B.A in Accounting from Texas A&M University (College Station, Texas), is a certified public accountant (Texas) and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

ITEM 1A. RISK FACTORS

We are a development stage company with a limited operating history, which makes it more difficult to predict whether we will be able to successfully commercialize our technology and implement our business plan. Our auditors have included a “going concern” emphasis paragraph in their audit report.

We are a development stage company with a limited operating history, and our principal technologies and products are not yet commercially proven. Accordingly, there is a limited operating history upon which to base an assumption that we will be able to successfully implement our business plan. In addition to this, our auditors have included a “going concern” emphasis paragraph in their audit report relating to our financial statements as of December 31, 2007, indicating that as a result of significant recurring losses, substantial doubt exists about our ability to continue as a going concern.

Our technologies are not fully developed, are commercially untested, and therefore, the successful development and commercialization of our technologies remain subject to significant uncertainty.

Our activities, to date, have involved the research and development of our crude oil desulphurization and upgrading technologies and the construction of a test facility. We have not yet generated any material revenues since commencing these activities in January 1999. Commercial application of our technologies will require further investment, development and testing. We may be unable to complete the commercialization of our technologies on a timely basis, or at all.

Development and commercialization of a new technology, such as our Sonocracking™ process, is inherently subject to significant risks. Accordingly, we cannot assure that our technology will perform in a commercial scale setting as indicated in initial laboratory or small scale testing or that we will be able to successfully commercialize our technology. Introducing and enhancing a new technology involves numerous technical challenges, substantial financial and personnel resources, and often takes many years to complete. We cannot be certain that we will be successful at commercializing our technology on a timely basis, or in accordance with milestones, if at all. In addition, we cannot be certain that, once our processing unit is made operational in a commercial setting, the unit will perform as expected. Our technology is complex and, despite further vigorous testing and quality control procedures, may contain undetected errors. Any inability to timely deliver a commercially viable unit could have a negative effect on our business, revenues, financial condition and results of operations.

We have a history of operating losses and have not generated material revenues to date, and we are unable to predict when or if we will generate material revenues on a sustained basis or achieve profitability.

We have not generated any material revenues, and we have experienced significant operating losses in each period since we commenced our current line of business in January 1999. As of December 31, 2007, we had an accumulated deficit of approximately $120 million. These losses are principally associated with the research and development of our Sonocracking™ units for desulphurization and upgrading crude oil and other petroleum products, research and development of ultrasound technologies, development of pre-production prototypes and related marketing activity, and we expect to continue to incur expenses in the future for development, commercialization and sales and marketing activities related to the commercialization of our technology. We cannot predict when or to what extent our technology or resulting products will begin to produce revenues on a sustained basis, or whether we will ever reach profitability. If we are unable to achieve significant levels of revenue on a sustained basis, our losses will continue. If this occurs, we may be compelled to significantly curtail our business activities or suspend or cease our operations.

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

Sources of additional capital, other than from future revenues (for which we presently have no commitments) include proceeds from the exercise of warrants issued to the investors in the March 2007 and November 2007 placements, funding through collaborative arrangements, licensing arrangements and debt and equity financings. We do not know whether additional financing will be available on commercially acceptable terms when needed. If we cannot raise funds on acceptable terms, we may not be able to successfully commercialize our technology, or respond to unanticipated requirements. If we are unable to secure such additional financing, we may have to curtail, suspend or cease all or a portion of our business activities. Further, if we issue equity securities, our shareholders may experience severe dilution of their ownership percentages, and the new equity securities may have rights, preferences or privileges senior to those of our common stock.

Commercial activities by us in foreign countries could subject us to political and economic risks which could impair future potential sources of revenue or impose significant costs.

We are currently engaged in activities outside the U.S., including the United Arab Emirates, Austria, Indonesia, Canada, South America and South Korea, and we expect to continue to do so in the future, either directly, or through partners, licensees or other third parties, in connection with the commercialization of our technologies. The transaction of business by us in a foreign country, either directly or through partners, licensees or other third parties, may subject us, either directly or indirectly, to a number of risks, depending upon the particular country. These risks may include, with respect to a particular foreign country:

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

We expect to experience significant growth if we are successful in our efforts to rollout our Sonocracking™ units in Fujairah, United Arab Emirates and other parts of the world. This growth exposes us to increased competition, greater operating, marketing and support costs and other risks associated with entry into new markets and the development of new products, and could place a strain on our operational, human and financial resources. To manage growth effectively, we must:

•	Attract and retain qualified personnel;
•	Upgrade and expand our infrastructure so that it matches our level of activity;
•	Manage expansion into additional geographic areas; and
•	Continue to enhance and refine our operating and financial systems and managerial controls and procedures.

  If we do not effectively manage our growth, we will not be successful in executing our business plan, which could materially adversely affect our business, results of operations and financial condition.

Our strategy for the development and commercialization of our technologies contemplates collaborations with third parties, making us dependent on them for our success.

We do not possess all of the capabilities to fully commercialize our desulphurization and upgrading technologies on our own. Our success may depend upon partnerships and strategic alliances with third parties, such as our joint venture with Fujairah Oil Technology. Collaborative agreements involving the development or commercialization of technology such as ours generally pose such risks as:

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

We have very limited manufacturing, marketing and product sales experience. We cannot ensure you that contract manufacturing services will be available in sufficient capacity to supply our product needs on a timely basis. If we decide to build or acquire commercial scale manufacturing capabilities, we will require additional management and technical personnel and additional capital.

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

Our success depends to a significant degree on the continued services of our senior management and other key employees, and our ability to attract and retain highly skilled and experienced scientific, technical, managerial, sales and marketing personnel. We cannot assure you that we will be successful in recruiting new personnel or in retaining existing personnel. None of our senior management or key personnel have long term employment agreements with us. We do not maintain key person insurance on any members of our management team or other personnel. The loss of one or more key employees or our inability to attract additional qualified employees could delay the implementation of our business plan, which in turn could have a material adverse effect on our business, results of operations and financial condition. In addition, we may experience increased compensation costs in order to attract and retain skilled employees.

Because the market for products utilizing our technologies is still developing and is highly competitive, we may not be able to compete successfully in the highly competitive and evolving desulphurization and upgrading market.

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

Our commercial success will depend to a large degree on our ability to protect and maintain our proprietary technology and know-how and to obtain and enforce patents on our technology. We rely primarily on a combination of patent, copyright, trademark and trade secrets law to protect our intellectual property. Although we have filed multiple patent applications for our technology, and we have seven issued patents in the U.S., our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot assure you that any patents will be issued pursuant to our current or future patent applications or that patents issued pursuant to such applications will not be invalidated, circumvented or challenged. Also, we cannot ensure you that the rights granted under any such patents will provide the competitive advantages we anticipate or be adequate to safeguard and maintain our proprietary rights. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries. Moreover, we cannot ensure you that third parties will not infringe, design around, or improve upon our proprietary technology.

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

We are a new entrant in the market for development and sale of upgrading and sulphur reduction technology to the oil industry. We face well-established and well-funded competition from a number of sources. Our competitors in this area include manufacturers of conventional refinery desulphurization equipment and major integrated oil companies and oil refineries. Most of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing, sales and service resources than we do.

Because of their experience and greater research and development capabilities, our competitors might succeed in developing and commercializing competing technologies or products which would render our technologies or products obsolete or non-competitive.

Regulatory developments could have adverse consequences for our business.

The regulatory environment that pertains to our business is complex, uncertain and changing rapidly. Although we anticipate that existing and proposed governmental mandates regulating the sulphur content of petroleum products will continue to provide an impetus for customers to utilize our Sonocracking™ technology for desulphurization, it is possible that the application of existing environmental legislation or regulations or the introduction of new legislation or regulations could substantially impact our ability to launch and promote our proprietary technologies, which could in turn negatively impact our business.

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

To date, environmental regulation has not had a material adverse effect on our business, which is presently in the development stage. However, future activities may subject us to increased risk when as we seek to commercialize our units by reason of the installation and operation of these units at customer sites. We intend to address these risks by imposing contractual responsibility, whenever practicable, on third party users for maintaining necessary permits and complying with applicable environmental laws governing or related to the operation of our units. However, these measures may not fully protect us against environmental risks. Furthermore, although we may be entitled to contractual indemnification from third parties for environmental compliance liabilities, this would not preclude direct liability by us to governmental agencies or third parties under applicable federal and state environmental laws. We are presently unable to predict the nature or amount of additional costs or liabilities which may arise in the future related to environmental regulation. However, such future liabilities and costs could be material.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Since July 2007, our executive offices and primary facilities have been located at 4333 W. Sam Houston Pkwy N., Suite 190, Houston, Texas 77043 in a leased facility consisting of approximately 12,000 square feet. The lease for this space will expire mid-year 2012. We continue to have certain testing equipment in Sparks, Nevada in a leased facility consisting of approximately 5,000 square feet. The lease for this space will expire in the Spring of 2010. We also have approximately 4,200 square feet of office space in Reno, Nevada where our executive offices were prior to our relocation to Houston, Texas in July 2007. The lease for this space will expire in the spring of 2010 and effective January 2008 we began the process of attempting to sublease this space for the remaining term of the lease.

We currently have no investment policies in place regarding real estate interests.

ITEM 3. LEGAL PROCEEDINGS

There are various claims and lawsuits pending against the Company arising in the ordinary course of the Company’s business. Although the amount of liability, if any, against the Company is not reasonably estimable, the Company is of the opinion that these claims and lawsuits will not materially affect the Company’s financial position. We have and will continue to devote significant resources to our defense as necessary.

The following paragraphs set forth the status of litigation as of December 31, 2007.

Clean Fuels Litigation

In Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., Case No. CV05-01346 (Second Judicial District, County of Washoe) the Company, Rudolf W. Gunnerman, Peter Gunnerman, and RWG, Inc. were named as defendants in a legal action commenced in Reno, Nevada.  The Plaintiff, Clean Fuels Technology later assigned its claims in the lawsuit to EcoEnergy Solutions, Inc., which entity was substituted as Plaintiff.  In general, Plaintiff EcoEnergy Solutions, Inc. alleged claims relating to ownership of the “sulphur removal technology” originally developed by Professor Teh Fu Yen and Dr. Gunnerman with financial assistance provided by Dr. Gunnerman, and subsequently assigned to the Company.  On September 14, 2007, after a jury trial and extensive post-trial proceedings, the trial court entered final judgment against Plaintiff EcoEnergy Solutions, Inc. on all of its claims.  Per the final judgment, all of Plaintiff’s claims were resolved against Plaintiff and were dismissed with prejudice.  In addition, the trial court found that the Company was the prevailing party in the lawsuit and entered judgment in favor of the Company and against Plaintiff of approximately $124,000, with post-judgment interest.  The Plaintiff appealed the judgment on October 5, 2007.  On December 19, 2007, and as required by Nevada statute, the Company participated in a mandatory settlement conference at which time a settlement was not reached. A briefing schedule has been issued, but there has been no date set for oral arguments. As of December 31, 2007, no liability has been accrued relative to this action.

Talisman Litigation

In Talisman Capital Talon Fund, Ltd. v. Rudolf W.Gunnerman and SulphCo, Inc., Case No. 05-CV-N-0354-BES-RAM, the Company and Rudolf W. Gunnerman were named as Defendants in a legal action commenced in federal court in Reno, Nevada. The Plaintiff alleged claims relating to the Company's ownership and rights to develop its "sulphur removal technology." The Company regards these claims as without merit. Discovery in this case formally concluded on May 24, 2006. On September 28, 2007, the court granted, in part, the Defendants' motion for summary judgment and dismissed the Plaintiff's claims for bad faith breach of contract and unjust enrichment that had been asserted against Rudolf Gunnerman. The court denied the Plaintiff's motion for partial summary judgment. Trial has been set for August 4, 2008. As of December 31, 2007, no liability has been accrued relative to this action.

McLelland Arbitration

In The Matter of the Arbitration between Stan L. McLelland v. SulphCo, Inc., Mr. McLelland, who was the Company's president from August 13, 2001, until he resigned on September 12, 2001, sought to exercise options to purchase two million (2,000,000) shares of the Company’s common stock at 50 cents per share, as well as receive salary payments for the six months following his resignation and $20,000 of alleged unpaid commuting expenses. Following the arbitration hearings, on July 24, 2007, the Company received notice that the Arbitrator had denied Mr. McLelland’s claim for the options. The Arbitrator did award salary of $125,000 plus interest from October 1, 2001 until paid, and $5,000 (without interest) out of the $20,000 of alleged unpaid commuting expenses. In connection with the resolution of this matter, the Company recognized a charge for these amounts in the quarter ended June 30, 2007 which were later paid during the quarter ended September 30, 2007.

Neuhaus Litigation

On October 20, 2006, Mark Neuhaus filed a lawsuit against the Company and Rudolf W. Gunnerman, Mark Neuhaus v. SulphCo, Inc., Rudolph W. Gunnerman, in the Second Judicial District Court, in and for the County of Washoe, Case No. CV06-02502, Dept. No. 1. The lawsuit is based on a purported Non-Qualified Stock Option Agreement and related Consulting Agreement between Mark Neuhaus and the Company dated March of 2002. Mark Neuhaus claims that according to the terms of the Non-Qualified Stock Option Agreement, he was granted an option to purchase three million (3,000,000) shares of the Company’s common stock at the exercise price per share of $0.01. On or about February of 2006, Mark Neuhaus attempted to exercise the option allegedly provided to him under the Non-Qualified Stock Option Agreement. At that time, the Company rejected Mr. Neuhaus’s attempt to exercise the option. Thereafter, Mr. Neuhaus filed this lawsuit seeking to enforce the Non-Qualified Stock Option Agreement. In his suit, Mr. Neuhaus includes claims for specific performance, breach of contract, contractual breach of the covenant of good faith and fair dealing, and tortious breach of the covenant of good faith and fair dealing. He requested that the Court compel the Company to issue the shares or alternatively to award him damages equal to the fair market value of the three million (3,000,000) shares of stock when he purported to exercise the options, minus the exercise price. On December 7, 2006, the Company moved to dismiss the lawsuit. On January 4, 2007, the Court issued an Order denying the motion on the ground that there were factual issues to be resolved which prevented dismissal at that time. The Company filed an Answer to the Complaint, as well as a counterclaim against Mr. Neuhaus and a cross claim against Rudolf W. Gunnerman on March 29, 2007. That cross-claim against Dr. Gunnerman was subsequently voluntarily discontinued, without prejudice. As of December 31, 2007, no liability has been accrued relative to this action. The Company regards the claim as without merit.

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

On December 21, 2007, the Company filed a Motion for Summary Judgment with the Court seeking dismissal of Neuhaus's claims. The Company argued that the Non-Qualified Stock Option Agreement was not valid in that there was no evidence of a board resolution approving the terms of the options, as is required by Nevada law. Neuhaus opposed the Motion. On February 4, 2008, the Court denied the Motion for Summary Judgment, finding that there remain material issues of disputed facts relating to the creation of the Non-Qualified Stock Option Agreement and the Consulting Agreement. The Company is proceeding with discovery.

Trial in this action has been rescheduled for July 14, 2008.

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

In September of 2007, the Company’s Board of Directors received a demand letter (the “Hendrickson Demand Letter”) from Mr. Hendrickson’s attorney reasserting the allegations contained in the original derivative claim and requesting that the Board of Directors conduct an investigation of these matters in response thereto. In response to the Hendrickson Demand Letter, the Company’s Board of Directors formed a special committee comprised of three independent directors to evaluate the Hendrickson Demand Letter and to determine what, if any, action should be taken.

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

Nevada Heat Treating Litigation

On November 29, 2007, Nevada Heat Treating, Inc. (“NHT”) filed at lawsuit against the Company, Nevada Heat Treating, Inc., d/b/a California Brazing, in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No. CV07-02729. In its complaint, NHT alleges trade secret misappropriation and breach of contract relative to certain information alleged to have been disclosed to the Company beginning in late 2006 and continuing through early 2007 pursuant to a consulting engagement with NHT. Among other things, NHT is asserting that certain information, alleged to have been disclosed to the Company during the term of the consulting engagement, is the subject of a nondisclosure/confidentiality agreement executed at the inception of the consulting engagement. NHT is contending that this certain information represents a trade secret that should no longer be available for use by the Company following the termination of the consulting engagement with NHT in the spring of 2007. In connection with filing this action, NHT also filed a motion for preliminary injunction against the Company seeking to enjoin it from using certain information until the matter can be resolved through the courts. A hearing for the motion for preliminary injunction has been set for March 24, 2008. Trial has been set for April 27, 2009. As of December 31, 2007, no liability has been accrued relative to this action.

Securities and Exchange Commission Subpoena

On February 25, 2008, the Company received a subpoena from the Denver office of the Securities and Exchange Commission (the “SEC”). The subpoena formalizes virtually identical requests the Company received in May, June and August 2007 and subsequently responded to which requested the voluntary production of documents and information, including financial, corporate, and accounting information related to the following subject matters: Fujairah Oil Technology LLC, the Company’s restatements for the first three quarterly periods of 2006 and the non-cash deemed dividend for the quarter ended March 31, 2007, and information and documents related to certain members of former management, the majority of whom have not been employed by the Company for over a year. We have been advised by the SEC that, despite the subpoena and formal order of investigation authorizing its issuance, neither the SEC nor its staff has determined whether the Company or any person has committed any violation of law. The Company intends to continue to cooperate with the SEC in connection with its requests for documents and information.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the American Stock Exchange under the symbol “SUF.”

The following table sets forth the high and low sale prices for our common stock for each of the quarterly periods indicated.

	High	Low
Fiscal 2007
First Quarter	4.76	2.25
Second Quarter	5.95	3.35
Third Quarter	8.92	3.25
Fourth Quarter	9.39	3.80

Fiscal 2006
First Quarter	19.70	6.02
Second Quarter	12.49	6.90
Third Quarter	7.39	4.15
Fourth Quarter	6.84	4.15

There were 251 holders of record of our common stock on March 1, 2008. This number does not include stockholders whose shares were held in a "nominee" or "street" name.

Dividends

We currently have no contractual restrictions that limit our ability to pay dividends on common equity. We currently expect that we will retain future earnings, if any, to finance the growth and development of our business and we will dividend to our stockholders amounts in excess of that required for future growth and development.

Table of Securities Authorized for Issuance under Equity Compensation Plans at the End of 2007

The following table presents information regarding our securities which are authorized for issuance under all of our compensation plans as of December 31, 2007.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected at Left)

Equity Compensation Plans Approved by Security Holders	1,790,524	$4.20	209,476

Equity Compensation Plans Not Approved by Security Holders	50,000	$6.025		(1)

(1) Future grants are within the discretion of our board of directors and, therefore, cannot be determined at this time.

Under compensation plans approved by our security holders, the 1,790,524 securities relate to outstanding options granted pursuant to the SulphCo, Inc. 2006 Stock Option Plan approved by the Company’s stockholders in 2006.

Under compensation plans not approved by our security holders, the 50,000 securities relate to warrants granted in connection with the License Agreement between the Company and Industrial Sonomechanics, LLC (“ISM”) dated as of November 9, 2007, wherein the Company agreed to issue warrants to purchase 45,000 shares of common stock share to ISM and warrants to purchase 5,000 shares of common stock to JM Resources LLC, at an exercise price of $6.025 per share. The warrants vest immediately and have a three-year term.

ITEM 6. SELECTED FINANCIAL DATA

Comparative Financial Data

The table below sets forth a comparison of the financial data specified for the latest five years. The loss from operations for the years ended December 31, 2007, 2006 and 2005 includes research and development expenses totaling approximately $7.7 million, $25.4 million and $2.5 million, respectively, including approximately $1.7 million and $21.5 million for the Fujairah Facility in 2007 and 2006, respectively.

	2007	2006	2005	2004	2003

Operating revenue	-	-	-	-	-

Loss from operations	$(19,156,217)	$(39,131,016)	$(8,466,994)	$(3,860,970)	$(3,144,470)

Loss per share: basic and diluted	$(0.64)	$(0.55)	$(0.17)	$(0.08)	$(0.07)

Total assets at year end	$9,102,041	$7,294,459	$8,045,236	$11,053,360	$1,535,510

Long-term obligations at year end	$3,147,860	-	$7,000,000	$7,000,000	-

Cash dividends declared per share	-	-	-	-	-

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

As of March 1, 2008, we had approximately $5.7 million in available cash reserves. We anticipate that these cash reserves will be sufficient to fund our cash requirements into the the third quarter of 2008. We have historically been able to raise capital to continue with our research and development and it is likely that we will need to raise additional funds before we can generate enough revenue to become profitable.

2007 Capital Activities

March 2007 Financing

On March 12, 2007, the Company executed Amendment No. 1 to Securities Purchase Agreements and Warrants (“Amendment No. 1”) with certain warrant holders (the “Warrant Holders”) that provided inducements to encourage the Warrant Holders to exercise their respective warrants. As consideration for Warrant Holders exercising their shares, the Company agreed that it would:

•	Reduce the exercise price on warrants to acquire 4,000,000 shares of the Company’s common stock held by the 2006 Warrant Holders from $6.805 per share to $2.68 per share; and

•
Issue the Warrant Holders the additional warrants (the “March 2007 Warrants”), with an exercise price of $2.68 per share, on a one to one basis for each existing warrant that was exercised including granting up to 1,952,068 warrants to 2004 Warrant Holders and up to 4,000,000 warrants to the 2006 Warrant Holders.

As a result of the inducements included in Amendment No. 1 described above, during the year ended December 31, 2007, 1,952,068 warrants held by the 2004 Warrant Holders and 4,000,000 warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 5,952,068 March 2007 Warrants. As a result of these inducements, the Company raised approximately $13.2 million.

November 2007 Financing

On November 28, 2007, the Company executed Amendment No. 2 to Securities Purchase Agreements and Warrants (“Amendment No. 2”) an agreement (the “Agreement”) with certain of the Warrant Holders holding approximately 3.95 million of the then outstanding March 2007 Warrants wherein the Warrant Holders agreed to exercise up to 50% of their March 2007 Warrants. In exchange, SulphCo agreed to issue the Warrant Holders additional warrants (the “November 2007 Warrants”) on a one-to-one basis with an exercise price of $7.00 per share and a term of three years. In addition, the Warrant Holders were granted an option to exercise the remaining 50% of their March 2007 Warrants on the later of April 15, 2008, or 30 days following the 2008 Annual Meeting of Stockholders in which SulphCo’s stockholders approve an increase of 10 million authorized common shares. The Company’s stockholders approved the increase of 10 million authorized common shares at the Special Meeting of Stockholders held on February 26, 2008. If this option is exercised, then SulphCo will issue the Warrant Holders additional November 2007 Warrants on a one-to-one basis with an exercise price of $7.00 a share and a term of three years.

As a result of the inducement described above, 1,976,570 of the March 2007 Warrants held by the Warrant Holders were exercised resulting in the grant of 1,976,570 November 2007 Warrants. As a result of this inducement, the Company raised approximately $5.3 million.

Convertible Notes Payable

In December 2004, Dr. Gunnerman, the Company’s former Chairman and CEO, advanced $7 million to us as a loan (the “Note Payable”). The loan is evidenced by a promissory note which bears interest at the rate of 0.5% above the 30 day “LIBOR” rate, adjusted quarterly and payable annually. In 2006, $2 million of principal was repaid on this loan and set to mature on December 31, 2007.

In late April 2007, two events occurred related to the Note Payable. First, the Note Payable was acquired from Dr. Gunnerman by a group of investors (the “Investors”). Second, the Company negotiated modifications (the “April 2007 Modifications”) to the terms of Note Payable with the Investors to (1) extend the maturity date from December 31, 2007 to December 31, 2008 and (2) to add a conversion option to the Note Payable making the Note Payable convertible into the Company’s common stock at a conversion price of $3.80 per share (hereinafter the Note Payable is referred to as the “Convertible Notes Payable”).

On November 30, 2007, the Company finalized, with an effective date of November 28, 2007, a Modification Agreement (the “November 2007 Modification Agreement”) with the Investors holding approximately $4.7 million of the Company’s then outstanding Convertible Notes Payable. The November 2007 Modification Agreement provided the following modifications (hereinafter collectively referred to as the “November 2007 Modifications”):

•	The maturity date of the Convertible Notes Payable was extended from December 31, 2008 to December 31, 2011.

•	The Investors acquired the right to accelerate the maturity date of the Convertible Notes Payable to any date after July 31, 2009, upon ten (10) business days written notice to the Company.
•
The Company may prepay the Convertible Notes Payable prior to maturity (“Prepayment Date”) with ten (10) business days notice in writing to the Investors, subject to the right of the Investors to convert all or any portion of the Convertible Notes Payable prior to the Prepayment Date.

2006 Capital Activities

On March 29, 2006, we completed a private placement to a small number of accredited investors for the sale of 4,000,000 units, each unit consisting of one share of the Company’s common stock and one warrant to purchase a share of common stock. Each unit was sold at a price of $6.805 per share, resulting in gross proceeds at closing of approximately $27.2 million. The warrants were exercisable, in whole or in part, at a fixed price equal to $6.805 per share for a period of 18 months following their issuance. As described above, the exercise price of these warrants was subsequently reduced in connection with the March 2007 financing.

Late Registration Statement Penalty

As of December 31, 2007 and 2006, we were obligated to pay approximately $1.1 million and $1.0, respectively, in the aggregate for the penalty and accrued interest, to investors in the 2004 private placements for late registration fees and interest due to the fact that the registration statement covering the private placement shares was not declared effective by the SEC by the time required by the investor agreements. We plan to work with our investors to settle this obligation by the issuance of common stock in lieu of cash; however, as of the date of this report no formal agreements have been entered into with any investors regarding such issuances.

Future Capital Requirements

The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the development and commercialization of our technologies, including the successful implementation of our venture with Fujairah Oil Technology and other third parties, and the timing of future customer orders.

As of December 31, 2007, we had an accumulated deficit of approximately $120.0 million and we incurred net losses of approximately $24.4 million and $39.1 million for the years ended December 31, 2007 and 2006, respectively. These losses are principally associated with the research and development of our Sonocracking™ technology, including the construction of the Fujairah Facility, the development of prototypes, and related marketing activity. Although we expect to continue to incur expenses in the future for development, commercialization and sales and marketing activities related to the commercialization of our technologies, such expenditures will not include major construction projects until commercialization can be proven to be profitable.

Operation and maintenance of the Fujairah Facility is the responsibility of Fujairah Oil Technology LLC (“FOT”) and SulphCo is responsible for contributing its Sonocracking™ units. The Memorandum of Association of Fujairah Oil Technology, which defines certain rights of the joint venture partners, calls for profits and losses to be shared 50/50, with profits being distributed to the partners, subject to a 10% reserve for legal expenses which may be waived by the partners. SulphCo’s 50% share of distributions made by the joint venture to SulphCo will also be subject to other costs and expenses incurred directly by SulphCo from time to time. We expect that once the startup and operating plan for the Fujairah Facility is agreed, funding of direct expenditures, such as tank storage and pipelines, will be available from financing through FOT. For additional discussion regarding the Fujairah Facility see “Item 1. Business - Business Development During 2007” above.

In addition to activities related to the Fujairah Facility, we intend to continue to incur additional expenditures during the next 12 months for development and testing of Sonocracker™ units.

To date, we have generated no material revenues from our business operations. We are unable to predict when or if we will be able to generate future revenues from commercial activities or the amounts expected from such activities. These revenue streams may be generated by us or in conjunction with collaborative partners or third party licensing arrangements, and may include provisions for one-time, lump sum payments in addition to ongoing royalty payments or other revenue sharing arrangements. We presently have no binding commitments for any such revenues. Future revenues and profits from FOT are dependent upon the successful implementation of our Sonocracking™ technology.

Other possible sources of additional capital include the exercise of the remaining March 2007 Warrants and the November 2007 Warrants issued to investors in the March 2007 and November 2007 financing transactions, and funding through future collaborative arrangements, licensing arrangements and debt and equity financings. We do not know whether additional financing will be available on commercially acceptable terms when needed. If we cannot raise funds on acceptable terms when needed, we may not be able to successfully commercialize our technologies, take advantage of future opportunities or respond to unanticipated requirements. If we are unable to secure such additional financing when needed, we will have to curtail or suspend all or a portion of our business activities. Further, if we issue additional equity securities, our shareholders may experience severe dilution of their ownership percentage. As a result of the existence of these uncertainties, our auditor has included a “going concern” emphasis paragraph in its audit opinion on our financial statements as December 31, 2007, indicating that there is substantial doubt about our ability to continue as a going concern.

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

Research and Development Expenses

During 2007, we incurred approximately $6.0 million in expenses related to research and development of our Sonocracking™ technology. This compares to approximately $4.0 million and $2.5 million incurred in 2006 and 2005, respectively. In 2007 and 2006, approximately $1.7 million and $21.5 million, respectively, were spent on building construction and construction, purchase, and installation of equipment in Fujairah, UAE. In 2007 and 2006, approximately $1.1 million and $0.1 million, respectively, was paid to sub-contractors for research and development purposes not related to the equipment in Fujairah, UAE. Also in 2007 and 2006, we expensed approximately $0.1 million and $1.1 million, respectively, relating to the construction of a testing unit to be utilized in Austria.

During 2007 and 2006, we paid approximately $234,000 and $331,000, respectively, to our engineers and other research and development employees as wages and related benefits and for design and testing of our Sonocracker™ units, while approximately $1.2 million and $2.1 million, respectively, was incurred for the procurement of control panels, probes, centrifuges, and generators related to the ongoing research and development of our units. The remainder of our research and development costs are recurring monthly expenses related to the maintenance of our facilities.

We expect that our research and development expenses will moderate upon successful transition into generation of sustained revenue. Thereafter, research and development will continue as needed to enhance our technology.

Selling, General and Administrative Expenses

During 2007, we incurred approximately $11.4 million in selling, general and administrative expenses. This compares to approximately $13.6 million and $5.7 million during 2006 and 2005, respectively.

During 2007, we incurred approximately $3 million in legal fees. This compares to approximately $6.1 million and $2.1 million during 2006 and 2005, respectively. The decrease in 2007 relative to 2006 is primarily attributable to the resolution of the significant legal matters in 2006. The increase in 2006 relative to 2005 was primarily due to litigation fees relating to the lawsuits against us. We expect to incur similar legal fees in 2008, due to the on-going litigation described above in “Item 3. Legal Proceedings.”

Consulting fees, payroll and related expenses were approximately $3.2 million in 2007 which compares to approximately $3.7 million and $2.5 million during 2006 and 2005, respectively. Consulting fees in 2007 decreased by 13.5% compared to the same period in 2006 due to the dismissal of Dr. Gunnerman, the Company’s former Chairman and CEO, in January of 2007 as well as an overall reduction in the number of employees in 2007. The increase in 2006 relative to 2005 was due to the addition of several consultants in 2006 as the Company began larger scale projects, including SulphCo KorAsia and FOT.

Travel and travel related expenses were approximately $0.9 million in 2007 which compares to approximately $1.0 million and $0.5 million during 2006 and 2005, respectively. There was a slight decrease in travel expenses in 2007 compared to 2006, which was due to less frequent meetings with the European manufacturers of our equipment and with our joint venture partner in Fujairah, United Arab Emirates as we neared completion of stage one at the test facility in Fujairah. An increase in travel fees in 2006 relative to 2005 was also due to increased activity in projects, such as SulphCo KorAsia and Fujairah Oil Technologies.

Director fees were approximately $2.7 million in 2007 which compares to approximately $1.6 million and $1.1 million during 2006 and 2005, respectively. Director fees for the year ended December 31, 2007, includes the value of restricted shares granted to the Board of Directors in lieu of its annual cash retainer which were valued at approximately $0.9 million, the value of the annual option grant to the Board of Directors valued at approximately $1.0 million and the value of options granted to new members of the Board of Directors in lieu of restricted stock grants normally granted upon joining the Board which were valued at approximately $0.8 million. Director fees for the year ended December 31, 2006, includes the value option grants which were valued at approximately $0.6 million and the value of restricted stock grants which were valued at approximately $1.0 million. Director fees for the year ended December 31, 2005 includes the value of restricted stock grants which were valued at approximately $1.1 million.

The remainder of the amounts incurred relate to normal recurring operating expenses such as lease expense, utilities, marketing, and investor relations.

Interest Expense

Interest expense was approximately $5.5 million in 2007, which compares to approximately $466,000 and $395,000 during 2006 and 2005, respectively. The increase in 2007 relative to 2006 is primarily due to approximately $5.0 million of non-cash discount accretion expense relating to the April 2007 and November 2007 Convertible Notes Payable refinancing transactions. The increase in 2006 relative to 2005 is a result from a combination of incurring late registration fees beginning near the end of 2004 which accrue interest (see “Late Registration Penalty” below) and net interest rate increases in our variable rate Convertible Notes Payable.

Late Registration Penalty

As of December 31, 2007 and 2006, we were obligated to pay approximately $1.1 million and $1.0 million, respectively, in the aggregate for the penalty and accrued interest, to investors in the 2004 private placements for late registration fees and interest due to the fact that the registration statement covering the private placement shares was not declared effective by the SEC by the time required by the investor agreements. Interest of approximately $0.1 million accrues on the unpaid amount at the rate of 18% per annum. We plan to work with our investors to settle this obligation by the issuance of common stock in lieu of cash; however, as of the date of this report no formal agreements have been entered into with any investors regarding such issuances. As of the date of this report, no formal demands have been made by investors to pay these fees.

Depreciation and Amortization

During the years 2007, 2006, and 2005, exclusive of the Fujairah test facility, we expended approximately $0.5 million, $0.2 million and $0.6 million, respectively, for equipment and to maintain exclusivity for the sale and/or licensing of our Sonocracking™ technology in the United States and abroad. Our depreciation expense related to current and previously capitalized equipment for 2007, 2006, and 2005 was approximately $0.1 million, $0.1 million, and $0.2 million, respectively. Our amortization expenses related to patent and trademark rights, for 2007, 2006, and 2005 were approximately $45,000, $28,000 and $17,000 respectively. We expect to continue our pursuit of exclusive distribution and licensing of our technology and purchasing equipment for the manufacture and upgrading of our Sonocracking™ technology.

Loss on Impairment of Asset

In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long Lived Assets, we determined in 2005 that a previously capitalized prototype no longer reflected the value of our commercially viable technology, resulting in an impairment loss of approximately $234,000. There was no comparable item in the other years.

Deemed Dividend

March 2007 Transaction

On March 12, 2007, the Company executed Amendment No. 1 to Securities Purchase Agreements and Warrants (“Amendment No. 1”) with certain warrant holders (the “Warrant Holders”) that provided inducements to encourage the Warrant Holders to exercise their respective warrants. As consideration for Warrant Holders exercising their shares, the Company agreed that it would:

•	Reduce the exercise price on warrants to acquire 4,000,000 shares of the Company’s common stock held by the 2006 Warrant Holders from $6.805 per share to $2.68 per share; and

•
Issue the Warrant Holders the additional warrants (the “March 2007 Warrants”), with an exercise price of $2.68 per share, on a one to one basis for each existing warrant that was exercised including granting up to 1,952,068 warrants to 2004 Warrant Holders and up to 4,000,000 warrants to the 2006 Warrant Holders.

As a result of the inducements included in Amendment No. 1 described above, during the quarter ended March 31, 2007, 1,952,068 warrants held by the 2004 Warrant Holders and 2,000,000 warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 3,952,068 March 2007 Warrants. As a result of the inducements, the Company recorded a non-cash deemed dividend approximately $11.5 million. The amount of the deemed dividend was estimated to be equal to the sum of the fair value of the inducements as the sum of (1) the incremental fair value conveyed to the 2006 Warrant Holders via the reduction of the exercise price of the 2006 Warrants determined as provided in paragraph 51 of SFAS 123R utilizing the Black-Scholes Valuation Model and (2) the fair value of the 3,952,068 Additional Warrants estimated using the Black-Scholes Valuation Model.

During the quarter ended June 30, 2007, 600,000 warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 600,000 March 2007 Warrants. Therefore, the Company recorded additional non-cash deemed dividends of approximately $1.7 million that was estimated using the Black-Scholes Valuation Model.

During the quarter ended September 30, 2007, the remaining 1,400,000 warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 1,400,000 March 2007 Warrants. Therefore, the Company recorded additional non-cash deemed dividends of approximately $3.9 million that was estimated using the Black-Scholes Valuation Model.

During the year ended December 31, 2007, the Company recognized total non-cash deemed dividends of approximately $17.1 million relative to the March 2007 transaction.

November 2007 Transactions

On November 28, 2007, the Company executed Amendment No. 2 to Securities Purchase Agreements and Warrants (“Amendment No. 2”) an agreement (the “Agreement”) with certain of the Warrant Holders holding approximately 3.95 million of the then outstanding March 2007 Warrants wherein the Warrant Holders agreed to exercise up to 50% of their March 2007 Warrants. In exchange, SulphCo agreed to issue the Warrant Holders additional warrants (the “November 2007 Warrants”) on a one-to-one basis with an exercise price of $7.00 per share and a term of three years. In addition, the Warrant Holders were granted an option to exercise the remaining 50% of their March 2007 Warrants on the later of April 15, 2008, or 30 days following the 2008 Annual Meeting of Stockholders in which SulphCo’s stockholders approve an increase of 10 million authorized common shares. If this option is exercised, then SulphCo will issue the Warrant Holders additional November 2007 Warrants on a one-to-one basis with an exercise price of $7.00 a share and a term of three years. As a result of the inducement described above, 1,976,570 of the March 2007 Warrants held by the Warrant Holders were exercised resulting in the grant of 1,976,570 November 2007 Warrants. Based on its analysis, the Company concluded that a deemed dividend should be recorded to account for the fair value of the inducement that was transferred to the Warrant Holders computed as the fair value of the 1,976,570 November 2007 Warrants issued to the Warrant Holders (determined using Black-Scholes). Based on the Black-Scholes valuation prepared for this transaction, SulphCo has determined that the amount of the non-cash deemed dividend was approximately $7.3 million. SulphCo will account for the deemed dividend relating to the November 2007 Warrants issuable upon exercise of the remaining March 2007 Warrants held by the Warrant Holders at the point in time, if ever, they are exercised.

On November 28, 2007, certain optionees (the “Optionees”) holding a stock option (the Gunnerman Option”) to acquire 1.5 million shares of the Company’s common stock acquired by the Optionees directly from Dr. Rudolf W. Gunnerman in April 2007, executed an amendment to the Gunnerman Option whereby Dr. Gunnerman agreed to extend the expiration date from December 27, 2007 to February 29, 2008. Since Dr. Gunnerman is considered to be a related party and a control person (i.e., since he owns greater than 10% of SulphCo’s outstanding common stock), it is presumed that any action that he takes involving SulphCo common stock is taken on behalf and for the benefit of SulphCo. Therefore, SulphCo concluded that a deemed dividend should be recorded for any excess fair value of the “new” Gunnerman Option relative to the “old” Gunnerman Option as determined using the Black-Scholes option valuation model. Based on the Black-Scholes valuation prepared for this transaction, SulphCo has determined that the amount of the non-cash deemed dividend was approximately $0.4 million.

During the year ended December 31, 2007, the Company recognized total non-cash deemed dividends of approximately $7.7 million relative to the November 2007 transactions.

During the year ended December 31, 2007 and between the March 2007 and November 2007 transactions, the Company recognized total non-cash deemed dividends of approximately $24.8 million.

 Net Loss and Net Loss Attributable to Common Stockholders

We incurred net losses of approximately $24.4 million, $39.1 million and $9.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The substantial increase in net loss in 2006 relative to 2005 is primarily attributable to costs incurred in connection with the construction of the Fujairah Facility, which were expensed as research and development in 2006, as indicated above under the heading “Research and Development.”

We incurred net losses attributable to common stockholders of approximately $49.7 million, $39.1 million and $9.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The difference for 2007 is solely attributable to the deemed dividends of approximately $24.8 million recognized during the year ended December 31, 2007, as indicated above under the heading “Deemed Dividend.”

Off-Balance Sheet Arrangements

We issued warrants as part of the financing transactions in March 2007 and November 2007 financing transactions. As of December 31, 2007, the warrants outstanding from those placements were as follows:

	Exercise	Option	Total Exercise
	Price / Share	Shares	Amount
March 2007 Transaction	$2.68	3,975,498	$10,654,335
November 2007 Transaction	$7.00	1,976,570	$13,835,990

Contractual Obligations

		Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$4,680,044	$-	$4,680,044	$-	-
Operating lease obligations	1,029,715	282,630	671,485	75,600	-
			-	-	-

Total	$5,709,759	$282,630	$5,351,529	$75,600	-

The Company’s contractual obligations include $4,680,044 relating to our Convertible Notes Payable and $1,029,716 of operating lease obligations.

New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates

New Accounting Pronouncements and Significant Accounting Policies

See note 1 to our financial statements.

Critical Accounting Estimates

We make a number of estimates and judgments in preparing our financial statements. These estimates can differ from actual results and have a significant impact on our recorded assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We consider an estimate to be a critical accounting estimate if it requires a high level of subjectivity or judgment and a significant change in the estimate would have a material impact on our financial condition or results of operations. The Audit Committee of our Board of Directors reviews each critical accounting estimate with our senior management. Further discussion of these accounting policies and estimates is in the notes to our financial statements.

Loss Contingencies

We record loss contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. We consider loss contingency estimates to be critical accounting estimates because they entail significant judgment regarding probabilities and ranges of exposure, and the ultimate outcome of the proceedings is unknown and could have a material adverse effect on our results of operations, financial condition and cash flows. See note 12 to our financial statements.

Deferred Tax Assets, Valuation Allowances and Tax Liabilities

We estimate (a) income taxes in the jurisdictions in which we operate, (b) net deferred tax assets and liabilities based on expected future taxes in the jurisdictions in which we operate, (c) valuation allowances for deferred tax assets and (d) uncertain income tax positions. These estimates are considered critical accounting estimates because they require projecting future operating results (which is inherently imprecise) and judgments related to the ultimate determination of tax positions by taxing authorities. Also, these estimates depend on assumptions regarding our ability to generate future taxable income during the periods in which temporary differences are deductible. See note 7 to our financial statements for additional information.

We assess our future ability to use federal, state and foreign net operating loss carry-forwards, capital loss carry-forwards and other deferred tax assets using the more-likely-than-not criteria. These assessments include an evaluation of our recent history of earnings and losses, future reversals of temporary differences and identification of other sources of future taxable income, including the identification of tax planning strategies in certain situations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We consider our exposure to market risks to be immaterial. Although there is market risk involving changes in the interest rates which apply to our convertible notes payable and our cash investments, such risk is minor. Our risk related to foreign currency fluctuations is not material at this time, as any accounts payable we have in foreign denominations are not in themselves material.

As of December 31, 2007, the Company had variable rate convertible notes payable totaling $4,680,044. This variable rate debt exposes the Company to the risk of increased interest expense in the event of increases in near term interest rates. If the variable interest rate were to increase by 1% from December 2007 levels, interest expense would increase by approximately $47,000 annually. The carrying value of the variable rate convertible notes payable, excluding the discount relating to the beneficial conversion feature, approximates fair value as it bears interest at current market rates that reset on a quarterly basis.

As we anticipate needing to use the cash we held at year end within a short period, we have it invested primarily in money market accounts. The amount of fluctuation in interest rates will not expose us to any significant risk due to market fluctuation as the interest on our note payable would likely decrease by a greater amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements as of December 31, 2007, 2006 and 2005 and for the years then ended are included at the end of this report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 9, 2007, the Company dismissed Marc Lumer & Company (“Lumer”) as its independent auditors, effective immediately. On July 9, 2007, the Registrant engaged Hein & Associates LLP (“Hein”) as its successor independent audit firm. The Company’s dismissal of Lumer and engagement of Hein was approved by its Audit Committee on July 9, 2007.

Lumer’s reports on the Company’s financial statements as of December 31, 2006 and 2005 and for the years then ended did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that Lumer’s audit report dated April 2, 2007, included an explanatory paragraph indicating that there was substantial doubt regarding the Company’s ability to continue as a going concern. Lumer’s audit report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. However, Lumer’s audit report dated April 2, 2007, did include an explanatory paragraph indicating the following material weaknesses resulting from deficiencies in the design or operation of the respective controls:

•
The Company lacked the technical expertise and processes to ensure compliance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs.” This material weakness resulted in a restatement of prior quarterly financial statements and, if not remediated, could result in a material misstatement in the future.

•
The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with the Company’s complex financial accounting and reporting requirements. This material weakness contributed to the restatement of prior financial statements.

In Lumer’s opinion, because of the effect of these material weaknesses on the achievement of the objectives of the control criteria, Lumer concluded that the Company had not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In connection with the audits of the Company’s financial statements for each of the two most recent fiscal years ended December 31, 2006 and 2005 and through July 9, 2007, there were no disagreements between the Company and Lumer on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Lumer’s satisfaction, would have caused Lumer to make reference to the matter in its reports on the financial statements for such years.

During the two most recent fiscal years and through the date hereof, and, except as set forth in the preceding paragraphs, there have been no “reportable events” as defined in Regulation S-K, Item 304(a)(1)(v).

In deciding to select Hein, the Audit Committee reviewed auditor independence issues and existing commercial relationships with Hein and concluded that Hein had no commercial relationship with the Company that would impair its independence. During our two most recent fiscal years ended December 31, 2006 and 2005 and through July 9, 2007, the Company did not consult with Hein regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded that, as of the end of such period, our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.

Management’s Annual Report on Internal Control Over Financial Reporting

The information required by this Item is incorporated by reference from “SulphCo, Inc.’s Report on Internal Control Over Financial Reporting” on page F-1.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

See “Business—Executive Officers” in Item 1 of this Form 10-K. Pursuant to General Instruction G to Form 10-K, we incorporate by reference the information to be disclosed in our definitive proxy statement for the annual stockholder meeting at which we will elect directors (“Proxy Statement”).

Family Relationships  – None.

Audit Committee Financial Expert

Our audit committee consists of Lawrence G. Schafran (Chairman of the Audit Committee), Robert van Maasdijk and Michael T. Heffner. The Board has determined that Mr. Schafran and Mr. van Maasdijk qualify as “audit committee financial experts” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Schafran’s and Mr. van Maasdijk’s level of knowledge and experience based on a number of factors, including formal education and business experience.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that is applicable to all Board members and all of the Company’s senior officers including its principal executive officer and its principal financial and accounting officer. A copy of the Code of Ethics is included as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into each of these items the information to be disclosed in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into each of these items the information to be disclosed in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into each of these items the information to be disclosed in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into each of these items the information to be disclosed in our Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Restated Articles of Incorporation, as amended and filed with the Nevada Secretary of State.

3.2 **	Amended and Restated Bylaws.

3.3***	Amendment to Bylaws.

4.1+	Form of Additional Investment Rights initially issued on June 3, 2004.

4.2++	Form of Additional Investment Rights initially issued on June 15, 2004.

4.3+	Form of Warrant initially issued on June 3, 2004.

4.4++	Form of Warrant initially issued on June 15, 2004.

4.5#	Form of Warrant dated November 11, 2004, issued to Rubenstein Public Relations, Inc.

4.6(13)	Form of Warrant dated March 29, 2006.

4.7(14)	Stock Option Agreement with Rudolf W. Gunnerman dated May 23, 2006.

4.8(14)	Director Stock Option Agreement with Robert van Maasdijk dated May 23, 2006.

4.9	Form of Warrant dated March 12, 2007.

10.1*	2003 Non-Officer Limited Stock Appreciation Rights Plan.

10.2+	Securities Purchase Agreement dated as of June 1, 2004, by and between SulphCo, Inc. and the Purchasers parties thereto.

10.3++	Securities Purchase Agreement dated as of June 14, 2004, by and between SulphCo, Inc. and the Purchasers parties thereto.

10.4#	Engagement Agreement dated July 1, 2004, by and between SulphCo, Inc. and RWG, Inc.

10.5#	Promissory Note dated December 30, 2003, from SulphCo, Inc. to Rudolf W. Gunnerman and Doris Gunnerman.

10.6#	Promissory Note dated December 30, 2003, from SulphCo, Inc. to Erika Herrmann.

10.7#	Letter dated April 28, 2004, from Rudolf W. Gunnerman to SulphCo, Inc.

10.8#	Promissory Note dated April 28, 2004, from SulphCo, Inc. to Rudolf W. Gunnerman.

10.9#	Finder’s Fee Agreement made as of May 11, 2004 between SulphCo, Inc. and Vantage Investments Group, Inc.

10.10#	Letter Agreement dated May 28, 2004 between SulphCo, Inc. and Olympus Securities, LLC.

10.11#	Engagement Agreement dated July 1, 2004, by and between SulphCo, Inc. and RWG, Inc.

10.12#	Consulting Agreement dated July 15, 2004, by and between SulphCo, Inc. and InteSec Group LLC.

10.13#	Collaboration Agreement dated August 6, 2004, by and between SulphCo, Inc. and ChevronTexaco Energy Technology Company.

10.14#	Contract for Establishment of a Limited Liability Company (SulphCo Oil Technologies Kuwait).

10.15#	Loan Extension Agreement, dated for reference the 12th day of December, 2004, between Rudolf W. Gunnerman and SulphCo, Inc.

10.16#	Loan Extension Agreement, dated for reference the 12th day of December, 2004, between Erika Herrmann and SulphCo, Inc.

10.17(1)	Separation Agreement and General Release dated as of December 28, 2004, by and between SulphCo, Inc. and Kirk S. Schumacher.

10.18(2)	Letter Agreement dated as of January 6, 2005, by and between SulphCo, Inc. and Alan L. Austin, Jr.

10.19(3)	Promissory Note from SulphCo, Inc. to Rudolf W. Gunnerman dated December 31, 2004.

10.20#	Letter Agreement dated February 4, 2005, by and between SulphCo, Inc. and ChevronTexaco Energy Technology Company.

10.21(4)	Agreement dated February 22, 2005, by and between SulphCo, Inc. and OIL-SC, Ltd.

10.22(5)	Letter Agreement dated April 27, 2005, by and between SulphCo, Inc. and ChevronTexaco Energy Technology Company.

10.23(6)	Employment Agreement dated as of June 1, 2005, by and between SulphCo, Inc. and Peter Gunnerman.

10.24(7)	Test Agreement by and between SulphCo, Inc. and Total France entered into on October 10, 2005.

10.25(8)	Employment agreement with Loren J. Kalmen dated November 10, 2005.

10.26(9)	Letter Agreement by and between SulphCo and OIL-SC and dated as of November 9, 2005.

10.27(10)	Memorandum of Association dated November 29, 2005, by and between SulphCo, Inc. and Trans Gulf Petroleum Co., a Government of Fujairah company.

10.28(11)	Employment Agreement, dated as of January 1, 2006, by and between SulphCo, Inc. and Michael Applegate.

10.29(12)	2nd Loan Extension and Modification Agreement by and between SulphCo, Inc. and Dr. Rudolf W. Gunnerman and Doris Gunnerman entered into on January 30, 2006.

10.30(13)	Securities Purchase Agreement dated as of March 29, 2006, by and between SulphCo, Inc. and the Purchasers parties thereto, including form of Warrant as Exhibit “A” thereto.

10.31(14)	SulphCo, Inc. 2006 Stock Option Plan approved by stockholders June 19, 2006.

10.32(15)	Engagement Agreement with RWG, Inc. dated July 1, 2006.

10.33(16)	Test Agreement between SK Corporation and SulphCo, Inc. dated July 20, 2006.

10.34(17)	Memorandum of Understanding with Pierson Capital International, Ltd. dated August 1, 2006.

10.35(18)	Memorandum of Understanding with Petrobras dated August 31, 2006.

10.36(19)	Amendment to Agreement of February 22, 2005 between SulphCo KorAsia, Inc. and SulphCo, Inc. dated August 18, 2006.

10.37(20)	Employment Agreement with Larry Ryan dated January 12, 2007.

10.38(21)	Amendment No. 1 to Securities Purchase Agreements and Warrants dated March 12, 2007, including form of Warrant as Exhibit “A” thereto.

10.39(22)	Employment Agreement with Brian Savino dated March 9, 2007.

10.40(23)	Form of Assignment of Promissory Note, dated April, 24, 2007.

10.41(23)	Form of Allonge to Assignment of Promissory Note, dated April 27, 2007

10.42(24)	Employment Agreement with Stanley W. Farmer dated May 17, 2007

10.43(25)	Master Services Agreement between Mustang International, L.P. and SulphCo, Inc. dated March 29, 2006.

10.44(25)	Work Release between Mustang International, L.P. and SulphCo, Inc. dated March 29, 2006.

10.45(25)	Amendments No. 1 and No. 2 to Master Services Agreement between Mustang International, L.P. and SulphCo, Inc. dated September 13, 2006 and August 21, 2007, respectively.

10.46(25)	Stock Option Agreement between Rudolf and Doris Gunnerman and Optionees dated April 27, 2007 to Acquire 125,000 shares of SulphCo, Inc. stock held by the Gunnermans.

10.47(25)	Stock Option Agreement between Rudolf and Doris Gunnerman and Optionees dated April 27, 2007 to Acquire 1,500,000 shares of SulphCo, Inc. stock held by the Gunnermans.

10.48(25)	Stock Purchase Agreement between Rudolf and Doris Gunnerman and Buyers dated April 27, 2007 to Acquire 125,000 shares of SulphCo, Inc. stock held by the Gunnermans.

10.49(26)	Amendment No. 2 to Securities Purchase Agreements and Warrants dated November 28, 2007, including form of Warrant as Exhibit “A” thereto.

10.50(26)	License Agreement between Industrial Sonomechanics, LLC and SulphCo, Inc. dated November 9, 2007, including form of Warrant as Schedule 4.2 thereto.

10.51(27)	Employment Agreement with M. Clay Chambers dated February 6, 2008.

10.52	Modification Agreement to Convertible Notes Payable Among SulphCo, Inc. and Holders dated November 28, 2007.

10.53	Lockup Agreement between Rudolf and Doris Gunnerman and SulphCo, Inc. dated February 27, 2008.

10.54	Amendment No. 2 to Stock Option Agreements between Rudolf and Doris Gunnerman and Optionees dated February 12, 2008.

10.55	Stock Option Agreement between Rudolf and Doris Gunnerman and Iroquois Master Fund Ltd. and Ellis Capital LLC dated February 12, 2008.

10.56	Stock Option Funds Escrow Agreement among Rudolf and Doris Gunnerman, Iroquois Master Fund Ltd. and Ellis Capital LLC and Grushko & Mittman, P.C. dated February 12, 2008.

10.57	Stock Purchase Agreement between Rudolf and Doris Gunnerman and Iroquois Master Fund Ltd. and Ellis Capital LLC dated February 12, 2008.

10.58	Stock Purchase Escrow Agreement among Rudolf and Doris Gunnerman, Iroquois Master Fund Ltd. and Ellis Capital LLC and Grushko & Mittman, P.C. dated February 12, 2008.

10.59	Assignment and Consent Agreement between Rudolf and Doris Gunnerman and Iroquois Master Fund Ltd. and Ellis Capital LLC dated February 12, 2008.

14*	Code of Ethics adopted by the Board of Directors on March 12, 2004.

16.1+++	Letter from Forbush and Associates to the SEC dated May 14, 2004.

16.2++++	Letter from Marc Lumer & Company to the SEC dated July 13, 2007.

23.1	Consent of Hein & Associates LLP

23.2	Consent of Marc Lumer & Company

31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certifications of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________

* Incorporated by reference from the registrant’s Annual Report on Form 10-KSB (SEC File No. 333-27599) as filed with the SEC on March 29, 2004.

** Incorporated by reference from the registrant’s Form 10-QSB for the quarter ended March 31, 2003 (SEC File No. 27599) as filed with the SEC on May 14, 2003, and Form 8-K (SEC File No. 32636) filed with the SEC on January 22, 2007.

*** Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) filed on June 1, 2007.

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

++++ Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) filed with the SEC on July 13, 2007.

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

(17) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on August 3, 2006.

(18) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on September 8, 2006.

(19) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on September 11, 2006.

(20) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on January 18, 2007.

(21) Incorporated by reference from the registrant’s Form 10-K (SEC File No. 1-32636) as filed with the SEC on April 2, 2007.

(22) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on March 14, 2007.

(23) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on May 1, 2007.

(24) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on May 23, 2007.

(25) Incorporated by reference from the registrant’s Form S-3 (SEC File No. 333-146418) as filed with the SEC on October 1, 2007.

(26) Incorporated by reference from the registrant’s Form S-3 (SEC File No. 333-148499) as filed with the SEC on January 7, 2008.

(27) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on February 8, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SULPHCO, INC.

March 12, 2008	By:	/s/ Larry D. Ryan
Larry D. Ryan
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry D. Ryan	Chief Executive Officer, Director	March 12, 2008
Larry D. Ryan	(Principal Executive Officer)

/s/ Stanley W. Farmer	Vice President and Chief Financial Officer	March 12, 2008
Stanley W. Farmer	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Robert H. C. van Maasdijk	Chairman of the Board, Director	March 12, 2008
Robert H. C. van Maasdijk

/s/ Edward G. Rosenblum	Director	March 12, 2008
Edward G. Rosenblum

/s/ Lawrence G. Schafran	Director	March 12, 2008
Lawrence G. Schafran

/s/ Dr. Hannes Farnleitner	Director	March 12, 2008
Dr. Hannes Farnleitner

/s/ Edward E. Urquhart	Director	March 12, 2008
Edward E. Urquhart

/s/ Michael T. Heffner	Director	March 12, 2008
Michael T. Heffner

SULPHCO, INC.’S REPORT
ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of SulphCo, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting. This report appears on page F-2.

/s/ Larry D. Ryan	/s/ Stanley W. Farmer
Larry D. Ryan	Stanley W. Farmer
Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SulphCo, Inc.:

We have audited the internal control over financial reporting of SulphCo, Inc. (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Company’s accompanying Report on Internal Control Over Financial Reporting appearing on page F-1. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007, and the related statements of operations, cash flows and changes in stockholders’ equity (deficit) for the year ended December 31, 2007, and our report dated March 7, 2008, expressed an unqualified opinion thereon.

/s/ Hein & Associates LLP

Houston, Texas
March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SulphCo, Inc.:

We have audited the accompanying balance sheet of SulphCo, Inc. (a company in the Development Stage) (the “Company”) as of December 31, 2007 and the related statements of operations, cash flows and changes in stockholders’ equity (deficit) for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the combination in the statements of operations, cash flows and changes in stockholders’ equity (deficit) of the amounts as presented for the year ending December 31, 2007 with the amounts for the corresponding statements for the period from inception (January 13, 1999) through December 31, 2006. In our opinion, the amounts have been properly combined for the period from inception (January 13, 1999) through December 31, 2007.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Hein & Associates LLP

Houston, Texas
March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Sulphco, Inc.:

We have audited the accompanying balance sheet of SulphCo, Inc. (the “Company”) as of December 31, 2006 and 2005 and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marc Lumer & Company
San Francisco, California
April 2, 2007

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$7,430,138	$6,004,992
Loan and accrued interest receivable, net	-	289,099
Prepaid expenses and other	442,934	248,373
Total current assets	7,873,072	6,542,464

Property and Equipment, net	309,323	206,957

Other Assets
Intangible assets, net	881,848	508,216
Deposits	37,798	36,822
Total other assets	919,646	545,038
Total assets	$9,102,041	$7,294,459

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,515,278	$3,709,302
Refundable deposit	550,000	550,000
Late registration penalty (including accrued interest)	1,094,671	957,828
Related party note payable	-	5,000,000
Total current liabilities	3,159,949	10,217,130

Long Term Liabilities
Convertible notes payable, net of discount	2,967,802	-
Other	180,058	-

Total long term liabilities	3,147,860	-

Total liabilities	6,307,809	10,217,130

Commitments and Contingencies (Note 12)

Stockholders' Equity (Deficit)
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 100,000,000 shares authorized ($0.001 par value) 80,848,416 and 72,620,910 shares issued and outstanding, respectively	80,848	72,621
Additional paid-in capital	122,700,951	67,864,451
Deficit accumulated during the development stage	(119,987,567)	(70,856,288)
Accumlated other comprehensive loss	-	(3,455)
Total stockholders' equity (deficit)	2,794,232	(2,922,671)
Total liabilities and stockholders' equity (deficit)	$9,102,041	$7,294,459

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS
For the Years ended December 31, 2007, 2006 and 2005
and for the Period from Inception through December 31, 2007

	2007	2006	2005	Inception to Date

Revenue
Sales	$-	$-	$-	$42,967
Expenses
Selling, general, and administrative expenses	(11,445,749)	(13,566,230)	(5,715,079)	(51,903,093)
Research and development expenses :
Fujairah test facility	(1,694,509)	(21,473,129)	-	(23,167,638)
Other	(6,015,959)	(3,955,562)	(2,518,015)	(13,154,330)
Loss on joint venture	-	(136,095)	-	(136,095)
Loss on disposal of asset	-	-	-	(221,711)
Loss on impairment of asset	-	-	(233,900)	(233,900)
Total operating expenses	(19,156,217)	(39,131,016)	(8,466,994)	(88,816,767)
Loss from operations	(19,156,217)	(39,131,016)	(8,466,994)	(88,773,800)

Other income (expense)
Interest income	290,094	477,869	193,987	1,018,564
Interest expense	(5,487,048)	(465,547)	(395,123)	(6,696,515)
Late registration fees	-	-	(760,240)	(760,240)
Other	(9,160)	2,532	-	(6,628)

Net loss	(24,362,331)	(39,116,162)	(9,428,370)	(95,218,619)

Deemed dividend	(24,768,948)	-	-	(24,768,948)

Net loss attributable to common stockholders	$(49,131,279)	$(39,116,162)	$(9,428,370)	$(119,987,567)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	3,455	(3,455)	-	-

Net comprehensive income (loss)	$(49,127,824)	$(39,119,617)	$(9,428,370)	$(119,987,567)

Loss per share: basic and diluted	$(0.64)	$(0.55)	$(0.17)

Weighted average shares basic and diluted	77,062,280	70,737,679	56,973,284

The Accompanying Notes are an Integral Part of the Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005
and for the Period from Inception to December 31, 2007

	2007	2006	2005	Inception To Date
Cash Flows From Operating Activities
Net loss in operating activities:	$(24,362,331)	$(39,116,162)	$(9,428,370)	$(95,218,619)
Depreciation and amortization	189,880	112,198	215,478	1,187,444
Accretion of convertible notes payable discount	5,024,308	-	-	5,024,308
Allowance for loan receivable	313,451	-	-	313,451
Stock-based compensation	4,335,261	2,779,325	1,568,225	14,484,103
Stock issued for interest expense	-	-	-	296,000
Contribution from stockholder	-	-	-	555,000
Loss from joint venture	-	136,096	-	136,096
Impairment of assets and other	(6,908)	-	233,900	448,703
Changes in:
Receivables	-	(118,657)	317,800	(118,657)
Prepaid expenses and other	(215,458)	(6,239)	(98,718)	(359,274)
Accounts payable and accrued expenses	(2,013,966)	2,852,079	(1,070)	1,617,526
Refundable deposit	-	-	550,000	550,000
Accrued fees and interest	135,867	(275,000)	820,985	681,852
Net cash used in operating activities	(16,599,896)	(33,636,360)	(5,821,770)	(70,402,067)
Cash Flows From Investing Activities
Purchase of property and equipment, net of sales	(240,534)	105,550	(224,962)	(1,256,074)
Investments in joint ventures and subsidiaries	-	-	(139,550)	(361,261)
Return/ (payment) of deposits	-	104,000	(94,000)	(36,822)
Investments in intangible assets	(418,436)	(180,268)	(200,011)	(987,186)
Net cash used in investing activities	(658,970)	29,282	(658,523)	(2,641,343)
Cash Flows from Financing Activities
Proceeds from sales of stock, net of offering costs	18,684,012	35,237,417	3,982,107	69,683,188
Proceeds from related party notes payable	-	-	-	11,000,000
Proceeds from stock subscriptions	-	-	-	4,240,887
Proceeds from issuance of line of credit	-	-	-	750,000
Return on capital	-	-	-	(118,427)
Principal payments on related party notes payable	-	(2,500,000)	(500,000)	(3,250,000)
Decrease in related party receivable	-	-	-	1,359,185
Payments on contract payable	-	-	-	(250,000)
Principal payments on line of credit	-	-	-	(750,000)
Principal payments on advance from related party	-	-	-	(2,191,285)
Net cash provided by financing activities	18,684,012	32,737,417	3,482,107	80,473,548
Net change in cash and cash equivalents	1,425,146	(869,661)	(2,998,186)	7,430,138
Cash and cash equivalents: beginning of period	6,004,992	6,874,653	9,872,839	-
Cash and cash equivalents: end of period	$7,430,138	$6,004,992	$6,874,653	$7,430,138
Supplemental information
Cash paid for interest	$341,545	$334,251	$334,251	$967,760
Cash paid for income taxes	-	-	-
Non-cash investing and financing activities
Extinguishment of related party note payable	5,000,000	-	-	5,000,000
Extinguishment of convertible notes payable	4,680,044	-	-	4,680,044
Issuance of stock for convertible notes payable	319,956	-	-	319,956
Non-cash deemed dividends	24,768,948	-	-	24,768,948

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
From Inception to December 31, 2007

					Stock
			Additional		Subscriptions
	Common Stock		Paid-in	Accumulated	Receivable	Total
	Shares	Amount	Capital	Deficit	and Other	Equity

Balance at January 13, 1999	-	$-	$-	$-	$-	$-

Stock issued for cash at $167 per share	1,000	1	166,999	-	-	167,000

Restatement for recapitalization of GRD, Inc.	19,999,000	19,999	(19,999)	-	-	-

Net loss	-	-	-	(128,802)	-	(128,802)

Balance at December 31, 1999	20,000,000	20,000	147,000	(128,802)	-	38,198

Contributions from stockholders:
Cash	-	-	169,169	-	-	169,169
Equipment	-	-	362,331	-	-	362,331

Acquisition of GRD, Inc.	1,200,000	1,200	(251,200)	-	-	(250,000)

Stock issued for cash and subscription receivable at $0.50 per share	820,000	820	409,180	-	(208,500)	201,500

Stock options granted at $0.50 per share in December 2000	-	-	919,401	-	-	919,401

Stock options granted at $1.50 per share in December 2000	-	-	94,799	-	-	94,799

Net loss	-	-	-	(1,364,390)	-	(1,364,390)

Balance at December 31, 2000	22,020,000	$22,020	$1,850,680	$(1,493,192)	$(208,500)	$171,008

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
From Inception to December 31, 2007

					Stock
			Additional		Subscriptions
	Common Stock		Paid-in	Accumulated	Receivable	Total
	Shares	Amount	Capital	Deficit	and Other	Equity

Balance at December 31, 2000	22,020,000	$22,020	$1,850,680	$(1,493,192)	$(208,500)	$171,008

Stock issued for intangible assets at $4.25 per share in January 2001	292,800	293	1,244,107	-	-	1,244,400

Stock issued for intangible assets at $2.85 per share in February 2001	400,000	400	1,139,600	-	-	1,140,000

Stock sold to related party at $1.47 per share in February 2001	24,750	25	36,431	-	-	36,456

Stock issued for marketing services at $2.86per share in April 2001	200,000	200	571,800	-	-	572,000

Stock options granted to related parties for services in June 2001	-	-	773,931	-	-	773,931

Stock issued in exchange for notes receivable at $0.50 per share in May 2001	9,556,000	9,556	4,768,444	-	(4,778,000)	-

Stock issued in exchange for notes receivable at $1.50 per share in June 2001	425,000	425	637,075	-	(637,500)	-

Stock sold for cash at $2.94 per share in June 2001	100,000	100	293,900	-	-	294,000

Stock issued in exchange for note receivable at $1.41 per share in June 2001	200,000	200	281,800	-	(282,000)	-

Stock issued to related party for cash at $0.50per share in June 2001	350,000	350	174,650	-	-	175,000

Cash received for subscription receivable in July 2001	-	-	-	-	282,000	282,000

Cash received for subscription receivable in August 2001	-	-	-	-	340,000	340,000

Stock issued for subscription receivable at $0.725 per share in September 2001	2,758,620	2,759	1,997,241	-	(2,000,000)	-

Stock issued to related party for consulting fees at $0.85 per share in November 2001	4,000,000	4,000	3,396,000	-	-	3,400,000

Stock returned in November 2001	(300,000)	(300)	(1,558,147)	-	784,500	(773,947)

Cash received for subscriptions	-	-	-	-	200,000	200,000

Stock returned in December 2001	(100,000)	(100)	(49,900)	-	50,000	-

Stock options at a weighted average price of $0.75 per share in October 2001	-	-	89,020	-	-	89,020

Net loss	-	-	-	(6,927,525)	-	(6,927,525)

Balance at December 31, 2001	39,927,170	$39,928	$15,646,632	$(8,420,717)	$(6,249,500)	$1,016,343

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
From Inception to December 31, 2007

					Stock
			Additional		Subscriptions
	Common Stock		Paid-in	Accumulated	Receivable	Total
	Shares	Amount	Capital	Deficit	and Other	Equity

Balance at December 31, 2001	39,927,170	$39,928	$15,646,632	$(8,420,717)	$(6,249,500)	$1,016,343

Stock issued for related party services at $0.50 per share in March 2002	10,000,000	10,000	4,990,000	-	-	5,000,000

Stock returned in May 2002	(1,000,000)	(1,000)	(499,000)	-	500,000	-

Stock returned in June 2002	(100,000)	(100)	(71,900)	-	72,000	-

Stock returned in July 2002	(25,000)	(25)	(37,475)	-	37,500	-

Payment on stock subscription received in July 2002	-	-	-	-	515,500	515,500

Stock returned in July 2002	(1,000,000)	(1,000)	(499,000)	-	500,000	-

Stock issued for services at $0.10per share in September 2002	50,000	50	4,950	-	-	5,000

Stock returned in September 2002	(431,000)	(431)	(440,069)	-	-	(440,500)

Stock issued for services at $0.27per share in October 2002	50,000	50	13,450	-	-	13,500

Stock options issued in November 2002 for $0.10 per share	-	-	31,500	-	-	31,500

Stock issued to a related party for cash at $0.10 per share in November 2002	100,000	100	9,900	-	-	10,000

Stock issued to a related party for cash at $0.10 per share in December 2002	50,000	50	4,950	-	-	5,000

Net loss	-	-	-	(6,573,627)	-	(6,573,627)

Balance at December 31, 2002	47,621,170	$47,622	$19,153,938	$(14,994,344)	$(4,624,500)	$(417,284)

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
From Inception to December 31, 2007

					Stock
			Additional		Subscriptions
	Common Stock		Paid-in	Accumulated	Receivable	Total
	Shares	Amount	Capital	Deficit	and Other	Equity

Balance at December 31, 2002	47,621,170	$47,622	$19,153,938	$(14,994,344)	$(4,624,500)	$(417,284)

Stock subscribed for services at $0.42 per share in February 2003	-	-	20,950	-	50	21,000

Payment on stock subscription received in February 2003	-	-	-	-	3,575,000	3,575,000

Stock issued to a related party for cash at $0.33per share in March 2003	50,000	50	16,450	-	-	16,500

Stock issued for services at $0.32per share in June 2003	50,000	50	15,950	-	-	16,000

Stock returned in August 2003	(196,870)	(197)	(196,678)	-	196,875	-

Stock returned in September 2003	(3,130)	(3)	(3,322)	-	3,325	-

Stock issued to a related party for cash at $0.23per share in November 2003	2,173,913	2,174	497,826	-	-	500,000

Stock returned in December 2003	(25,000)	(25)	(37,275)	-	37,300	-

Stock subscribed for prepaid interest to a related party at $0.42 per share in December 2003	-	-	295,000	-	(295,000)	-

Net loss	-	-	-	(3,170,959)	-	(3,170,959)

Balance at December 31, 2003	49,670,083	$49,671	$19,762,839	$(18,165,303)	$(1,106,950)	$540,257

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
From Inception to December 31, 2007

					Stock
			Additional		Subscriptions
	Common Stock		Paid-in	Accumulated	Receivable	Total
	Shares	Amount	Capital	Deficit	and Other	Equity

Balance at December 31, 2003	49,670,083	$49,671	$19,762,839	$(18,165,303)	$(1,106,950)	$540,257

Restricted stock issued for interest on notes $0.296 per share in January 2004	1,000,000	1,000	-	-	(1,000)	-

Stock issued for services at $0.85 per share in January 2004	100,000	100	84,900	-	-	85,000

Issued subscribed stock at $0.42 per share in March 2004	50,000	50	-	-	(50)	-

Private placement stock issuance at $0.90 per share in June 2004	2,978,343	2,978	2,677,530	-	-	2,680,508

Private placement stock issuance at $1.25 per share in June 2004	2,030,960	2,031	1,896,912	-	-	1,898,943

Stock options exercised at $0.55 per share in July 2004	200,000	200	109,800	-	-	110,000

Stock options exercised at $0.35 per share in July 2004	100,000	100	34,900	-	-	35,000

Stock issued for services at $2.86per share in August 2004	45,000	45	128,655	-	(128,700)	-

Cancellation of subscribed stock at $1.50 per share in September 2004	(45,000)	(45)	(67,455)	-	67,500	-

Stock options exercised at $0.55 per share in December 2004	300,000	300	164,700	-	-	165,000

Amortization of prepaid interest	-	-	-	-	296,000	296,000

Amortization of prepaid expenses	-	-	-	-	53,625	53,625

Contribution from related party stockholder of option given to former employee to by 100,000 shares at $0.55 per share	-	-	555,000	-	-	555,000

Related party receivable for tax withholding on exercise of stock options	-	-	-	-	(257,750)	(257,750)

Net loss	-	-	-	(4,146,453)	-	(4,146,453)

Balance at December 31, 2004	56,429,385	$56,430	$25,347,781	$(22,311,756)	$(1,077,325)	$2,015,130

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
From Inception to December 31, 2007

					Stock
			Additional		Subscriptions
	Common Stock		Paid-in	Accumulated	Receivable	Total
	Shares	Amount	Capital	Deficit	and Other	Equity

Balance at December 31, 2004	56,429,385	$56,430	$25,347,781	$(22,311,756)	$(1,077,325)	$2,015,130

Stock issued to a Director for services at $5.47 per share in January 2005	50,000	50	273,450	-	-	273,500

Stock issued to an Officer for services at $4.08 per share in January 2005	50,000	50	203,950	-	-	204,000

Receipt of related party receivable for tax withholding on stock options in January 2005	-	-	-	-	257,750	257,750

Stock issued to a consultant for services at $5.91 per share in April 2005	15,000	15	88,635	-	-	88,650

Stock issued to a Director for services at $4.99 per share in April 2005	50,000	50	249,450	-	-	249,500

Stock issued to a Director for services at $3.54 per share in May 2005	50,000	50	176,950	-	-	177,000

Warrants and Additional Investment Rights exercised in August 2005	79,430	79	81,151	-	-	81,230

Warrants and Additional Investment Rights exercised in September 2005	83,230	83	84,565	-	-	84,648

Warrants and Additional Investment Rights exercised in October 2005	16,126	16	21,812	-	-	21,828

Warrants and Additional Investment Rights exercised in November 2005	585,244	585	535,094	-	-	535,679

Stock issued to a Director for services at $3.61 per share in November 2005	50,000	50	180,450	-	-	180,500

Stock issued to a Director for services at $6.40 per share in December 2005	50,000	50	319,950	-	-	320,000

Warrants and Additional Investment Rights exercised in December 2005	3,028,380	3,028	3,041,104	-	-	3,044,132

Amortization of prepaid expenses	-	-	-	-	75,075	75,075

Net loss	-	-	-	(9,428,370)	-	(9,428,370)

Balance at December 31, 2005	60,536,795	$60,536	$30,604,342	$(31,740,126)	$(744,500)	$(1,819,748)

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
From Inception to December 31, 2007

					Stock
			Additional		Subscriptions
	Common Stock		Paid-in	Accumulated	Receivable	Total
	Shares	Amount	Capital	Deficit	and Other	Equity

Balance at December 31, 2005	60,536,795	$60,536	$30,604,342	$(31,740,126)	$(744,500)	$(1,819,748)

Warrants and Additional Investment Rights exercised in January 2006	4,423,628	4,424	4,790,044	-	-	4,794,468

Warrants and Additional Investment Rights exercised in February 2006	1,291,660	1,292	1,303,532	-	-	1,304,824

Warrants and Additional Investment Rights exercised in March 2006	2,151,327	2,151	2,068,603	-	-	2,070,754

Private placement - March 2006	4,000,000	4,000	27,063,373	-	-	27,067,373

Stock issued to a consultant for services at $7.44 per share in March 2006	17,500	18	130,182	-	-	130,200

Stock option accrued for a consultant for services at $7.44 per share in March 2006	-	-	357,525	-	-	357,525

Stock issued to a Director for services at $8.80 per share in March 2006	50,000	50	439,950	-	-	440,000

Stock issued to a Director for services at $12.72 per share in March 2006	50,000	50	635,950	-	-	636,000

Stock option accrued for a consultant for services at $7.44 per share in March 2006	-	-	8,050	-	-	8,050

Accrual of stock option for Director - June 2006	-	-	687,500	-	-	687,500

Stock issued to a Director for services at $5.53 per share in August 2006	50,000	50	276,450	-	-	276,500

Stock issued to a Director for services at $4.87 per share in December 2006	50,000	50	243,450	-	-	243,500

Accrual of stock option for Director	-	-	1,045,000	-	-	1,045,000

Options for Director forfeited December 2006	-	-	(1,045,000)	-	-	(1,045,000)

Reversal of stock subscriptions receivable	-	-	(744,500)	-	744,500	-

Other	-	-	-	-	(3,455)	(3,455)

Net loss	-	-	-	(39,116,162)	-	(39,116,162)

Balance at December 31, 2006	72,620,910	$72,621	$67,864,451	$(70,856,288)	$(3,455)	$(2,922,671)

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
From Inception to December 31, 2007

					Stock
			Additional		Subscriptions
	Common Stock		Paid-in	Accumulated	Receivable	Total
	Shares	Amount	Capital	Deficit	and Other	Equity
Balance at December 31, 2006	72,620,910	$72,621	$67,864,451	$(70,856,288)	$(3,455)	$(2,922,671)

Stock-Based Compensation	70,206	70	4,335,191	-	-	4,335,261

Proceeds from Stock Sales (Net of Offering Costs)
Warrants exercised in Q1 2007	3,952,068	3,952	7,783,721	-	-	7,787,673
Warrants exercised in Q2 2007	600,000	600	1,599,925	-	-	1,600,525
Warrants exercised in Q3 2007	1,425,412	1,425	3,767,425	-	-	3,768,850
Warrants exercised in Q4 2007	2,029,070	2,029	5,524,935	-	-	5,526,964

Deemed Dividends	-	-	24,768,948	(24,768,948)	-	-

Convertible Notes Payable - Beneficial Conversion Feature	-	-	6,736,550	-	-	6,736,550

Cashless option exercise	66,551	67	(67)	-	-	-

Debt Conversion	84,199	84	319,872	-	-	319,956

Other					3,455	3,455

Net loss	-	-	-	(24,362,331)	-	(24,362,331)

Balance at December 31, 2007	80,848,416	$80,848	$122,700,951	$(119,987,567)	$-	$2,794,232

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

1. Organization and Significant Accounting Policies

Business

SulphCo, Inc. (“SulphCo” or the “Company”) is considered a developmental stage company as defined by Statement of Financial Accounting Standards (“FAS”) No. 7, as the Company has not recognized significant revenue and is continuing to develop and market processes for the upgrading of crude oil by reducing its relative density, viscosity, and sulphur content.

SulphCo, formerly Film World, Inc., was originally organized under the laws of the State of Nevada on December 23, 1986 under the name Hair Life, Inc. The Company became inactive during 1987 and remained inactive until September 1994. In September 1994, through a reverse acquisition agreement, the Patterson Group became a wholly owned subsidiary of Hair Life, Inc. Operations were conducted via two subsidiaries until 1998, at which time all operations were discontinued, and the Company remained dormant until January 1999.

In July 1999 the Company acquired film rights and changed the corporate name to Film World, Inc. In December 2000 the Company discontinued its film operations and distributed all assets and liabilities related to that business to certain shareholders in exchange for their stock.

In December 2000 the Company entered into an exchange agreement with GRD, Inc. (DBA SulphCo) and issued 1,200,000 shares in exchange for all of the outstanding shares of GRD, Inc. Because the shareholders of GRD, Inc. controlled the Company after the exchange, the merger was accounted for as a reverse acquisition of Film World, Inc. The Company’s name was changed to SulphCo, Inc.

On October 7, 2005, the Company’s stock began trading on the American Stock Exchange under the symbol “SUF.” Previously the Company’s common stock had been quoted on the OTC Bulletin Board under the symbol “SLPH.”

Beginning in 2006 and continuing into 2007, the Company continued to make progress towards the completion of a test facility in Fujairah, United Arab Emirates. This test facility will be instrumental in the validation of the Sonocracking™ process and allowing the Company to continue to its transition towards commercialization.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the Company has no revenues, has incurred substantial losses from operations and has an accumulated deficit of approximately $120.0 million.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan and raise additional funds.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments held by the Company, which include cash, accounts receivable, accounts payable, and accrued liabilities, approximate fair values due to their short maturity. The carrying value of the convertible notes payable reasonably approximates its fair value as it has a variable interest rate that resets on a quarterly basis.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. The Company periodically reviews its long-lived assets for impairment and whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered through undiscounted future cash flows, such impairment losses are recognized in the statement of operations.

The cost of property and equipment is depreciated over the remaining estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are depreciated over the lesser of the terms of the lease or the estimated useful lives of the assets. Depreciation is computed using the straight line method. Expenditures for maintenance and repairs are expensed when incurred, while betterments are capitalized. Gains and losses on the sale of property and equipment are reflected in the statement of operations.

Intangible Assets

Intangible assets include patents, tradenames and other intangible assets acquired from an independent party. Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from one to 20 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

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

Research and Development

The Company expenses research and development costs as incurred. Since the Company has not generated meaningful revenue to date and has yet to validate the commercial viability of its technology, all costs incurred to date relating to its current ongoing technology development and commercial validation efforts have been expensed as research and development costs.

Income Taxes

The Company provides for income taxes pursuant an asset and liability based approach.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include options and warrants to acquire the Company’s common stock and convertible debt. As of December 31, 2007, 2006 and 2005, there were approximately 9.0 million, 7.3 million and 7.8 million shares issuable, respectively, in connection with these potentially dilutive securities. These potentially dilutive securities were disregarded in the computations of diluted net loss per share for the years ended December 31, 2007, 2006 and 2005, respectively, because inclusion of such potentially dilutive securities would have been anti-dilutive.

Stock-Based Compensation

We adopted SFAS No. 123R (SFAS 123R), “Share-based Payment,” effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. Prior to the adoption of SFAS 123R, this accounting treatment was optional with pro forma disclosures required. During the years ended December 31, 2007, 2006 and 2005, the Company recognized non-cash general and administrative expenses for stock options and restricted stock awards of approximately $4.3 million, $2.8 million and $1.6 million, respectively. The expense related to 2005 was solely attributable to restricted stock awards. There were no options granted to employees in 2005.

Concentrations

The Company has generally been able to obtain component parts from multiple sources without difficulty. Nevertheless, because of price and quality considerations, in 2005, the Company began utilizing three manufacturers to supply virtually all of its needs, as the Company's results could be adversely affected if manufacturing were delayed or curtailed.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform with current year presentation.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, Accounting for Income Taxes and will require that companies determine whether it is more-likely-than-not that a tax positions taken or expected to be taken in tax returns would be sustained based on their technical merits.  The Company adopted FIN 48 beginning January 1, 2007.  The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. As of January 1, 2008, the Company does not have any recurring fair value measurements and has opted for the deferral. Accordingly, the Company has not implemented and is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its results from operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. As of January 1, 2008, the Company did not elect the fair value option on any financial instruments or certain other items as permitted by SFAS 159.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), “Business Combinations,” which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R is not expected to have a material impact on the Company’s results from operations or financial position.

In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 requires that accounting and reporting for minority interests be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on our results from operations or financial position.

2. Loans Receivable and Accrued Interest

On February 16, 2006 the Company committed to a loan agreement with SulphCo KorAsia (formerly known as OIL-SC, Ltd.) of South Korea. The agreement called for advances of $50,000 per month through May 15, 2006. A total of $150,000 was advanced through May 2006. An additional $50,000 was advanced on June 6, 2006 under the same terms as the original note and in November 2006, an additional $75,000 was advanced, with a revision to the loan agreement that the full $275,000 in advances and related interest would be immediately repaid from revenues or from proceeds of any equity financings. Interest accrues at prime rate plus 1% per annum. Interest accrued since February 16, 2006 totals approximately $38,000. Based on the fact that SulphCo KorAsia has never had material revenue streams and considering that there continues to be a high level of uncertainty regarding when, if ever, it will generate material revenue streams, the Company has concluded that it is appropriate to establish an allowance for doubtful collection. Therefore, as of December 31, 2007, the Company established an allowance equal to the total principal balance and accrued interest thereon of approximately $313,000.

The Company also holds a refundable deposit of SulphCo KorAsia, which may be available to offset the loan receivable, should there be a final determination that SulphCo KorAsia could not repay the loan and accrued interest (see Note 8).

3. Property and Equipment

The following is a summary of property and equipment – at cost, less accumulated depreciation:

	2007	2006
Equipment	$868,172	$772,385
Computers	230,177	199,582
Office furniture	57,116	57,116
Leasehold improvements	70,965	90,941
	1,226,430	1,120,024
Less: Accumulated depreciation	(917,107)	(913,067)
Total	$309,323	$206,957

Depreciation expense was approximately $145,000, $194,000 and 198,000 for 2007, 2006 and 2005, respectively. In 2006, assets with accumulated depreciation totaling approximately $109,000 were sold or abandoned.

4. Loss On Impairment of Asset

The Company had a desulphurization unit (“unit”) consisting of a trailer containing equipment to be used to remove sulphur from crude oil. The Company spent approximately $4,000 in the year ended December 31, 2004, upgrading the unit. At December 31, 2004 the cost of the unit was approximately $0.4 million. No depreciation expense related to the unit was recognized in 2004 as it was considered work in process.

In March 2005 the unit was determined to be obsolete based on the Company’s current technological improvements. The estimated value of the reusable components as of March 31, 2005 was approximately $0.2 million, resulting in an impairment loss of approximately $0.2 million. The Company included the remaining $0.2 million in equipment and began depreciating it in 2005. In 2006, the equipment was sold.

5. Intangible Assets

The Company has seven U.S. patents, seven U.S. patents pending, seven foreign patents, several foreign patents pending, and six U.S. trademarks pending. At December 31, 2007 and 2006 the Company had capitalized approximately $1.0 million and $0.6 million, respectively, in costs that were incurred in connection with filing patents and trademarks related to internally developed technology. Accumulated amortization as of December 31, 2007 and 2006 was approximately $0.1 million and $45,000, respectively. During the years ended December 31, 2007, 2006 and 2005 the Company capitalized intangible assets of approximately $0.4 million, $0.2 million, and $0.2 million, respectively.

Patents and trademarks are amortized using the straight-line method over their estimated period of benefit, ranging from 10 to 20 years with a weighted average of 16.5 years. Amortization expense related to patents and trademarks for the years ended December 31, 2007, 2006, and 2005 was approximately $45,000, $28,000, and $17,000, respectively. Maintenance costs of approximately $59,000 and $36,000 were expensed throughout 2007 and 2006, respectively.

The following table reflects management’s estimate for amortization expense, using the straight-line method, for the next five years based on current capitalized amounts and estimated lives:

Year	Estimated Amortization Expense
2008	$45,000
2009	45,000
2010	45,000
2011	45,000
2012	45,000

6. Investment in Joint Venture

In November 2005, the Company and Trans Gulf Petroleum Co. (“Trans Gulf”), a Government of Fujairah company, formed Fujairah Oil Technology LLC (the “LLC”), a United Arab Emirates limited liability company, to implement the Company’s Sonocracking™ desulphurization technology. The LLC is 50% owned by Trans Gulf Petroleum and 50% owned by the Company. Fujairah is one of the seven Emirates of the United Arab Emirates. Under the terms of the joint venture, the Company is responsible for contributing its Sonocracking™ units and the facility that houses them including bearing all costs relating thereto. Operation and maintenance of the Fujairah test facility is the responsibility of the LLC. Until the LLC generates revenues, operating expenses of the facility are expected to be funded from capital contributions of the Company.

The LLC’s operations began in 2006. For the year ended December 31, 2007, its activities have consisted primarily of leasing office space and acquiring leasehold improvements and office furniture and equipment. The lease commenced March 15, 2006. For the year ended December 31, 2007, the LLC had losses of approximately $92,000. The Company has expensed these amounts as research and development costs.

Once the LLC begins generating revenues, the LLC agreement contemplates that profits and losses will be shared on a 50/50 basis between Trans Gulf and the Company. The Company’s 50% share of distributions made by the joint venture will also be subject to other costs and expenses incurred directly by the Company from time to time. The Company is uncertain that it will be able to recover its investment in the LLC. Accordingly, the carrying value of the investment has been reduced to zero at December 31, 2007 and 2006, respectively. Going forward, and to the extent that the Company continues to incur costs in excess of its investment in the LLC, these costs will be recognized by the Company as research and development costs.

7. Income Taxes

The Company is currently subject to income taxation only in the jurisdiction of the United States. Foreign jurisdictions will impose income taxes if and when income is generated subject to their laws, but there is currently no such related income. The significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006 were as follows:

	December 31, 2007	December 31, 2006
Deferred tax assets relative to the following:
Net operating loss carry-forwards	$16,854,734	$11,966,683
Construction of test facilities	7,579,496	7,003,363
Deferred share-based compensation	1,334,844	730,320
Expensed receivables	157,573	348,500
Plant constructed for sale	186,622	186,622
Depreciable assets	91,936	91,936
Other	51,328	43,866
Total deferred tax assets prior to offsets	$26,256,533	$20,371,290

Current portion	$-	$13,053,051
Non-current portion	26,256,533	7,318,239
	$26,256,533	$20,371,290

Liabilities
Deferred tax liabilities relative to the following:
Patent costs	$(315,062)	$(172,793)
Depreciable assets	(13,925)	(5,282)
Total deferred tax liabilities (all non-current)	$(328,987)	$(178,075)

Current portion	$-	$13,053,051
Non-current portion	25,927,546	7,140,164
Total deferred tax assets prior to offsets	$25,927,546	$20,193,215

Valuation allowance	$(25,927,546)	$(20,193,215)

Net deferred tax assets	$-	$-

For the years ended December 31, 2007 and 2006, the valuation allowance was increased by approximately $5.7 million and $13 million, respectively due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company’s net losses of approximately $24.4 million and $39.1 million in 2007 and 2006, respectively, and accumulated deficits of approximately $120.0 million and $70.9 million at December 31, 2007 and 2006, respectively.

The provision (benefit) for income taxes differs from the provision (benefit) amount computed by applying the statutory federal tax rate (34%) to the loss before taxes due to the following:

	December 31, 2007	December 31, 2006
Computed expected benefit	$(8,283,193)	$(13,301,260)

Permanent differences: discount accretion and Registration statement penalty interest	1,754,791	-

Book related deductions not expensed for tax:
Construction of test facilities	576,133	7,003,363
Deferred share-based compensation	1,101,094	560,150
Expensed receivables	106,573	348,500
Research credit amount	-	91,350
Other	7,463	173,479
Tax related deductions not expensed on financial statements:
Patent costs	(142,268)	(52,019)
Depreciation	(8,643)	(24,458)
Increase in benefit from net operating loss	(4,888,050)	(5,200,895)

(Increase) decrease in other deferred tax assets	(997,193)	(7,918,255)
Increase (decrease) in deferred tax liabilities	150,912	42,303

Increase in valuation allowance	5,734,331	13,076,847

Provision (benefit) for income taxes	$-	$-

As of December 31, 2007 and 2006, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $49.6 million and $35.2 million, respectively. The net operating loss carry-forwards will begin expiring in 2019 and will fully expire in 2027.

The valuation allowance for each year has been estimated in an amount equal to the projected future benefit of the deferred tax asset net of the deferred tax liability as it is not certain that the Company will generate sufficient income to utilize the future tax benefits, due to the lack of earnings in the Company’s history.

8. Refundable Deposit

In 2005, the Company received $550,000 from SulphCo KorAsia (formerly known as OIL-SC, Ltd.), pursuant to our Equipment Sale and Marketing Agreement. As this amount is fully refundable if the pilot plant does not ultimately meet the agreed specifications, no portion of the purchase price has been or will be recorded as revenue in the Company’s financial statements until the pilot plant meets all agreed specifications. The Company does not have an equity interest in SulphCo KorAsia.

9. Accrued Fees and Interest

As of December 31, 2007 and 2006, the Company had accrued late registration fees of approximately $760,000 and $760,000, respectively, and interest thereon of approximately $335,000 and $198,000, respectively, in conjunction with the private placements in 2004. In 2007 and 2006, interest expense associated with accrued late fees was approximately $137,000 and $137,000 respectively.

10. Convertible Notes Payable

April 2007 Modification

In late April 2007 two events occurred related to the Company’s then outstanding $5 million note payable (the “Note Payable”) to Rudolf W. Gunnerman (“Gunnerman”), the Company’s former Chairman and CEO. First, the Note Payable was acquired from Gunnerman by a group of investors (the “Investors”). Second, the Company negotiated modifications (the “April 2007 Modifications”) to the terms of Note Payable with the Investors to (1) extend the maturity date from December 31, 2007 to December 31, 2008 and (2) to add a conversion option to the Note Payable making the Note Payable convertible into the Company’s common stock at a conversion price of $3.80 per share (hereinafter the Note Payable is referred to as the “Convertible Notes Payable”).

In connection with the first event, the Gunnerman Note Payable was acquired directly from Gunnerman by the Investors. The Company’s participation in this event was limited to providing its consent to the assignment of the Note Payable from Gunnerman to the Investors.  As such, this element of the transaction had no impact on the Company and required no accounting in relation thereto.

Regarding the second event, the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), provide that a modification of a debt instrument that adds a substantive conversion option is always considered a substantial change. Therefore, debt extinguishment accounting pursuant to EITF 96-19 was required for this event.  In connection with the conclusion that EITF 96-19 is applicable to this transaction, SulphCo also made the determination that (1) the conversion option was substantive on the date it was added pursuant to the guidance in paragraphs 7-9 of EITF Issue No. 05-1, “Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer’s Exercise of a Call Option” (“EITF 05-1”), (2) the conversion option would not be separately accounted for as a derivative under SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” since the Convertible Notes Payable are considered to be “conventional” or “traditional” debt as contemplated in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in , a Company’s Own Stock” (“EITF 00-19”) and (3) the modification is not within the scope of SFAS Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” as contemplated in paragraph 11 of EITF Issue No. 02-04, “Determining Whether a Debtor’s Modification of Exchange of Debt Instruments Is within the Scope of FASB Statement No. 15” (“EITF 02-04”) since the Investors are not deemed to have granted a concession (i.e., because the Company’s effective borrowing rate on the Convertible Notes Payable is not less than the effective borrowing rate of the original Note Payable). Since the Convertible Notes Payable had a variable interest rate structure, the fair value of the Note Payable approximated the carrying value of the Convertible Notes Payable. As a result, there was no gain or loss resulting from these modifications.

Contemporaneous with the acquisition of the Convertible Notes Payable and just prior to the modifications, the Investors acquired warrants from Gunnerman to acquire 1,625,000 shares of the Company’s common stock currently held by Gunnerman.  Since Gunnerman is considered to be a related party and a control person (i.e., since he owns greater than 10% of the Company’s outstanding common stock), these actions are presumed to have been taken on behalf and for the benefit of the Company.  Therefore, the warrants will be accounted for as if the Company had directly issued the warrants to the Investors.  Since the warrants were acquired contemporaneous with the issuance of convertible debt, the guidance in EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) must be applied.  Using the Black-Scholes option valuation model, the Company has estimated that the fair value of the warrants on the date of grant was approximately $3.0 million.  The fair value of the Convertible Notes Payable on that date was $5 million (since it has a variable interest rate equal to LIBOR + 0.5% that resets quarterly).  Using these amounts, the Company determined that on a relative fair value basis, approximately $1.9 million of the assumed proceeds of $5 million resulting from the extinguishment should be allocated to the warrants.  After taking into account the effect of the allocation of proceeds to the warrants, the Company determined that the conversion feature that was added to the Convertible Notes Payable was a beneficial conversion feature (“BCF”) that had to be accounted for pursuant to EITF 98-5 and EITF 00-27.  SulphCo determined that the value of the BCF was in excess of the remaining unallocated debt proceeds.  Therefore, and as is provided in the guidance of EITF 98-5 and EITF 00-27, the extent of the BCF discount is limited to the amount of the remaining unallocated proceeds of $3.1 million. As a result of the accounting required for the modification of the terms of the Convertible Notes Payable, a 100% (i.e., $5 million) discount results. Prior to the November 2007 modifications (discussed below), the resulting discount was being accreted into the statement of operations, using the effective interest method, over the remaining term of the Convertible Notes Payable (i.e., through December 31, 2008) as incremental interest expense.

October 2007 Conversion

On October 22, 2007, one of the Investors holding approximately $320,000 of the Convertible Notes Payable, elected to convert it into SulphCo common stock. Pursuant to the terms of the Convertible Notes Payable, it was converted into 84,199 shares of SulphCo common stock at a conversion price of $3.80 per share. Since the Convertible Notes Payable are instruments with a beneficial conversion feature, the pro rata amount of the unamortized discount remaining at the date of conversion was recognized as interest expense. The pro rata amount of unamortized discount recognized as interest expense upon conversion was approximately $318,000.

November 2007 Modification

On November 30, 2007, the Company finalized, with an effective date of November 28, 2007, a Modification Agreement (the “November 2007 Modification Agreement”) with the Investors holding approximately $4.7 million of the Company’s then outstanding Convertible Notes Payable. The November 2007 Modification Agreement provided the following modifications (hereinafter collectively referred to as the “November 2007 Modifications”):

•	The maturity date of the Convertible Notes Payable was extended from December 31, 2008 to December 31, 2011.
•	The Investors acquired the right to accelerate the maturity date of the Convertible Notes Payable to any date after July 31, 2009, upon ten (10) business days written notice to the Company.
•
The Company may prepay the Convertible Notes Payable prior to maturity (“Prepayment Date”) with ten (10) business days notice in writing to the Investors, subject to the right of the Investors to convert all or any portion of the Convertible Notes Payable prior to the Prepayment Date.

To determine the appropriate accounting for the November 2007 Modifications noted above, the Company again applied the provisions of EITF 96-19. Under EITF 96-19, a substantial modification of loan terms results in accounting for the modification as a debt extinguishment. EITF 96-19 specifies that a modification should be considered substantial if the present value of the cash flows under the new terms is at least 10% different from the present value of the remaining cash flows under the original loan terms. EITF 96-19 requires the use of the original effective interest rate for calculating the present value of the cash flows under the modified loan.

In order to apply EITF 96-19, the Company determined the annual payments (principal and interest) under the new loan terms. In instances where either debt instrument has a floating interest rate, which in this case both debt instruments did, the variable rate in effect at the date of the modification is used to calculate the cash flows of the variable rate instrument. The variable rate in effect on the date of the November 2007 Modifications was 5.6275%. The Company used this rate to calculate the cash flows for both debt instruments. If either debt instrument is callable or putable, EITF 96-19 requires that the present value calculation should be made assuming the instrument is called (put) and assuming the instrument is not called (put). The cash flow assumptions that generate the smaller change are to be used in the 10% test. In this case, the original instrument had a face value call option exercisable at any time. The new instrument had a put option added as part of the modifications that is exercisable at any time after July 31, 2009 and retained the face value call option.

Using the original effective interest rate as the discount factor for each set of cash flows, the Company computed the present values under the various scenarios. Based on this analysis, the Company determined that the difference between the cash flows under the original terms and the modified terms was not in excess of 10% which suggested that the November 2007 Modifications were not substantial.

However, because the November 2007 Modifications involved convertible debt, the Company referred to the guidance in EITF No. 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 requires that a separate analysis must be performed if the cash flow test under EITF 96-19 does not result in a conclusion that a substantial modification or exchange has occurred. Under that separate analysis, a substantial modification or exchange has occurred and the issuer should apply extinguishment accounting if the change in the fair value of the embedded conversion option (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) is at least 10 percent of the carrying amount of the original debt instrument immediately prior to the modification or exchange.

Pursuant to the guidance in EITF 06-6, the Company calculated the fair value of the embedded conversion option immediately before and after the modifications using the Black-Scholes Option Valuation. Based on this analysis, the Company determined that the fair value of the conversion option had increased by more than 10%. Therefore, extinguishment accounting, pursuant to the provisions of EITF 96-19, applies.

EITF 96-19 requires that any unamortized discount relating to the extinguished debt should be written off and included in determining the debt extinguishment gain or loss to be recognized. In connection with this requirement, the Company recorded a journal entry of approximately $4.7 million (recognized as incremental interest expense) to accrete the remaining discount associated with the April 2007 Modification. The Company then determined that an extinguishment loss of approximately $22,000 was present. The Company then determined that the conversion feature that was relating to the Convertible Notes Payable was a BCF that had to be accounted for pursuant to EITF 98-5 and EITF 00-27.  SulphCo determined that the value of the BCF was approximately $1.7 million. The resulting discount is being accreted into the statement of operations as incremental interest expense using the effective interest method through July 31, 2009, after which time the Investors have the ability to accelerate the maturity of the Convertible Notes Payable.

As of December 31, 2007, the net balance of the Convertible Notes Payable is:

December 31, 2007
Assumed proceeds from modified Convertible Notes Payable	$4,680,044
Less:
Discount related to beneficial conversion feature	(1,736,550)
Net Convertible Notes Payable balance at November 2007	2,943,494
Add:
Discount accretion through December 31, 2007	24,308
Net Convertible Notes Payable balance at December 31, 2007	$2,967,802

The Convertible Notes Payable represents an unsecured obligation of the Company.

Interest on the Convertible Notes Payable is adjusted quarterly based on a London Inter-Bank Offering Rate (“LIBOR”) plus 0.5% per annum, with interest only payments due on December 31st of each year during the remaining term of the Convertible Notes Payable that extends through December 31, 2011 when the note matures (unless maturity is otherwise accelerated by the Investors to any date after July 31, 2009). As a result of the November 2007 Modifications, the effective interest rate of the Convertible Notes Payable was determined to be approximately 33%. During the years ended December 31, 2007, 2006 and 2005, the Company recognized total interest expense of approximately $5.5 million, $0.5 million and $0.4 million, respectively. For the year ended December 31, 2007, total interest expense recognized by the Company included approximately $5.0 million of incremental interest expense associated with discount accretion.

11. Deemed Dividends

March 2007 Transaction

On March 12, 2007, the Company executed Amendment No. 1 to Securities Purchase Agreements and Warrants (“Amendment No. 1”) with certain warrant holders (the “Warrant Holders”) that provided inducements to encourage the Warrant Holders to exercise their respective warrants. As consideration for Warrant Holders exercising their shares, the Company agreed that it would:

•	Reduce the exercise price on warrants to acquire 4,000,000 shares of the Company’s common stock held by the 2006 Warrant Holders from $6.805 per share to $2.68 per share; and

•
Issue the Warrant Holders the additional warrants (the “March 2007 Warrants”), with an exercise price of $2.68 per share, on a one to one basis for each existing warrant that was exercised including granting up to 1,952,068 warrants to 2004 Warrant Holders and up to 4,000,000 warrants to the 2006 Warrant Holders.

As a result of the inducements included in Amendment No. 1 described above, during the quarter ended March 31, 2007, 1,952,068 warrants held by the 2004 Warrant Holders and 2,000,000 warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 3,952,068 March 2007 Warrants. As a result of the inducements, the Company recorded a non-cash deemed dividend of approximately $11.5 million. The amount of the deemed dividend was estimated to be equal to the sum of the fair value of the inducements as the sum of (1) the incremental fair value conveyed to the 2006 Warrant Holders via the reduction of the exercise price of the 2006 Warrants determined as provided in paragraph 51 of SFAS 123R utilizing the Black-Scholes Valuation Model and (2) the fair value of the 3,952,068 Additional Warrants estimated using the Black-Scholes Valuation Model.

During the quarter ended June 30, 2007, 600,000 warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 600,000 March 2007 Warrants. Therefore, the Company recorded an additional non-cash deemed dividend of approximately $1.7 million that was estimated using the Black-Scholes Valuation Model.

During the quarter ended September 30, 2007, the remaining 1,400,000 warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 1,400,000 March 2007 Warrants. Therefore, the Company recorded an additional non-cash deemed dividend of approximately $3.9 million that was estimated using the Black-Scholes Valuation Model.

During the year ended December 31, 2007, the Company recognized total non-cash deemed dividends of approximately $17.1 million relative to the March 2007 transaction.

November 2007 Transactions

On November 28, 2007, the Company executed Amendment No. 2 to Securities Purchase Agreements and Warrants (“Amendment No. 2”) an agreement (the “Agreement”) with certain of the Warrant Holders holding approximately 3.95 million of the then outstanding March 2007 Warrants wherein the Warrant Holders agreed to exercise up to 50% of their March 2007 Warrants. In exchange, SulphCo agreed to issue the Warrant Holders additional warrants (the “November 2007 Warrants”) on a one-to-one basis with an exercise price of $7.00 per share and a term of three years. In addition, the Warrant Holders were granted an option to exercise the remaining 50% of their March 2007 Warrants on the later of April 15, 2008, or 30 days following the 2008 Annual Meeting of Stockholders in which SulphCo’s stockholders approve an increase of 10 million authorized common shares. If this option is exercised, then SulphCo will issue the Warrant Holders additional November 2007 Warrants on a one-to-one basis with an exercise price of $7.00 a share and a term of three years. As a result of the inducement described above, 1,976,570 of the March 2007 Warrants held by the Warrant Holders were exercised resulting in the grant of 1,976,570 November 2007 Warrants. Based on its analysis, the Company concluded that a deemed dividend should be recorded to account for the fair value of the inducement that was transferred to the Warrant Holders computed as the fair value of the 1,976,570 November 2007 Warrants issued to the Warrant Holders (determined using Black-Scholes). Based on the Black-Scholes valuation prepared for this transaction, SulphCo has determined that the amount of the non-cash deemed dividend was approximately $7.3 million. SulphCo will account for the deemed dividend relating to the November 2007 Warrants issuable upon exercise of the remaining March 2007 Warrants held by the Warrant Holders at the point in time, if ever, they are exercised.

On November 28, 2007, certain optionees (the “Optionees”) holding a stock option (the Gunnerman Option”) to acquire 1.5 million shares of the Company’s common stock acquired by the Optionees directly from Dr. Rudolf W. Gunnerman in April 2007, executed an amendment to the Gunnerman Option whereby Dr. Gunnerman agreed to extend the expiration date from December 27, 2007 to February 29, 2008. Since Dr. Gunnerman is considered to be a related party and a control person (i.e., since he owns greater than 10% of SulphCo’s outstanding common stock), it is presumed that any action that he takes involving SulphCo common stock is taken on behalf and for the benefit of SulphCo. Therefore, SulphCo concluded that a deemed dividend should be recorded for any excess fair value of the “new” Gunnerman Option relative to the “old” Gunnerman Option as determined using the Black-Scholes option valuation model. Based on the Black-Scholes valuation prepared for this transaction, SulphCo has determined that the amount of the non-cash deemed dividend was approximately $0.4 million.

During the year ended December 31, 2007, the Company recognized total non-cash deemed dividends of approximately $7.7 million relative to the November 2007 transactions.

During the year ended December 31, 2007 and between the March 2007 and November 2007 transactions, the Company recognized total non-cash deemed dividends of approximately $24.8 million.

12. Commitments and Contingencies

Commission Commitments

The Company entered into an agency agreement with Atlas Commercial Holdings, LLC (“Atlas”) on July 25, 2006 to advise and assist the Company with establishing and implementing an ongoing business venture with Petrobras (Brazil).  Pursuant to this agreement, the Company has agreed to pay Atlas a transaction fee equal to ten percent of the net income received by the Company from any transaction with Petrobras in respect of net income which accrues to the Company through and including December 31, 2016.

Commitments under Operating Leases

In May 2007, the Company entered into an operating lease agreement for office space in Houston, Texas having a term of sixty months. In July 2007, the Company relocated its corporate headquarters from Reno, Nevada to Houston, Texas. Also in May 2007, the Company entered into operating lease agreements for facilities in Reno, Nevada and Sparks, Nevada, with each having a thirty-six month term. As of December 31, 2007, the Company made the decision to discontinue utilizing the Reno office space and is attempting to sub-lease this space for the remaining term of the lease which extends through May 2010. However, due to the softness in the real estate markets in Reno, it is unclear when, if ever, the Company will be able to obtain a replacement tenant for the space for its remaining term. In connection with its decision to discontinue utilizing the Reno office space, the Company recognized a charge of approximately $282,000 which represents the total amount of the future minimum lease payments remaining under the terms of the Reno operating lease agreement.

Following is a schedule of future minimum lease payments required under these operating lease agreements:

2008	$282,630
2009	288,657
2010	231,628
2011	151,200
2012	75,600
Total future minimum lease payments	$1,029,715

The Company recognized approximately $672,000 (which includes the $282,000 relating to the Reno lease discussed above), $439,000, and $435,000 for rent expense in 2007, 2006, and 2005, respectively.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist mainly of cash and cash equivalents. The Company maintains amounts in an interest bearing U.S. checking account which exceeds federally insured limits by approximately $7.3 million at December 31, 2007. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

Refundable Deposit

At December 31, 2007 and 2006 the Company had a $550,000 refundable deposit in connection with an agreement with SulphCo KorAsia (“KorAsia”) (formerly OIL-SC) for a pilot plant in South Korea. Until KorAsia accepts in writing the results of the pilot plant, the $550,000 is refundable at their option. The Company has agreed to receive the remaining payment of $450,000 within seven days after the first commercial license agreement for the Sonocracking™ technology between the Company and a Korean refining company, provided that KorAsia uses the funds for continued marketing activities regarding the Sonocracking™ technology in Korea.

Registration Payment Arrangements

As is discussed in Note 11 above, the Company executed the Amendment No. 1 and Amendment No. 2 with the Warrant Holders. Both amendments contained the following registration provisions:

Amendment No. 1

Pursuant to Amendment No. 1, the Company is required to:

•
Use commercially reasonable efforts to prepare and file a registration statement (the “Amendment No. 1 Additional Registration Statement”) to cover all shares of common stock issuable under the Amendment No.1 Additional Warrants as soon as possible, but in no event later than 90 days after March 12, 2007; and

•
Use commercially reasonable efforts to prepare and file a post-effective amendment to the registration statement covering the 2004 Warrants (the “Post-Effective Amendment”) as soon as possible, but in no event later than 5 business days after April 2, 2007, the date the Company filed its 2006 Form 10-K.

The Amendment No. 1 registration provisions further provided that in the event the Company does not file the Amendment No.1 Additional Registration Statement and the Post Effective Amendment within the required time frames (each, an “Event”), each of the Warrant Holders shall be entitled to receive on the date of such Event (the “Event Date”) an amount in cash, as partial liquidated damages and not as a penalty, equal to 1% of the aggregate exercise price paid by the Warrant Holders; and on each monthly anniversary of the Event Date thereof (if the applicable Event had not been cured), the Company shall pay the Warrant Holders an amount in cash, as partial liquidated damages and not as a penalty, 1% of the aggregate purchase price paid by the Warrant Holders (the “Amendment No. 1 Liquidated Damages”). The Amendment No. 1 Liquidated Damages shall not exceed 12% of the aggregate purchase price paid by the Warrant Holders. The maximum amount of Amendment No. 1 Liquidated Damages that the Company could be required to pay under the Amendment No. 1 registration provisions is approximately $950,000.

The Company filed both the Amendment No.1 Additional Registration Statement and the Post-Effective Amendment within the required time frames and therefore does not expect to incur any Amendment No. 1 Liquidated Damages.

Amendment No. 2

Pursuant to Amendment No. 2, the Company is required to:

•
Use commercially reasonable efforts to prepare and file a registration statement (the “Amendment No. 2 Additional Registration Statement”) to cover all shares of common stock issuable under the Amendment No. 2 Additional Warrants as soon as possible, but in no event later than 90 days after March 12, 2007.

The Amendment No. 2 registration provisions further provided that in the event the Company does not file the Amendment No. 2 Additional Registration Statement within the required time frame (an “Amendment No. 2 Event”), each of the Warrant Holders shall be entitled to receive on the date of such Amendment No. 2 Event (the “Amendment No. 2 Event Date”) an amount in cash, as partial liquidated damages and not as a penalty, equal to 1% of the aggregate exercise price paid by the Warrant Holders; and on each monthly anniversary of the Event Date thereof (if the applicable Event had not been cured), the Company shall pay the Warrant Holders an amount in cash, as partial liquidated damages and not as a penalty, 1% of the aggregate purchase price paid by the Warrant Holders (the “Amendment No. 2 Liquidated Damages”). The Amendment No. 2 Liquidated Damages shall not exceed 12% of the aggregate purchase price paid by the Warrant Holders. The maximum amount of Amendment No. 2 Liquidated Damages that the Company could be required to pay under the Amendment No. 2 registration provisions is approximately $635,000.

The Company filed the Amendment No. 2 Additional Registration Statement within the required time frame and therefore does not expect to incur any Amendment No. 2 Liquidated Damages.

Convertible Notes Payable

In connection with the addition of the conversion feature to the Convertible Notes Payable described in Note 10, the Company agreed to the following registration provision:

•
Use commercially reasonable efforts to prepare and file a registration statement (the “Convertible Notes Payable Registration Statement”) to cover all shares of common stock issuable upon conversion of the Convertible Notes Payable as soon as possible, but in no event later than June 8, 2007.

The Convertible Notes Payable registration provisions further provided that in the event the Company does not file the Convertible Notes Payable Registration Statement within the required time frame (a “Convertible Notes Payable Event”), each of the Convertible Notes Payable holders shall be entitled to receive as liquidated damages (payable in cash) (the “Convertible Notes Payable Liquidated Damages”) an amount equal to 1% for each thirty days of the principal amount of Convertible Notes Payable outstanding and the purchase price of the shares issued upon conversion of the Convertible Notes Payable which are subject to the Convertible Notes Payable Event. The Convertible Notes Payable Liquidated Damages shall not exceed 12% of Convertible Notes Payable outstanding and the purchase price of the shares issued upon conversion of the Convertible Notes Payable which are subject to the Convertible Notes Payable Event. The maximum amount of Convertible Notes Payable Liquidated Damages that the Company could be required to pay under these registration provisions is approximately $600,000.

The Company filed the Convertible Notes Payable Registration Statement within the required time frame and therefore does not expect to incur any Convertible Notes Payable Liquidated Damages.

Litigation Contingencies

There are various claims and lawsuits pending against the Company arising in the normal course of the Company’s business. Although the amount of liability, if any, at December 31, 2007, is not reasonably estimable, management is of the opinion that these claims and lawsuits will not materially affect the Company’s financial position. We have and will continue to devote significant resources to our defense, as necessary.

The following paragraphs set forth the current status of litigation as of December 31, 2007.

Clean Fuels Litigation

In Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., Case No. CV05-01346 (Second Judicial District, County of Washoe) the Company, Rudolf W. Gunnerman, Peter Gunnerman, and RWG, Inc. were named as defendants in a legal action commenced in Reno, Nevada.  The Plaintiff, Clean Fuels Technology later assigned its claims in the lawsuit to EcoEnergy Solutions, Inc., which entity was substituted as Plaintiff.  In general, Plaintiff EcoEnergy Solutions, Inc. alleged claims relating to ownership of the “sulphur removal technology” originally developed by Professor Teh Fu Yen and Dr. Gunnerman with financial assistance provided by Dr. Gunnerman, and subsequently assigned to the Company.  On September 14, 2007, after a jury trial and extensive post-trial proceedings, the trial court entered final judgment against Plaintiff EcoEnergy Solutions, Inc. on all of its claims.  Per the final judgment, all of Plaintiff’s claims were resolved against Plaintiff and were dismissed with prejudice.  In addition, the trial court found that the Company was the prevailing party in the lawsuit and entered judgment in favor of the Company and against Plaintiff of approximately $124,000, with post-judgment interest.  The Plaintiff appealed the judgment on October 5, 2007.  On December 19, 2007, and as required by Nevada statute, the Company participated in a mandatory settlement conference at which time a settlement was not reached. A briefing schedule has been issued, but there has been no date set for oral arguments. As of December 31, 2007, no liability has been accrued relative to this action.

Talisman Litigation

In Talisman Capital Talon Fund, Ltd. v. Rudolf W.Gunnerman and SulphCo, Inc., Case No. 05-CV-N-0354-BES-RAM, the Company and Rudolf W. Gunnerman were named as Defendants in a legal action commenced in federal court in Reno, Nevada. The Plaintiff alleged claims relating to the Company's ownership and rights to develop its "sulphur removal technology." The Company regards these claims as without merit. Discovery in this case formally concluded on May 24, 2006. On September 28, 2007, the court granted, in part, the Defendants' motion for summary judgment and dismissed the Plaintiff's claims for bad faith breach of contract and unjust enrichment that had been asserted against Rudolf Gunnerman. The court denied the Plaintiff's motion for partial summary judgment. Trial has been set for August 4, 2008. As of December 31, 2007, no liability has been accrued relative to this action.

McLelland Arbitration

In The Matter of the Arbitration between Stan L. McLelland v. SulphCo, Inc., Mr. McLelland, who was the Company's president from August 13, 2001, until he resigned on September 12, 2001, sought to exercise options to purchase two million (2,000,000) shares of the Company’s common stock at 50 cents per share, as well as receive salary payments for the six months following his resignation and $20,000 of alleged unpaid commuting expenses. Following the arbitration hearings, on July 24, 2007, the Company received notice that the Arbitrator had denied Mr. McLelland’s claim for the options. The Arbitrator did award salary of $125,000 plus interest from October 1, 2001 until paid, and $5,000 (without interest) out of the $20,000 of alleged unpaid commuting expenses. In connection with the resolution of this matter, the Company recognized a charge for these amounts in the quarter ended June 30, 2007 which were later paid during the quarter ended September 30, 2007.

Neuhaus Litigation

On October 20, 2006, Mark Neuhaus filed a lawsuit against the Company and Rudolf W. Gunnerman, Mark Neuhaus v. SulphCo, Inc., Rudolph W. Gunnerman, in the Second Judicial District Court, in and for the County of Washoe, Case No. CV06-02502, Dept. No. 1. The lawsuit is based on a purported Non-Qualified Stock Option Agreement and related Consulting Agreement between Mark Neuhaus and the Company dated March of 2002. Mark Neuhaus claims that according to the terms of the Non-Qualified Stock Option Agreement, he was granted an option to purchase three million (3,000,000) shares of the Company’s common stock at the exercise price per share of $0.01. On or about February of 2006, Mark Neuhaus attempted to exercise the option allegedly provided to him under the Non-Qualified Stock Option Agreement. At that time, the Company rejected Mr. Neuhaus’s attempt to exercise the option. Thereafter, Mr. Neuhaus filed this lawsuit seeking to enforce the Non-Qualified Stock Option Agreement. In his suit, Mr. Neuhaus includes claims for specific performance, breach of contract, contractual breach of the covenant of good faith and fair dealing, and tortious breach of the covenant of good faith and fair dealing. He requested that the Court compel the Company to issue the shares or alternatively to award him damages equal to the fair market value of the three million (3,000,000) shares of stock when he purported to exercise the options, minus the exercise price. On December 7, 2006, the Company moved to dismiss the lawsuit. On January 4, 2007, the Court issued an Order denying the motion on the ground that there were factual issues to be resolved which prevented dismissal at that time. The Company filed an Answer to the Complaint, as well as a counterclaim against Mr. Neuhaus and a cross claim against Rudolf W. Gunnerman on March 29, 2007. That cross-claim against Dr. Gunnerman was subsequently voluntarily discontinued, without prejudice. As of December 31, 2007, no liability has been accrued relative to this action. The Company regards the claim as without merit.

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

On December 21, 2007, the Company filed a Motion for Summary Judgment with the Court seeking dismissal of Neuhaus's claims. The Company argued that the Non-Qualified Stock Option Agreement was not valid in that there was no evidence of a board resolution approving the terms of the options, as is required by Nevada law. Neuhaus opposed the Motion. On February 4, 2008, the Court denied the Motion for Summary Judgment, finding that there remain material issues of disputed facts relating to the creation of the Non-Qualified Stock Option Agreement and the Consulting Agreement. The Company is proceeding with discovery.

Trial in this action has been rescheduled for July 14, 2008.

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

In September of 2007, the Company’s Board of Directors received a demand letter (the “Hendrickson Demand Letter”) from Mr. Hendrickson’s attorney reasserting the allegations contained in the original derivative claim and requesting that the Board of Directors conduct an investigation of these matters in response thereto. In response to the Hendrickson Demand Letter, the Company’s Board of Directors formed a special committee comprised of three independent directors to evaluate the Hendrickson Demand Letter and to determine what, if any, action should be taken.

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

Nevada Heat Treating Litigation

On November 29, 2007, Nevada Heat Treating, Inc. (“NHT”) filed at lawsuit against the Company, Nevada Heat Treating, Inc., d/b/a California Brazing, in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No. CV07-02729. In its complaint, NHT alleges trade secret misappropriation and breach of contract relative to certain information alleged to have been disclosed to the Company beginning in late 2006 and continuing through early 2007 pursuant to a consulting engagement with NHT. Among other things, NHT is asserting that certain information, alleged to have been disclosed to the Company during the term of the consulting engagement, is the subject of a nondisclosure/confidentiality agreement executed at the inception of the consulting engagement. NHT is contending that this certain information represents a trade secret that should no longer be available for use by the Company following the termination of the consulting engagement with NHT in the spring of 2007. In connection with filing this action, NHT also filed a motion for preliminary injunction against the Company seeking to enjoin it from using certain information until the matter can be resolved through the courts. A hearing for the motion for preliminary injunction has been set for March 24, 2008. Trial has been set for April 27, 2009. As of December 31, 2007, no liability has been accrued relative to this action.

Securities and Exchange Commission Subpoena

On February 25, 2008, the Company received a subpoena from the Denver office of the Securities and Exchange Commission (the “SEC”). The subpoena formalizes virtually identical requests the Company received in May, June and August 2007 and subsequently responded to which requested the voluntary production of documents and information, including financial, corporate, and accounting information related to the following subject matters: Fujairah Oil Technology LLC, the Company’s restatements for the first three quarterly periods of 2006 and the non-cash deemed dividend for the quarter ended March 31, 2007, and information and documents related to certain members of former management, the majority of whom have not been employed by the Company for over a year. We have been advised by the SEC that, despite the subpoena and formal order of investigation authorizing its issuance, neither the SEC nor its staff has determined whether the Company or any person has committed any violation of law. The Company intends to continue to cooperate with the SEC in connection with its requests for documents and information.

13. Common Stock

Other than stock based compensation disclosed in Note 14 and related party transactions disclosed in Note 17, the Company had the following transactions related to its common stock during the years ended December 31, 2007, 2006, and 2005:

Year Ended December 31, 2007

During the first quarter of 2007, the Company raised approximately $7.8 million, net of offering costs, through an exercise of outstanding warrants. Investors holding 1,952,068 of the warrants issued pursuant to the Securities Purchase Agreements, dated as of June 1, 2004 and June 14, 2004 (the “2004 Warrants” and the “2004 Warrant Holders”) exercised their warrants at their stated exercise prices of $1.125 per share and $1.5625 per share, respectively. Investors holding 2,000,000 warrants issued pursuant to the Securities Purchase Agreement, dated as of March 29, 2006 (the “2006 Warrants” and the “2006 Warrant Holders” and together with the 2004 Warrant Holders hereinafter collectively referred to as the “Warrant Holders”) exercised their warrants at an exercise price of $2.68 per share, which was a reduction from the original exercise price of $6.805 per share. The Warrant Holders received 3,952,068 March 2007 Warrants to replace all of the 2004 Warrants and 2006 Warrants that were exercised on a one to one basis. Each March 2007 Warrant expires three years from the date of issuance and entitles the holder to purchase one share of common stock at $2.68 per share.

The accounting for the reduction in the exercise price of the 2006 Warrants and the Additional Warrants is described in Note 11.

During the second quarter of 2007, the Company raised approximately $1.6 million through an exercise of 600,000 of the remaining 2,000,000 2006 Warrants at an exercise price of $2.68 per share, which was a reduction from the original exercise price of $6.805 per share. As previously agreed, the 2006 Warrant Holders received 600,000 March 2007 Warrants to replace all of the 2006 Warrants that were exercised on a one to one basis. Each March 2007 Warrant expires three years from the date of issuance and entitles the holder to purchase one share of common stock at $2.68 per share.

During the third quarter of 2007, the Company raised approximately $3.8 million through the exercise of the remaining 1,400,000 2006 Warrants at an exercise price of $2.68 per share, which was a reduction from the original exercise price of $6.805 per share. As previously agreed, the 2006 Warrant Holders received 1,400,000 March 2007 Warrants to replace all of the 2006 Warrants that were exercised on a one to one basis. Each March 2007 Warrant expires three years from the date of issuance and entitles the holder to purchase one share of common stock at $2.68 per share.

During the fourth quarter of 2007, the Company raised approximately $5.3 million through the exercise of 1,976,570 March 2007 Warrants at an exercise price of $2.68 per share. In connection with this exercise, the Warrant Holders received 1,976,570 November 2007 Warrants with an exercise price of $7.00 per share and a term of three years from the date of issuance.

During the year ended December 31, 2007, the Company raised approximately $18.5 million, net of offering costs, through the exercise of warrants held by the Warrant Holders, as described above.

Year Ended December 31, 2006

On March 29, 2006, the Company completed a private placement to a small number of accredited investors for the sale of 4,000,000 units, each unit consisting of one share of the Company’s common stock and one warrant to purchase a share of common stock. Each unit was sold at a price of $6.805 per share, resulting in gross proceeds at closing of approximately $27.2million. The warrants are exercisable, in whole or in part, at a fixed price equal to $6.805 per share, and are exercisable for a period of 18 months following their issuance. The Company filed a registration statement with the SEC covering the resale of the shares of common stock issued at closing and shares issuable upon exercise of warrants. The registration statement was declared effective by the SEC on June 23, 2006.

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

Year Ended December 31, 2005

In April 2005 fifteen thousand shares of common stock were issued at $5.91 per share, the closing price on the date of issue, in exchange for consulting services valued at $88,650.

During August through December of 2005, additional investment rights and warrants, issued in the two private placements during 2004, were exercised for 3,792,410 shares for net proceeds of approximately $3.8 million. Additional warrants for 1,365,543 shares of Common stock were issued pursuant to the agreements as a result of exercises of additional investment rights.

Increase in Authorized Capital Stock

At a Special Meeting of Stockholders held on February 26, 2008, the Company’s stockholders approved an increase in the number of authorized shares of the Company’s capital stock to 120 million shares by increasing the authorized shares of common stock, par value $0.001 from 100 million to 110 million (see Note 19 for additional discussion).

14. Stock Plans and Share-Based Compensation

Effective January 1, 2006, the Company began recording compensation in the form of grants of common stock and options for common stock at fair value in accordance with SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. During 2005, the Company did not make any grants of stock options to employees. Therefore, pro forma disclosures for 2005 are not required.

Stock Option Plans

At December 31, 2007, the Company had outstanding stock options granted under the SulphCo, Inc. 2006 Stock Option Plan (the “2006 Plan”) for designated employees, executive officers, directors, consultants, advisors and other corporate and divisional officers. The 2006 Plan is administered by the Compensation Committee established by the Company’s Board of Directors. The 2006 Plan was approved and adopted by the Company’s stockholders in June of 2006 pursuant to which, 2 million shares were available for issuance. As of December 31, 2007, there were approximately 209,000 shares available for future grants under the 2006 Plan. At a Special Meeting of Stockholders held on February 26, 2008, the Company’s stockholders approved the SulphCo, Inc. 2008 Omnibus Long-Term Incentive Plan (the “2008 Plan”) pursuant to which an aggregate of 2.25 million shares of common stock are available for issuance to designated employees, executive officers, directors, consultants, advisors and other corporate and divisional officers (see Note 18 for additional discussion).

The exercise price of options granted pursuant to the 2006 Plan and the 2008 Plan shall be at least 100 percent (110 percent for 10 percent or greater stockholders) of the fair value of the Company’s common stock on the date of grant. Options must be granted within ten years from the inception date of the 2006 Plan and become exercisable at such times as determined by the Compensation Committee. Options are exercisable for no longer than five years for certain ten percent or greater stockholders and for no longer than ten years for others.

SFAS 123R requires tax benefits relating to excess stock based compensation deductions over that recognized in expense to be prospectively presented in the Company’s statement of cash flows as financing cash inflows. However, in cases where the Company has a NOL carry-forward, SFAS 123R states that no amount shall be recorded until the deduction reduces income taxes payable on the basis that cash tax savings have not occurred. Accordingly, for the year ended December 31, 2007, the Company has not reported any excess tax benefits from the settlement (i.e. exercise of options) of stock based compensation as cash provided by financing activities on its statement of cash flows.

The Company’s policy of meeting the requirements upon exercise of stock options is to issue new shares.

2006 Plan

The fair value of each option award granted after December 31, 2005, is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term of options granted to employees is derived utilizing the simplified method referred to in SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”) which represents the period of time that options granted are expected to be outstanding. The Company utilizes the simplified method because it does not have historical exercise data which is sufficient to provide a reasonable basis to estimate the expected term. The ability of issuers to continue utilizing the simplified method was set to expire December 31, 2007. On December 21, 2007, the SEC released SAB 110, “Share-Based Payment” wherein it announced that ability of issuers to utilize the simplified method described in SAS No. 107 would be extended beyond December 31, 2007. The Company expects to continue utilizing the simplified method to determine the expected term until such time as it accumulates historical exercise data that will provide a sufficient basis for the Company to begin estimating the expected term for option exercises. The expected term of options granted to non-employees is equal to the contractual term of the option as required by other accounting literature. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. For the years ended December 31, 2007 and 2006, the Company used the following information to value option grants:

	2007	2006
Expected Volatility	132.5% - 149.5%	117% - 147%
Expected Dividend Yield	-	-
Expected Term (in years)	5.0 – 10.0	3.0
Risk Free Rate	3.58% - 5.10%	5.2%

The following table provides additional information related to the 2006 Plan:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2005	-	-
Options granted	1,125,000	$9.03
Options exercised	-	-
Options forfeited	-	-
Options outstanding, December 31, 2006	1,125,000	$9.03
Options granted	1,665,524	$3.83
Options exercised	-	-
Options forfeited	(1,000,000)	$9.03
Options outstanding, December 31, 2007	1,790,524	$4.20

Options exercisable and vested	1,034,524	$4.51

The weighted average grant date fair value of the 1,665,524 options granted in 2007 was $3.49 per share. Options outstanding at December 31, 2007, had a weighted average remaining contractual life of 8.9 years and an intrinsic value of approximately $1.8 million. Options exercisable at December 31, 2007, had a weighted average remaining contractual life of 8.6 years and an intrinsic value of approximately $0.7 million.

2006 Plan – Grants

Year Ended December 31, 2007

Of the options to acquire 1,665,524 shares of the Company’s common stock granted during the year ended December 31, 2007, options to acquire 300,000 shares relate to grants of options to acquire 100,000 shares each to three of the Company’s Board members to replace restricted stock grants of 50,000 shares each, for a total of 150,000 shares, that were rescinded by the Company. Historically, it has been the custom of the Company to grant restricted shares of its common stock to new Board members upon joining the Company’s Board. The grants of the 150,000 shares of restricted common stock were made subsequent to the Company having listed its shares on the American Stock Exchange (the “AMEX”). Included among the AMEX’s listing requirements is a requirement that grants of the Company’s common stock to Directors and certain other persons be approved by a vote of the Company shareholders. In connection with these grants, the Company did not obtain prior shareholder approval and therefore determined that it was appropriate to rescind the prior grants in lieu of calling a special meeting of the shareholders to obtain the requisite approval. The Company recorded a charge of approximately $0.4 million relating to the excess of the fair value of the replacement options granted to replace the rescinded restricted stock grants over the fair value of the rescinded restricted stock grants on the date the replacement options were granted. Also included in the options to acquire 1,665,524 shares of the Company’s common stock granted during the year ended December 31, 2007, are the following grants: (1) an option to acquire 150,000 shares of the Company’s common stock that was granted to Edward G. Rosenblum in connection with his appointment, on August 1, 2007, to the Company’s Board of Directors for which the Company recorded a charge of approximately $0.5 million; (2) an option to acquire 59,524 shares of the Company’s common stock granted to Edward G. Rosenblum to replace a grant of restricted stock granted in connection with his appointment to the Company’s Board of Directors that was later rescinded for which the Company recorded a charge of approximately $44,000 relating to the excess fair value of the option compared to the fair value of the restricted stock on the date of grant (3) options to acquire a total of 300,000 shares granted to the Company’s Board of Directors in connection with its annual retainer for which the Company recorded a charge of approximately $1.1 million; and (4) options to acquire a total of 856,000 shares granted to the Company’s officers, employees and third-party consultants for which the Company recorded a charge of approximately $1.4 million.

Year Ended December 31, 2006

During the year ended December 31, 2006, the Company granted options to acquire 1,125,000 shares of its common stock. Of this amount, an option to acquire 125,000 was granted to the then Vice Chairman of the Board of Directors, Robert van Maasdijk for which the Company recorded a charge of approximately $0.7 million and an option to acquire 1,000,000 shares was granted the Company’s former Chairman and CEO, Dr. Rudolf W. Gunnerman for which the Company recorded a charge of approximately $1 million.

2006 Plan – Forfeitures

In connection with his dismissal from the Company in January 2007, Dr. Gunnerman forfeited the previously granted option to acquire 1,000,000 share of the Company’s common stock and at which time the Company reversed, in 2006, the previously recorded charge of approximately $1 million.

Other Options

In addition to options available for issuance under the 2006 Plan, the Company has previously granted other options and warrants (the “Other Options”) to non-employees and consultants. The following table provides additional information related to the Other Options:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2004	50,000	$1.93
Options granted	50,000	$3.85
Options exercised	-	-
Options forfeited	-	-
Options outstanding, December 31, 2005	100,000	$2.89
Options granted	54,500	$6.04
Options exercised	-	-
Options forfeited	-	-
Options outstanding, December 31, 2006	154,500	$4.00
Options granted	153,000	$4.38
Options exercised	(152,500)	$3.10
Options forfeited/cancelled	(105,000)	$4.90
Options outstanding, December 31, 2007	50,000	$6.03

Options exercisable and vested	50,000	$6.03

The weighted average grant date fair value of the 153,000 Other Options granted in 2007 was $3.53 per share. Other Options outstanding at December 31, 2007, had a weighted average remaining contractual life of 2.9 years and no intrinsic value. Other Options exercisable at December 31, 2007, had a weighted average remaining contractual life of 2.9 years and no intrinsic value.

Other Options – Grants

Year Ended December 31, 2007

An option to acquire 52,500 shares of Company stock granted during the year ended December 31, 2007 (the “Mustang 2007 Option”), relates to an option that was previously granted to Mustang International, L.P. (“Mustang”) by the Company in 2006 (the “Mustang 2006 Option”). In August of 2007, the Company and Mustang agreed to amend the previously granted option and change the exercise price from $6.00 to $3.50 per share. For financial reporting purposes, the Company is deemed to have reacquired the Mustang 2006 Option by virtue of the issuance of the Mustang 2007 Option. On the date of reacquisition, the fair value of the Mustang 2007 Option exceeded the fair value of the Mustang 2006 Option by approximately $27,000. This excess fair value was fully expensed since the Mustang 2007 Option was fully vested on the date of issuance.

During the year ended December 31, 2007, the Company terminated a consulting contract that was entered into on June 28, 2007, with Edward G. Rosenblum. As consideration for entering into the consulting contract, the Company had agreed to grant Mr. Rosenblum an option to acquire 50,500 shares of the Company’s common stock (the “Rosenblum Option”). On August 1, 2007, Mr. Rosenblum was appointed to the Company’s Board of Directors. As a result and in connection therewith, the Company and Mr. Rosenblum agreed to mutually terminate this consulting contract, including the cancellation of the Rosenblum Option.

On November 9, 2007, the Company entered into an agreement with Industrial Sonomechanics, LLC ("ISM"), under which ISM granted exclusive worldwide rights to SulphCo to use its patented ultrasound horn and reactor technology for ultrasound upgrading of crude oil and crude oil fractions. Pursuant to this agreement, the Company issued ISM a warrant to purchase 50,000 shares (the “ISM Warrant”) of SulphCo common stock. The ISM Warrant had an exercise price of $6.025 per share and a three year term. In connection with the issuance of the ISM Warrant, the Company recognized a charge to research and development expense of approximately $0.2 million.

Years Ended December 31, 2006 and 2005

During the year ended December 31, 2006, the Company granted options to acquire 54,500 shares of the Company’s common stock to two third-party consultants. The Mustang 2006 Option granted the Mustang the right to acquire 52,500 shares of the Company’s common stock at an exercise price of $6.00 per share and had a term of four years from the date of issuance. In connection with the Mustang 2006 Option the Company recognized a charge of approximately $358,000. As is discussed above, the Mustang 2006 Option was replace with the Mustang 2007 Option. The remaining option to acquire 2,000 shares of the Company’s common stock was granted to Thomas J. Nardi (the “Nardi Option”). The Nardi Option had an exercise price of $7.00 per share and a one year term.

During the year ended December 31, 2005, the Company granted an option to acquire 50,000 shares to an investor relations consulting firm. The option had an exercise price of $3.85 per share and a November 2007 expiration date. This option was in addition to another option to acquire 50,000 shares the Company granted to the same investor relations consulting firm in 2004 (taken together, these two options to acquire a total of 100,000 shares are referred to as the “IR Options”).

Other Options – Exercises

During the year ended December 31, 2007, 152,500 Other Options were exercised. Of this amount, options to acquire 100,000 shares related to the IR Options discussed above that were exercised on a cashless basis resulting in the issuance of 66,551 shares of the Company’s common stock. The remaining option to acquire 52,500 shares related to the Mustang 2007 Option discussed above that were exercised at $3.50 per share resulting in proceeds to the Company of approximately $0.2 million.

During the years ended December 31, 2006 and 2005, there were no exercises of Other Options.

Other Options – Forfeitures/Cancellations
During the year ended December 31, 2007, 105,000 Other Options were either forfeited or cancelled. Of this amount, an option to acquire 52,500 shares related to the cancellation of the Mustang 2006 Option discussed above and an option to acquire 50,500 shares related to the cancellation of the Rosenblum Option discussed above. The remaining option to acquire 2,000 shares related to the Nardi Option that expired unexercised.

During the years ended December 31, 2006 and 2005, there were no forfeitures or cancellations of Other Options.

Summary Option Information

The following table summarizes information about all stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
$2.00 - $2.99	200,000	9.2	$2.66	-	-	-
$3.00 - $3.99	1,137,500	9.4	$3.65	750,000	9.5	$3.65
$4.00 - $4.99	200,000	10.0	$4.96	100,000	10.0	$4.96
$5.00 - $5.99	128,024	9.9	$5.52	59,524	10.0	$5.04
$6.00 - $6.99	50,000	2.9	$6.03	50,000	2.9	$6.03
$7.00 - $9.99	125,000	1.4	$9.03	125,000	1.4	$9.03
	1,840,524			1,084,524

The total intrinsic value of options and warrants exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $0.8 million, none and none, respectively. Cash received from all option and warrant exercises under all share-based payment arrangements for the years ended December 31, 2007, 2006 and 2005 was approximately $0.2 million, none and none, respectively. There were no tax benefits realized for tax deductions resulting from option and warrant exercises of share-based payment arrangements for the year ended December 31, 2007.

As of December 31, 2007, there was approximately $1.6 million of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized on a straight line basis over the weighted average vesting period of 0.8 years.

Restricted Stock Grants – Directors, Officers and Employees

Year Ended December 31, 2007

During the year ended December 31, 2007, the Company granted 220,206 shares of its restricted common stock to members of the Board of Directors in lieu of its annual cash. Additionally, the Company also made grants of restricted shares totaling 93,353 shares to two Board members who joined the Board in 2007. In connection with these grants, the Company recognized a charge of approximately $0.7 million. As is discussed above, the Company rescinded a total of 193,353 current and prior year restricted stock grants. As of December 31, 2007, all grants of restricted shares were fully vested and there was no unrecognized compensation costs relating to restricted share grants.

Years Ended December 31, 2006 and 2005

During the years ended December 31, 2006 and 2005, the Company granted 200,000 shares and 250,000 shares, respectively, of its restricted stock to officers and directors for which it recognized charges of approximately $1.6 million and $1.1 million, respectively. As of December 31, 2006 and 2005, all grants of restricted shares were fully vested and there were no unrecognized compensation costs relating to restricted share grants.

Restricted Stock Grants – Non-Employees

Years Ended December 31, 2007, 2006 and 2005

During the years ended December 31, 2007 and 2005, the Company did not grant any shares of restricted stock to non-employees.

During the year ended December 31, 2006, the Company granted 17,500 shares of restricted stock to non-employees for which it recognized a charge of approximately $0.1 million. As of December 31, 2006, all grants of restricted shares were fully vested and there were no unrecognized compensation cost relating to restricted share grants.

Total Share Based Compensation

During the years ended December 31, 2007, 2006 and 2005, the Company recognized total share-based compensation (for grants of stock options, warrants and restricted stock) of approximately $4.3 million, $2.8 million and $1.6 million, respectively.

15. Employee Benefit Plans

During the year ended December 31, 2007, the Company adopted a qualified defined contribution retirement plan (the “401(k) Plan”) for full-time employees. The 401(k) Plan provides participants the opportunity to make contributions ranging from 1 percent to 15 percent of their covered salaries or wages. The Company makes an annual minimum contribution to the 401(k) Plan equal to 3 percent of the covered participant’s salaries and wages. As of December 31, 2007, the Company had an accrued annual minimum contribution of approximately $0.1 million. In addition to the annual minimum contribution, the Company can make discretionary contributions. During the year ended December 31, 2007, no such discretionary contributions were made.

16. Stock Subscriptions

As of December 31, 2005, the Company had stock subscriptions receivable of $744,500. In January 2004 the Company filed suit to collect $737,000 for a stock subscription receivable that is being disputed. At December 31, 2006, the Company reversed the receivable against paid in capital due to continued uncertainty of collecting it based on the determination of legal counsel.

17. Related Party Transactions

Other than share-based compensation as detailed in Note 14, the following discussion sets forth related party transactions occurring in the years 2005, 2006, and 2007.

During the years ended December 31, 2007 and 2006, the Company made payments to totaling approximately $1.3 million and $7,500, respectively to Ma’rkisches Werk Halver, GmbH (“MWH”) in connection with ongoing probe development activities. Edward E. Urquhart, a member of the Company’s Board of Directors since August 2006, has been the Chief Executive Officer of MWH since July 2003.

Historically, the Company had maintained a consulting contract with RWG, Inc., a company wholly-owned by Dr. Rudolf W. Gunnerman, the Company’s former Chairman and CEO. This contract was terminated in January 2007 contemporaneous with Dr. Gunnerman’s dismissal from the Company. During the years ended December 31, 2007, 2006 and 2005, the total expense recognized by the Company under this arrangement was $240,000, $620,000 and $360,000, respectively. Of the amount paid during the year ended December 31, 2007, $200,000 was paid in connection with a settlement in the second quarter of 2007 between the Company and Dr. Gunnerman.

In 2005 the Company had a consulting agreement with Mr. Peter W. Gunnerman’s wholly owned company, Global 6 LLC, prior to him becoming the Company’s COO and President. During the year ended December 31, 2005, Global 6 LLC was paid $50,000 in consulting fees and reimbursed $50,015 in travel related expenses. Mr. Gunnerman resigned from his position as the Company’s COO and President in December 2006.

Beginning in 2005, the Company had a consulting agreement with Peak One Consulting, Inc., a company wholly-owned by Richard L. Masica, a Director of the Company until his retirement from the Company’s Board of Directors in June 2007. No amounts were paid to Mr. Masica under this consulting agreement during the year ended December 31, 2007. During the years ended December 31, 2006 and 2005, the Company paid Mr. Masica approximately $30,000 and $57,000 in fees for management and technical consulting and approximately $3,000 and $19,000 in travel related expenses, respectively, pursuant to this agreement.

The Company had a consulting arrangement with a Director, Michael T. Heffner, who was paid approximately $49,000 in technical consulting fees and approximately $5,000 in travel related expense reimbursements in 2006. This agreement was terminated in the second quarter of 2006. On April 15, 2007, the Company entered into a month-to-month operating lease agreement with Mr. Heffner. Under the lease agreement, the Company leases a furnished apartment for officer’s use in Reno, Nevada for $1,500 per month that can be cancelled at anytime by either party. The Company terminated this agreement effective September 30, 2007. During the year ended December 31, 2007, the Company recognized approximately $8,000 in lease expense relative to this agreement.

On April 16, 2007, with a retroactive effective date of February 10, 2007, the Company entered into a 30 day consulting contract with Mr. Vincent van Maasdijk, the son of Mr. Robert van Maasdijk who is the Chairman of the Company’s Board of Directors, initially to serve as the Fujairah Operations Manager. After each 30 day term, the consulting contract automatically renews for the next 30 days unless either party stipulates otherwise in writing. As Fujairah Operations Manager, Mr. van Maasdijk’s responsibilities included overseeing the construction and operation of the Company’s facility in Fujairah, United Arab Emirates. Mr. van Maasdijk completed the Fujairah assignment in late 2007 and has since been providing business development support services to the Company. Under the terms of the contract, Mr. van Maasdijk receives a monthly payment of $5,000 plus reimbursement of all reasonable out-of-pocket expenses, in accordance with the Company’s applicable policies and procedures. During the year ended December 31, 2007, the total expense recognized by the Company under this arrangement was approximately $78,000.

During the year ended December 31, 2007, the Company paid approximately $10,000 in interest expense to Edward G. Rosenblum, a member of the Company’s Board of Directors, in connection with approximately $166,000 principal balance of the Company’s Convertible Notes Payable, held by Mr. Rosenblum. Mr. Rosenblum acquired his interest in the Company’s Convertible Notes Payable prior to joining our Board of Directors in August 2007.

Total related party expenses were approximately $1.6 million, $4.2 million, and $1.5 million in 2007, 2006, and 2005 respectively. Total related party cash payments were approximately $1.6 million, $1.9 million and $1.3 million in 2007, 2006, and 2005 respectively.

18. Quarterly Financial Information (Unaudited)

Summarized unaudited quarterly financial information for the years ended December 31, 2007, 2006 and 2005 is noted below (in thousands, except for per share amounts):

2007	Mar. 31	Jun. 30	Sep. 30		Dec. 31

Net revenues	$-	$-		$-	$-

Gross profit	$-	$-		$-	$-

Net (loss)	$(14,513)	$(8,883)	$	(8,367)	$(9,719)

Net (loss) per share – basic and diluted (a)	$(0.20)	$(0.12)		$(0.11)	$(0.22)

2006	Mar. 31	Jun. 30		Sep. 30	Dec. 31

Net revenues	$-	$-		$-	$-

Gross profit	$-	$-		$-	$-

Net (loss)	$(9,180)	$(18,452)		$(5,724)	$(5,766)

Net (loss) per share – basic and diluted (a)	$(0.14)	$(0.25)		$(0.08)	$(0.08)

2005	Mar. 31	Jun. 30		Sep. 30	Dec. 31

Net revenues	$-	$-		$-	$-

Gross profit	$-	$-		$-	$-

Net loss	$(2,325)	$(2,357)		$(1,840)	$(2,906)

Net loss per share – basic and diluted (a)	$(0.04)	$(0.04)		$(0.03)	$(0.05)

(a) The sum of the individual quarterly earnings (loss) per share may not agree with year-to-date earnings (loss) per share as each quarterly computation is based on the income or loss for that quarter and the weighted average number of common shares outstanding during that period.

19. Subsequent Events

February 26, 2008 – Special Meeting of Stockholders

On February 26, 2008, the Company held a Special Meeting of Stockholders (the “Special Meeting”) to consider the following two proposals:

•
To amend the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s capital stock to 120,000,000 shares by increasing the authorized shares of Common Stock, par value $0.001 (the “Common Stock”) from 100,000,000 shares to 110,000,000 shares; and

•	To approve and adopt the Company’s 2008 Omnibus Long-Term Incentive Plan (the “Plan”), pursuant to which an aggregate of 2,250,000 shares of Common Stock are available for issuance.

A majority of the shares entitled to vote at the Special Meeting voted in favor of both proposals.

Securities and Exchange Commission Subpoena

On February 25, 2008, the Company received a subpoena from the Denver office of the Securities and Exchange Commission (the “SEC”). The subpoena formalizes virtually identical requests the Company received in May, June and August 2007 and subsequently responded to which requested the voluntary production of documents and information, including financial, corporate, and accounting information related to the following subject matters: Fujairah Oil Technology LLC, the Company’s restatements for the first three quarterly periods of 2006 and the non-cash deemed dividend for the quarter ended March 31, 2007, and information and documents related to certain members of former management, the majority of whom have not been employed by the Company for over a year. We have been advised by the SEC that, despite the subpoena and formal order of investigation authorizing its issuance, neither the SEC nor its staff has determined whether the Company or any person has committed any violation of law. The Company intends to continue to cooperate with the SEC in connection with its requests for documents and information.