Form 10-Q
period 2008-03-31
SULPHCO INC
filed 2008-05-09
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
______
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended_________________________March 31, 2008
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, or a non-accelerated filer. See definition of “accredited filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐ Accelerated Filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at April 30, 2008

Common Stock, par value $.001	80,849,666 shares

PART I.
Item 1. Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED BALANCE SHEETS
March 31, 2008 and December 31, 2007
(unaudited)
	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$3,885,188	$7,430,138
Prepaid expenses and other	809,531	442,934
Total current assets	4,694,719	7,873,072

Property and Equipment (net of accumulated depreciation of $959,651 and $917,107, respectively)	277,870	309,323

Other Assets
Intangible assets (net of accumulated amortization of $106,069 and $89,496, respectively)	936,642	881,848
Deposits	37,798	37,798

Total other assets	974,440	919,646
Total assets	$5,947,029	$9,102,041

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$2,163,013	$1,515,278
Refundable deposit	550,000	550,000
Late registration penalty (including accrued interest)	1,188,918	1,094,671
Total current liabilities	3,901,931	3,159,949

Convertible notes payable, net of discount	3,184,170	2,967,802
Other	154,271	180,058
Total long-term liabilities	3,338,441	3,147,860

Total liabilities	7,240,372	6,307,809

Commitments and Contingencies (see Note 6 )

Stockholders' Equity (Deficit)
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 110,000,000 shares authorized ($0.001 par value)
80,849,666 and 80,848,416 shares issued and outstanding, respectively	80,850	80,848
Additional paid-in capital	125,487,159	122,700,951
Deficit accumulated during the development stage	(126,861,352)	(119,987,567)
Total stockholders' equity (deficit)	(1,293,343)	2,794,232
Total liabilities and stockholders' equity (deficit)	$5,947,029	$9,102,041

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS
For the Three-Month Periods ended March 31, 2008 and 2007
and the Period from Inception to March 31, 2008
(unaudited)

	Three-Months Ended March 31,		Inception to
	2008	2007	March 31, 2008
Revenue
Sales	$-	$-	$42,967

Expenses:
Selling, general, and administrative expenses	(5,629,368)	(1,953,670)	(57,532,461)
Research and development expenses:
Fujairah test facility	(38,016)	(156,757)	(23,205,654)
Other	(936,757)	(816,764)	(14,091,087)
Loss on investment in joint venture	-	-	(136,095)
Loss on disposal of asset	-	-	(221,711)
Loss on impairment of asset	-	-	(233,900)
Total operating expenses	(6,604,141)	(2,927,191)	(95,420,908)
Loss from operations	(6,604,141)	(2,927,191)	(95,377,941)

Other income (expense):
Interest income	40,971	52,759	1,059,535
Interest expense	(310,615)	(113,281)	(7,007,130)
Late registration fees	-	-	(760,240)
Other	-	(1,027)	(6,628)
Net loss	(6,873,785)	(2,988,740)	(102,092,404)

Deemed Dividend (Note 3)	-	(11,523,885)	(24,768,948)
Net loss attributable to common stockholders	$(6,873,785)	$(14,512,625)	$(126,861,352)

Loss per share - basic and diluted	$(0.09)	$(0.20)
Weighted average shares - basic and diluted	80,848,759	73,938,266

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS
For the Three-Month Periods Ended March 31, 2008 and 2007
and for the Period from Inception to March 31, 2008
(unaudited)

	Three-Months Ended
	March 31,		Inception to
	2008	2007	March 31, 2008
Cash Flows From Operating Activities
Net loss	$(6,873,785)	$(2,988,740)	$(102,092,404)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	59,117	42,514	1,246,561
Accretion of note payable discount	216,368	-	5,240,676
Allowance for loan receivable	-	-	313,451
Stock-based compensation	2,786,210	66,670	17,270,313
Stock issued for interest expense	-	-	296,000
Contribution from stockholder	-	-	555,000
Loss from joint venture	-	-	136,096
(Gain) loss on disposal and impairment of assets	-	-	448,703
Changes in:
Receivables	-	955	(118,657)
Prepaid expenses and other	(366,597)	(26,680)	(725,871)
Accounts payable and accrued expenses	621,948	(1,129,814)	2,239,474
Refundable deposit	-	(25,835)	550,000
Accrued fees and interest	94,247	-	776,099
Net cash used in operating activities	(3,462,492)	(4,060,930)	(73,864,559)
Cash Flows From Investing Activities
Purchase of property and equipment	(11,091)	(2,988)	(1,267,165)
Investments in joint ventures and subsidiaries	-	-	(361,261)
Payment of deposits	-	-	(36,822)
Investments in intangible assets	(71,367)	(56,495)	(1,058,553)
Net cash used in investing activities	(82,458)	(59,483)	(2,723,801)
Cash Flows from Financing Activities
Proceeds from issuance of stock, net of offering costs	-	7,787,674	69,683,188
Proceeds from issuance of related party notes payable	-	-	11,000,000
Proceeds from stock subscriptions	-	-	4,240,887
Proceeds from issuance of line of credit	-	-	750,000
Return on capital	-	-	(118,427)
Principal payments on related party notes payable	-	-	(3,250,000)
Decrease in related party receivable	-	-	1,359,185
Payments on contract payable	-	-	(250,000)
Principal payments on line of credit	-	-	(750,000)
Principal payments on advance from related party	-	-	(2,191,285)
Net cash provided by financing activities	-	7,787,674	80,473,548
Net change in cash and cash equivalents	(3,544,950)	3,667,261	3,885,188
Cash and cash equivalents at beginning of period	7,430,138	6,004,992	-
Cash and cash equivalents at end of period	$3,885,188	$9,672,253	$3,885,188

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS - Continued
For the Three-Month Periods Ended March 31, 2008 and 2007
and for the Period from Inception to March 31, 2008
(unaudited)

Supplemental information and non-cash transactions

Cash paid for interest	$-	$-	$967,760

Cash paid for income taxes	$-	$-	$-

The Company had the following non-cash investing and financing activities:
Extinguishment of related party note payable	$-	$-	$5,000,000
Extinguishment of convertible notes payable	-	-	4,680,044
Issuance of stock for convertible notes payable	-	-	319,956
Non-cash deemed dividend	-	11,523,885	24,768,948

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of SulphCo, Inc. (the “Company” or “SulphCo”) were prepared in accordance with generally accepted accounting principles for interim financial statements in the United States of America (“GAAP”), pursuant to the Securities and Exchange Commission rules and regulations. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements.

In the opinion of management, the unaudited interim financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The results of operations for any interim period are not necessarily indicative of the results for a full year. The accompanying condensed financial statements are unaudited and should be read in conjunction with the most recent annual report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the related reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying financial statements include allowances for doubtful accounts, determination of income taxes, contingent liabilities, useful lives used in depreciation and amortization and the assumptions utilized to compute stock-based compensation. Actual results could differ from those estimates.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As of March 31, 2008, the Company had cash and cash equivalents on hand of approximately $3.9 million and working capital of approximately $0.8 million. For the three-month period ended March 31, 2008, the Company recognized a net loss of approximately $6.9 million. As a result of these continuing net losses, the Company has an accumulated deficit of approximately $126.9 million that includes the effect of non-cash deemed dividends totaling approximately $24.8 million.  When taken together, these factors raise substantial doubt about our ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan.

2.	Convertible Notes Payable

At December 31, 2007 and March 31, 2008, the Company had outstanding convertible notes payable of approximately $4.7 million (the “Convertible Notes Payable”). The Convertible Notes Payable are presented net of the unamortized discount related to a beneficial conversion feature present in the terms of the note. The discount is being accreted into the statement of operations as incremental interest expense using the effective interest method through July 31, 2009, after which time the note holders have the ability to accelerate the maturity of the Convertible Notes Payable.

As of March 31, 2008, the net balance of the Convertible Notes Payable is:

March 31, 2008
Assumed proceeds from modified Convertible Notes Payable	$4,680,044
Less:
Discount related to beneficial conversion feature	(1,736,550)
Net Convertible Notes Payable balance at November 2007	2,943,494
Add:
Discount accretion through March 31, 2008	240,676
Net Convertible Notes Payable balance at March 31, 2008	$3,184,170

The Convertible Notes Payable represents an unsecured obligation of the Company.

Interest on the Convertible Notes Payable is adjusted quarterly based on a London Inter-Bank Offering Rate (“LIBOR”) plus 0.5% per annum, with interest only payments due on December 31st of each year during the remaining term of the Convertible Notes Payable that extends through December 31, 2011 when the note matures (unless maturity is otherwise accelerated by the note holders to any date after July 31, 2009). As a result of the November 2007 Modifications, the effective interest rate of the Convertible Notes Payable was determined to be approximately 33%. For the three months ended March 31, 2008 and 2007, the Company recognized total interest expense of approximately $0.3 million and $0.1 million, respectively. For the three month period ended March 31, 2008, total interest expense recognized by the Company included approximately $0.2 million of incremental interest expense associated with discount accretion.

3.	Deemed Dividend

On March 12, 2007, the Company executed Amendment No. 1 to Securities Purchase Agreements and Warrants (the “Agreement”) with the warrant holders (the “Warrant Holders”) that provided inducements to encourage the Warrant Holders to exercise their respective warrants. As consideration for Warrant Holders exercising their shares, the Company agreed that it would:

•	reduce the exercise price on warrants to acquire 4,000,000 shares of the Company’s common stock held by the 2006 Warrant Holders from $6.805 per share to $2.68 per share; and

•
issue the Warrant Holders additional warrants, with an exercise price of $2.68 per share, on a one to one basis for each existing warrant that was exercised including granting up to 1,952,068 warrants to 2004 Warrant Holders and up to 4,000,000 warrants to the 2006 Warrant Holders.

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

4.	Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include options and warrants to acquire the Company’s common stock and convertible debt. As of March 31, 2008, there were approximately 9.8 million shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were disregarded in the computations of diluted net loss per share for three month periods ended March 31, 2008 and 2007, because inclusion of such potentially dilutive securities would have been anti-dilutive.

5.	Stock Plans and Stock-Based Compensation

In accordance with the provisions of SFAS 123R, the Company records stock-based compensation expense for all share-based payment arrangements, including stock options, warrants and restricted stock grants. Total stock-based compensation for the three month periods ended March 31, 2008 and 2007 was approximately $2.8 million (including $0.3 million for stock options granted in 2007), and $0.1 million, respectively.

Stock Option Grants – Directors, Officers and Employees

During the three month periods ended March 31, 2008 and 2007, the Company granted 977,534 and 350,000 stock options, respectively, to its directors, officers and employees. The stock-based compensation expense for these stock options for the three month periods ended March 31, 2008 and 2007 was approximately $2.5 million and $0.1 million. The fair value of these stock options was estimated using the Black-Scholes options pricing model with the following assumptions:

Three Months Ended March 31, 2008 and 2007	2008	2007
Valuation Assumptions:
Expected Term (years)	1.5 - 6.5	5.5 - 6.5
Expected Volatility	93.5% - 150.8%	114% - 150%
Expected Dividend Rate	-	-
Risk Free Interest Rate	1.6% - 3.16%	4.60% - 4.80%
Weighted Average Grant Date Fair Value	$2.18 - $3.69	$2.46 - $3.37

6.	Commitments and Contingencies

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist mainly of cash equivalents. The Company maintains these financial instruments in one U.S. financial institution, which exceed federally insured limits by approximately $3.8 million at March 31, 2008. The Company has not experienced any losses in such accounts, nor does management believe it is exposed to any significant credit risk.

Litigation Contingencies

There are various claims and lawsuits pending against the Company arising in the normal course of the Company’s business. Although the amount of liability, if any, at March 31, 2008 cannot be ascertained, management is of the opinion that these claims and lawsuits will not materially affect the Company’s financial position. We have and will continue to devote significant resources to our defense, as necessary.

The following paragraphs set forth the status of litigation as of March 31, 2008.

Clean Fuels Litigation
In Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., Case No. CV05-01346 (Second Judicial District, County of Washoe) the Company, Rudolf W. Gunnerman, Peter Gunnerman, and RWG, Inc., were named as defendants in a legal action commenced in Reno, Nevada.  The Plaintiff, Clean Fuels Technology later assigned its claims in the lawsuit to EcoEnergy Solutions, Inc., which entity was substituted as Plaintiff.  In general, Plaintiff EcoEnergy Solutions, Inc. alleged claims relate to ownership of the “sulfur removal technology” originally developed by Professor Teh Fu Yen and Dr. Gunnerman with financial assistance provided by Dr. Gunnerman, and subsequently assigned to the Company.  On September 14, 2007, after a jury trial and extensive post-trial proceedings, the trial court entered final judgment against Plaintiff EcoEnergy Solutions, Inc. on all of its claims.  Per the final judgment, all of Plaintiff’s claims were resolved against Plaintiff and were dismissed with prejudice.  In addition, the trial court found that the Company was the prevailing party in the lawsuit and entered judgment in favor of the Company and against Plaintiff of approximately $124,000, with post-judgment interest.  The Plaintiff appealed the judgment on October 5, 2007.  On December 19, 2007, and as required by Nevada statute, the Company participated in a mandatory settlement conference at which time a settlement was not reached. A briefing schedule has been issued, but there has been no date set for oral arguments. As of March 31, 2008, no asset or liability has been accrued relative to this action.

Talisman Litigation
In Talisman Capital Talon Fund, Ltd. v. Rudolf W.Gunnerman and SulphCo, Inc., Case No. 05-CV-N-0354-BES-RAM, the Company and Rudolf W. Gunnerman were named as Defendants in a legal action commenced in federal court in Reno, Nevada. The Plaintiff alleged claims relating to the Company's ownership and rights to develop its "sulfur removal technology." The Company regards these claims as without merit. Discovery in this case formally concluded on May 24, 2006. On September 28, 2007, the court granted, in part, the Defendants' motion for summary judgment and dismissed the Plaintiff's claims for bad faith breach of contract and unjust enrichment that had been asserted against Rudolf Gunnerman. The court denied the Plaintiff's motion for partial summary judgment. Trial has been set for August 4, 2008. As of March 31, 2008, no liability has been accrued relative to this action.

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

On March 25, 2008, Neuhaus moved for partial summary judgment of liability against the Company. On April 21, 2008, the Company filed its response (a) opposing summary judgment for Neuhaus and (b) cross-moving for summary judgment in favor of the Company dismissing all of Neuhaus’s claims, on the ground that discovery had now confirmed that there was no Board resolution adopted authorizing the purported option grant. Neuhaus has not yet filed his response to the Company’s cross-motion, and the motions have not yet been submitted to the Court for decision.

Trial in this action has been rescheduled for July 14, 2008. As of March 31, 2008, no liability has been accrued relative to this action. The Company regards the claim as without merit.

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

In September of 2007, the Company’s Board of Directors received a demand letter (the “Hendrickson Demand Letter”) from Mr. Hendrickson’s attorney reasserting the allegations contained in the original derivative claim and requesting that the Board of Directors conduct an investigation of these matters in response thereto. In response to the Hendrickson Demand Letter, the Company’s Board of Directors formed a committee comprised of three independent directors to evaluate the Hendrickson Demand Letter and to determine what, if any, action should be taken. The committee has retained independent counsel to advise it. As of March 31, 2008, no liability has been accrued relative to this action.

Nevada Heat Treating Litigation
On November 29, 2007, Nevada Heat Treating, Inc. (“NHT”) filed at lawsuit against the Company, Nevada Heat Treating, Inc., d/b/a California Brazing, in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No. CV07-02729. In its complaint, NHT alleges trade secret misappropriation and breach of contract relative to certain information alleged to have been disclosed to the Company beginning in late 2006 and continuing through early 2007 pursuant to a consulting engagement with NHT. Among other things, NHT is asserting that certain information, alleged to have been disclosed to the Company during the term of the consulting engagement, is the subject of a nondisclosure/confidentiality agreement executed at the inception of the consulting engagement. NHT is contending that this certain information represents a trade secret that should no longer be available for use by the Company following the termination of the consulting engagement with NHT in the spring of 2007. In connection with filing this action, NHT also filed a motion for preliminary injunction against the Company seeking to enjoin it from using certain information until the matter can be resolved through the courts. Hearings on the preliminary injunction motion took place on March 24 and 25, 2008, and May 8, 2008. On May 8, 2008, the court ruled from the bench, at the conclusion of the hearing on the motion for preliminary injunction. The court denied the plaintiff's motion on the grounds that the plaintiff had failed to demonstrate a probability of success on the merits of its claims. Trial has been set for April 27, 2009. As of March 31, 2008, no liability has been accrued relative to this action.

Securities and Exchange Commission Subpoena
On February 25, 2008, the Company received a subpoena from the Denver office of the Securities and Exchange Commission (the “SEC”). The subpoena formalizes virtually identical requests the Company received in May, June and August 2007 and subsequently responded to which requested the voluntary production of documents and information, including financial, corporate, and accounting information related to the following subject matters: Fujairah Oil Technology LLC, the Company’s restatements for the first three quarterly periods of 2006 and the non-cash deemed dividend for the quarter ended March 31, 2007, and information and documents related to certain members of former management, all of whom have not been employed by the Company for over a year. We have been advised by the SEC that, despite the subpoena and formal order of investigation authorizing its issuance, neither the SEC nor its staff has determined whether the Company or any person has committed any violation of law. The Company intends to continue to cooperate with the SEC in connection with its requests for documents and information.

7.	Related Party Transactions

During the three-month periods ended March 31, 2008 and 2007, the Company made payments totaling approximately $0.3 million and $0.2 million, respectively, to Märkisches Werk Halver, GmbH (“MWH”) in connection with ongoing probe development activities. Edward E. Urquhart, a member of the Company’s Board of Directors since August 2006, has been the Chief Executive Officer of MWH since July 2003.

The Company has a consulting contract with Vincent van Maasdijk, the son of Robert van Maasdijk who is the Chairman of the Company’s Board of Directors, to serve as a project manager. As a project manager, Mr. van Maasdijk’s responsibilities will include overseeing the installation and testing of commercial Sonocracking units at various locations assigned by the Company. Under the terms of the contract, Mr. van Maasdijk will receive a monthly payment of approximately $7,000 plus reimbursement of all reasonable out-of-pocket expenses, in accordance with the Company’s applicable policies and procedures. For the three month periods ended March 31, 2008 and 2007, the total expense recognized by the Company under this arrangement was approximately $20,000 and $10,000, respectively.

Historically, the Company had maintained a consulting contract with RWG, Inc., a company wholly-owned by Dr. Rudolf Gunnerman, the Company’s former Chairman and CEO. This contract was terminated in January 2007 contemporaneous with Dr. Gunnerman’s dismissal from the Company. During the three month periods ended March 31, 2008 and March 31, 2007 the total expense recognized by the Company under this arrangement was none and $40,000, respectively.

8.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier adoption is permitted, provided a company has not yet issued financial statements, including for interim periods, for that fiscal year. As of January 1, 2008, the Company does not have any recurring fair value measurements and has opted for the deferral. Accordingly, the Company has not implemented and is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its results from operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. As of March 31, 2008, the Company did not elect the fair value option on any financial instruments or certain other items as permitted by SFAS 159.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 requires that accounting and reporting for minority interests be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on our results from operations or financial position.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 160), “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is encouraged. SFAS 161 applies to all entities but will only affect those entities that use derivative instruments. As of March 31, 2008, the Company does not have any derivative instruments and does not expect SFAS 161 to have a material impact on our results from operations or financial position.

9.	Subsequent Events

Equity Line of Credit
The Company entered into an equity line of credit with Azimuth Opportunity Ltd. (“Azimuth”) pursuant to a Common Stock Purchase Agreement dated April 30, 2008. Subject to the conditions set forth in that agreement, Azimuth is committed to purchase up to $60,000,000 of the Company’s common stock pursuant to draw down notices that the Company may give to Azimuth from time to time at the Company’s discretion until November 1, 2009. The price of shares sold is determined by reference to the volume weighted average price of the Company’s common stock during a ten trading day pricing period at the time of each draw down notice, less a small discount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

As a development stage company, we have not generated any material revenues since we commenced our current line of business in 1999. When we emerge from the development stage, our reporting will change to reflect costs of sales against revenues.

Business Development Activities Update

The following is an update on the more significant activities the Company has been pursuing.

With respect to the Company’s ongoing commercial efforts, we continue to see a high level of interest in the Sonocracking™ process as potential customers see the value that can be driven by the technology. We are pursuing what we believe are opportunities presenting the highest likelihood of success for the technology (i.e., crudes with high sulphur content) and are working with several potential customers to achieve that goal.

Southeast Asia

On February 11, 2008, we announced an agreement with Pt. Isis Megah (“Isis”), an Indonesian oil and gas services company, granting Isis an exclusive distributorship in the sales territories of India, Malaysia, Singapore and Indonesia (the “Sales Territories”). We concurrently announced a customer order procured through Isis, conditioned upon the execution of an operating agreement, for Sonocracking™ units having at least 30,000 barrels per day (“Bpd”) of processing capacity to be shipped at our expense from Fujairah to a designated port within the Sales Territories. Subsequently, the Company shipped 90,000 Bpd of processing capacity from our facility in Fujairah, UAE, that arrived in Singapore during the week of April 14, 2008. The Sonocracking™ units will remain in storage there pending finalization of a refinery placement agreement with the customer.

During the week of March 31, 2008, SulphCo personnel conducted joint site inspections with the customer at two of its Southeast Asian refineries to evaluate their suitability for the proposed Sonocracking™ unit installations. Following these inspections the parties reached a preliminary understanding, now being reduced to writing, as to the placement of the Company’s first 30,000 Bpd commercial scale Sonocracking™ unit within a customer’s refinery (the “Placement Agreement”). Upon execution of the Placement Agreement among Isis, the customer, and SulphCo, the 30,000 Bpd Sonocracking™ unit will be shipped by barge from Singapore to the customer’s refinery site. An operating agreement cannot be signed before finalization of the Placement Agreement, since the character of the crude oil or fractionates to be processed is dependent upon both the selection of and location within the refinery where the Sonocracking™ unit is to be installed. Nonetheless, it is the intention of the Company to expeditiously proceed with the installation of the Sonocracking™ unit at the customer's refinery once the Placement Agreement has been signed, irrespective of the status of the operating agreement because: 1) the customer is prohibited from operating the Sonocracking™ unit unless an operating agreement has first been executed and 2) should the parties be unable to agree upon the terms of an operating agreement, Isis bears the risk of having to uninstall the Sonocracking™ unit at its expense and return it to SulphCo.

Fujairah

The Company is currently scheduling additional rounds of testing at the Fujairah Facility during the second quarter of 2008. These tests will be conducted for the benefit of potential customers to allow them to observe the Sonocracking™ technology and process performance first hand.

European Testing Activities

The Company expects to meet with its European testing partner during the second quarter of 2008 to discuss, among other things, the following items: 1) the results of all testing performed to date in the European testing partner’s facilities, 2) the commercial significance of those results, 3) potential commercial opportunities between SulphCo and the European testing partner, 4) additional commercial opportunities that may arise as a result of improvements made to the probe and reactor chamber technology subsequent to earlier rounds of testing in Europe, and 5) the attendance of European testing partner personnel at future testing trials in Fujairah.

South Korea

The SulphCo KorAsia project has experienced delays due to unanticipated equipment problems that occurred during the testing conducted in the first quarter of 2008. During the course of the limited trials, issues arose with a certain switching component of an electrical driver for the ultrasound probes. Those issues were ultimately attributed to factors related to the original electrical equipment supplied with the 2,000 Bpd Sonocracking™ unit in 2005. SulphCo is in the process of supplying a new power generator as well as the latest electrical driver design, similar to the drivers utilized in trials in Europe and Fujairah. We expect to resume testing utilizing Khafji crude oil, (sulphur content ~2.9%) in the latter half of the second quarter of 2008 or in the third quarter of 2008. Once a full set of trials have been performed and the data analyzed, we will determine, in conjunction with SulphCo KorAsia, the appropriate technical and commercial paths forward.

Houston, Texas

We are in advanced discussions with several potential North American clients. In anticipation of the need for processing capacity in North America, we have shipped a 15,000 Bpd Sonocracking™ unit from Germany to Houston. The Sonocracking™ unit is expected to arrive in Houston during the mid to latter part of May 2008.

Research and development activities in the SulphCo Houston facility have been centered around two principal areas: 1) the building and commissioning of a mobile unit capable of processing up to 5,000 Bpd of crude oil and 2) the building and performance validation of a pilot scale unit (with flow rates of 1 - 15 gallons per minute), which will provide potential customers with laboratory scale data replicating the performance of a commercial scale Sonocracking™ unit.

Construction and commissioning of the 5,000 Bpd mobile unit has now been completed and we anticipate testing the unit in the field at potential customer sites during the second quarter of 2008 and beyond. The goal of this testing will be to demonstrate the effectiveness of the Sonocracking™ process on the customer’s own crude at commercial flow rates. If such tests are successful, we would anticipate moving forward to commercial operating agreements with such customers.

We continue to make progress in the development of the pilot scale unit and are currently in the process of incorporating new probe and reactor technology. We have been conducting test runs throughout the first quarter of 2008 and expect to expand this test program throughout the second quarter of 2008 and beyond. Potential customers have supplied a variety of crudes in various quantities for laboratory testing. We expect to conduct extensive laboratory tests on the potential customers’ crudes during the second quarter of 2008 and beyond. If such tests are successful on a laboratory scale, we would anticipate moving forward to field testing and/or commercial operating agreements with such potential customers.

Three-months ended March 31, 2008 compared to the three-months ended March 31, 2007

Research and Development Expenses

For the three month period ended March 31, 2008, we incurred expenses of approximately $1.0 million, related to research and development of our Sonocracking technology. This compares to expenses of approximately $1.0 million for the comparable period in 2007. During the three month period ended March 31 2008, we incurred approximately $38,000 in expenses related to the test facility in Fujairah, UAE. This compares to expenses of approximately $157,000 for the comparable period in 2007.

For the three month period ended March 31, 2008, we paid approximately $122,000 to our engineers and other research and development employees as wages and related benefits for design and testing of our Sonocracker units. This compares to expenses of approximately $68,000 for the comparable period in 2007. For the three month period ended March 31, 2008, approximately $296,000 in expenses were incurred for the procurement of control panels, probes, centrifuges, and generators related to the ongoing research and development of our units. This compares to expenses of approximately $398,000 for the comparable period in 2007.

Selling, General and Administrative Expenses

For the three month period ended March 31, 2008, we incurred approximately $5.6 million in selling, general and administrative expenses. This compares to expenses of approximately $2.0 million for the comparable period in 2007.

Stock-based compensation was approximately $2.8 million for the three month period ended March 31, 2008. This compares to stock-based compensation of approximately $0.1 million for the comparable period in 2007.

Legal fees were approximately $0.9 million for the three month period ended March 31, 2008. This compares to expenses of approximately $0.6 million for the comparable period in 2007, an increase of $0.3 million. This increase was primarily due to increased litigation fees for the ongoing legal proceedings. We expect to continue to incur significant litigation fees throughout the remainder of 2008.

Consulting fees, payroll and related expenses were approximately $1.0 million for the three months ended March 31, 2008. This compares to expenses of approximately $0.8 million for the comparable period in 2007.

Travel and travel related expenses were approximately $0.2 million for the three month period ended March 31, 2008. This compares to expenses of approximately $0.2 million for the comparable period in 2007.

In 2007, the Company entered into agreements to lease office/warehouse facilities in Houston, Texas, the new location of its corporate headquarters, and office facilities in Reno, Nevada. Office lease expense was approximately $56,000 for the three month period ended March 31, 2008. This compares to office lease expense of approximately $43,000 for the comparable period in 2007.

The remainder of the amounts incurred relate to normal recurring operating expenses such as utilities, marketing, and investor relations.

Interest Expense

Interest expense was approximately $0.3 million for the three month period ended March 31, 2008, reflecting an increase of approximately 175% over comparable periods in 2007. The majority of the increase for the three month-period is a result of the Company incurring approximately $0.2 million in interest related to the accretion of a discount on the Convertible Notes Payable discussed in the financial statement footnotes.

Deemed Dividend

On March 12, 2007, the Company executed Amendment No. 1 to Securities Purchase Agreements and Warrants (the “Agreement”) with the warrant holders (the “Warrant Holders”) that provided inducements to encourage the Warrant Holders to exercise their respective warrants. As consideration for Warrant Holders exercising their shares, the Company agreed that it would:

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

 Net Loss and Net Loss Attributable to Common Stockholders

We incurred a net loss of approximately $6.9 million for the three month period ended March 31, 2008. This compares to a net loss of approximately $3.0 million for the comparable period in 2007. This increase in net loss in the 2008 periods relative to the 2007 period is primarily a result of an increase in stock-based compensation.

We incurred a net loss attributable to common stockholders of approximately $6.9 million for the three month period ended March 31, 2008. This compares to a net loss attributable to common stockholders of approximately $14.5 million for the comparable period in 2007. The difference is primarily attributable to the deemed dividend of approximately $11.5 million for the three month period ended March 31, 2007, combined with the increase in stock-based compensation for the three month period March 31, 2008.

Liquidity and Capital Resources

Working capital at March 31, 2008, was approximately $0.8 million. As of March 31, 2008, we had current assets of approximately $4.7 million comprised primarily of cash and cash equivalents of approximately $3.9 million. As of March 31, 2008, we had current liabilities of approximately $3.9 million comprised primarily of accounts payable and accrued expenses of approximately $2.1 million, a refundable deposit of approximately $0.6 million and a late registration penalty (including accrued interest) of approximately $1.2 million. The late registration was incurred as a result of delays in the obtaining the effectiveness of an SEC registration statement in 2004 and 2005.

The Company entered into an equity line of credit with Azimuth Opportunity Ltd. (“Azimuth”) pursuant to a Common Stock Purchase Agreement dated April 30, 2008. Subject to the conditions set forth in that agreement, Azimuth is committed to purchase up to $60,000,000 of the Company’s common stock pursuant to draw down notices that the Company may give to Azimuth from time to time at the Company’s discretion until November 1, 2009. The price of shares issued will be determined by reference to the volume weighted average price of the Company’s common stock during a ten trading day pricing period at the time of each draw down notice, less a small discount.

As of March 31, 2008, we had cash and cash equivalents of $3.9 million. Based upon our expected levels of expenditures and anticipated needs, we anticipate that our existing capital resources, taken together with amounts available to us in connection with the equity line of credit facility discussed above, will be sufficient to fund our cash requirements for at least the next 18 (eighteen) months. This assumes that our stock price stays above the minimum $3.00 per share requirement needed to access the facility. Our ability to meet future capital requirements will depend primarily upon our ability to access amounts under the equity line of credit discussed above, debt and equity financings, third party lease financing of Sonocracking equipment and components, and proceeds from future exercises of outstanding warrants and options. Other than the equity line of credit facility discussed above, we have no binding commitments for additional financings. To date, we have generated no material revenues from our business operations. We are unable to predict when or if we will be able to generate future revenues from commercial activities or the amounts expected from such activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in “Part II, Item 1A. Risk Factors” section contained herein, as well as the risk factors described in the Company’s Form 10-Q for the quarter ended March 31, 2008 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). These documents are available through our web site, http://www.sulphco.com, or through the SEC’s Electronic Data Gathering and Analysis Retrieval System at http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

As of March 31, 2008, the Company had variable rate debt aggregating approximately $4.7 million. The variable rate debt exposes the Company to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from March 2008 levels, interest expense would increase by approximately $47,000 annually. The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s chief executive officer and chief financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “1934 Act”)) as of March 31, 2008, the end of the period covered by this Form 10-Q.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Clean Fuels Litigation
In Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., Case No. CV05-01346 (Second Judicial District, County of Washoe) the Company, Rudolf W. Gunnerman, Peter Gunnerman, and RWG, Inc., were named as defendants in a legal action commenced in Reno, Nevada.  The Plaintiff, Clean Fuels Technology later assigned its claims in the lawsuit to EcoEnergy Solutions, Inc., which entity was substituted as Plaintiff.  In general, Plaintiff EcoEnergy Solutions, Inc. alleged claims related to ownership of the “sulfur removal technology” originally developed by Professor Teh Fu Yen and Dr. Gunnerman with financial assistance provided by Dr. Gunnerman, and subsequently assigned to the Company.  On September 14, 2007, after a jury trial and extensive post-trial proceedings, the trial court entered final judgment against Plaintiff EcoEnergy Solutions, Inc. on all of its claims.  Per the final judgment, all of Plaintiff’s claims were resolved against Plaintiff and were dismissed with prejudice.  In addition, the trial court found that the Company was the prevailing party in the lawsuit and entered judgment in favor of the Company and against Plaintiff of approximately $124,000, with post-judgment interest.  The Plaintiff appealed the judgment on October 5, 2007.  On December 19, 2007, and as required by Nevada statute, the Company participated in a mandatory settlement conference at which time a settlement was not reached. A briefing schedule has been issued, but there has been no date set for oral arguments. As of March 31, 2008, no liability has been accrued relative to this action.

Talisman Litigation
In Talisman Capital Talon Fund, Ltd. v. Rudolf W.Gunnerman and SulphCo, Inc., Case No. 05-CV-N-0354-BES-RAM, the Company and Rudolf W. Gunnerman were named as Defendants in a legal action commenced in federal court in Reno, Nevada. The Plaintiff alleged claims relating to the Company's ownership and rights to develop its "sulfur removal technology." The Company regards these claims as without merit. Discovery in this case formally concluded on May 24, 2006. On September 28, 2007, the court granted, in part, the Defendants' motion for summary judgment and dismissed the Plaintiff's claims for bad faith breach of contract and unjust enrichment that had been asserted against Rudolf Gunnerman. The court denied the Plaintiff's motion for partial summary judgment. Trial has been set for August 4, 2008. As of March 31, 2008, no liability has been accrued relative to this action.

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

On March 25, 2008, Neuhaus moved for partial summary judgment of liability against the Company. On April 21, 2008, the Company filed its response (a) opposing summary judgment for Neuhaus and (b) cross-moving for summary judgment in favor of the Company dismissing all of Neuhaus’s claims, on the ground that discovery had now confirmed that there was no Board resolution adopted authorizing the purported option grant. Neuhaus has not yet filed his response to the Company’s cross-motion, and the motions have not yet been submitted to the Court for decision.

Trial in this action has been rescheduled for July 14, 2008. As of March 31, 2008, no liability has been accrued relative to this action. The Company regards the claim as without merit.

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

In September of 2007, the Company’s Board of Directors received a demand letter (the “Hendrickson Demand Letter”) from Mr. Hendrickson’s attorney reasserting the allegations contained in the original derivative claim and requesting that the Board of Directors conduct an investigation of these matters in response thereto. In response to the Hendrickson Demand Letter, the Company’s Board of Directors formed a committee comprised of three independent directors to evaluate the Hendrickson Demand Letter and to determine what, if any, action should be taken. The committee has retained independent counsel to advise it. As of March 31, 2008, no liability has been accrued relative to this action.

Nevada Heat Treating Litigation
On November 29, 2007, Nevada Heat Treating, Inc. (“NHT”) filed at lawsuit against the Company, Nevada Heat Treating, Inc., d/b/a California Brazing, in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No. CV07-02729. In its complaint, NHT alleges trade secret misappropriation and breach of contract relative to certain information alleged to have been disclosed to the Company beginning in late 2006 and continuing through early 2007 pursuant to a consulting engagement with NHT. Among other things, NHT is asserting that certain information, alleged to have been disclosed to the Company during the term of the consulting engagement, is the subject of a nondisclosure/confidentiality agreement executed at the inception of the consulting engagement. NHT is contending that this certain information represents a trade secret that should no longer be available for use by the Company following the termination of the consulting engagement with NHT in the spring of 2007. In connection with filing this action, NHT also filed a motion for preliminary injunction against the Company seeking to enjoin it from using certain information until the matter can be resolved through the courts. Hearings on the preliminary injunction motion took place on March 24 and 25, 2008, and May 8, 2008. On May 8, 2008, the court ruled from the bench, at the conclusion of the hearing on the motion for preliminary injunction. The court denied the plaintiff's motion on the grounds that the plaintiff had failed to demonstrate a probability of success on the merits of its claims. Trial has been set for April 27, 2009. As of March 31, 2008, no liability has been accrued relative to this action.

Securities and Exchange Commission Subpoena
On February 25, 2008, the Company received a subpoena from the Denver office of the Securities and Exchange Commission (the “SEC”). The subpoena formalizes virtually identical requests the Company received in May, June and August 2007 and subsequently responded to which requested the voluntary production of documents and information, including financial, corporate, and accounting information related to the following subject matters: Fujairah Oil Technology LLC, the Company’s restatements for the first three quarterly periods of 2006 and the non-cash deemed dividend for the quarter ended March 31, 2007, and information and documents related to certain members of former management, all of whom have not been employed by the Company for over a year. We have been advised by the SEC that, despite the subpoena and formal order of investigation authorizing its issuance, neither the SEC nor its staff has determined whether the Company or any person has committed any violation of law. The Company intends to continue to cooperate with the SEC in connection with its requests for documents and information.

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10-K for the period ended December 31, 2007. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. – None.

Item 3. Defaults Upon Senior Securities. – None.

Item 4. Submission of Matters to a Vote of Security Holders.

A Special Meeting of the Stockholders (the “Special Meeting”) was held on February 26, 2008, to vote on the following propositions:

1.
To amend the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s capital stock to 120,000,000 shares by increasing the authorized shares of Common Stock, par value $0.001 (the “Common Stock”) from 100,000,000 to 110,000,000 shares; and

2.	To approve and adopt the Company’s 2008 Omnibus Long-Term Incentive Plan (“the “Plan”) pursuant to which an aggregate of 2,250,000 shares of Common Stock are available for issuance.

The voting results are as follows:

Proposition 1			Proposition 2
For	Against	Abstain	For	Against	Abstain
49,179,025	602,717	77,180	46,280,089	3,456,816	71,737

Item 5. Other Information. – None.

Item 6.  Exhibits

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certifications of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SULPHCO, INC.
(Registrant)

Date: May 9, 2008	/s/ Larry D. Ryan
	By:	Larry D. Ryan
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2008	/s/ Stanley W. Farmer
	By:	Stanley W. Farmer
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)