Form 10-Q
period 2008-06-30
SULPHCO INC
filed 2008-08-01
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended.................................................June 30, 2008
OR

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

Large Accelerated Filer ☐ Accelerated Filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at July 31, 2008

Common Stock, par value $.001	89,621,504 shares

PART I.
Item 1. Financial Statements

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED BALANCE SHEETS
June 30, 2008 and December 31, 2007
(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$25,812,633	$7,430,138
Prepaid expenses and other	437,860	442,934
Total current assets	26,250,493	7,873,072

Property and Equipment (net of accumulated depreciation of $996,813 and $917,107, respectively)	268,921	309,323

Other Assets
Intangible assets (net of accumulated amortization of $123,415 and $89,496 respectively)	955,887	881,848
Other	216,458	37,798
Total other assets	1,172,345	919,646
Total assets	$27,691,759	$9,102,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,766,338	$1,515,278
Refundable deposit	550,000	550,000
Late registration penalty (including accrued interest)	1,163,093	1,094,671
Total current liabilities	4,479,431	3,159,949

Convertible notes payable, net of discount	3,380,876	2,967,802
Other	-	180,058
Total long-term liabilities	3,380,876	3,147,860

Total liabilities	7,860,307	6,307,809

Commitments and Contingencies (see Note 7)

Stockholders' Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value); none issued	-	-
Common stock: 110,000,000 shares authorized ($0.001 par value);
89,621,504 and 80,848,416 shares issued and outstanding, respectively	89,622	80,848
Additional paid-in capital	155,575,963	122,700,951
Deficit accumulated during the development stage	(135,834,133)	(119,987,567)
Total stockholders' equity	19,831,452	2,794,232
Total liabilities and stockholders' equity	$27,691,759	$9,102,041

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six-Month Periods ended June 30, 2008 and 2007 and the Period from Inception to June 30, 2008
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Inception to
	2008	2007	2008	2007	June 30, 2008
Revenue
Sales	$-	$-	$-	$-	$42,967
Expenses:
Selling, general, and administrative expenses	(3,597,938)	(5,122,985)	(9,227,306)	(7,070,132)	(61,130,399)
Research and development expenses:
Fujairah test facility	(93,988)	(1,139,691)	(132,004)	(1,296,449)	(23,299,642)
Other	(946,106)	(824,361)	(1,882,863)	(1,647,399)	(15,037,193)
Loss on investment in joint venture	-	-	-	(248)	(136,095)
Loss on disposal of asset	-	-	-	-	(221,711)
Loss on impairment of asset	-	-	-	-	(233,900)
Total operating expenses	(4,638,032)	(7,087,037)	(11,242,173)	(10,014,228)	(100,058,940)
Loss from operations	(4,638,032)	(7,087,037)	(11,242,173)	(10,014,228)	(100,015,973)

Other income (expense):
Interest income	21,598	80,709	62,569	133,468	1,081,133
Interest expense	(268,460)	(188,711)	(579,075)	(301,993)	(7,275,590)
Late registration penalty	-	-	-	-	(760,240)
Other	-	(30,137)	-	(31,164)	(6,628)
Net loss	(4,884,894)	(7,225,176)	(11,758,679)	(10,213,917)	(106,977,298)

Deemed Dividend (see Note 4)	(4,087,887)	(1,657,821)	(4,087,887)	(13,181,706)	(28,856,835)
Net loss attributable to
common stockholders	$(8,972,781)	$(8,882,997)	$(15,846,566)	$(23,395,623)	$(135,834,133)

Loss per share - basic and diluted	$(0.11)	$(0.12)	$(0.19)	$(0.31)
Weighted average shares - basic and diluted	82,887,982	76,648,356	81,868,371	75,038,780

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS
For the Six-Month Periods Ended June 30, 2008 and 2007
and for the Period from Inception to June 30, 2008
(unaudited)
	Six Months Ended
	June 30,		Inception to
	2008	2007	June 30, 2008
Cash Flows From Operating Activities
Net loss	$(11,758,679)	$(10,213,917)	$(106,977,298)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation and amortization	113,625	84,693	1,301,069
Accretion of note payable discount	413,074	7,254	5,437,382
Allowance for loan receivable	9,616	301,341	323,067
Stock-based compensation	3,289,631	2,261,396	17,773,734
Stock issued for interest expense	-	-	296,000
Contribution from stockholder	-	-	555,000
Loss from joint venture	-	-	136,095
(Gain) loss on disposal and impairment of assets	-	(9,108)	448,704
Changes in:
Receivables	-	-	(118,657)
Prepaid expenses and other	(4,542)	46,959	(363,816)
Accounts payable and accrued expenses	1,071,002	(940,067)	2,688,528
Other assets	(178,660)	17,374	371,340
Accrued fees	68,422	-	750,274
Net cash used in operating activities	(6,976,511)	(8,444,075)	(77,378,578)
Cash Flows From Investing Activities
Purchase of property and equipment	(39,304)	(102,821)	(1,295,378)
Investments in joint ventures and subsidiaries	-	-	(361,261)
Payment of deposits	-	-	(36,822)
Investments in intangible assets	(107,958)	(115,892)	(1,095,144)
Net cash used in investing activities	(147,262)	(218,713)	(2,788,605)
Cash Flows from Financing Activities
Proceeds from issuance of stock, net of offering costs	25,506,268	9,388,197	95,189,456
Proceeds from issuance of related party notes payable	-	-	11,000,000
Proceeds from stock subscriptions	-	-	4,240,887
Proceeds from issuance of line of credit	-	-	750,000
Return on capital	-	-	(118,427)
Principal payments on related party notes payable	-	-	(3,250,000)
Decrease in related party receivable	-	-	1,359,185
Payments on contract payable	-	-	(250,000)
Principal payments on line of credit	-	-	(750,000)
Principal payments on advance from related party	-	-	(2,191,285)
Net cash provided by financing activities	25,506,268	9,388,197	105,979,816
Net change in cash and cash equivalents	18,382,495	725,409	25,812,633
Cash and cash equivalents at beginning of period	7,430,138	6,004,992	-
Cash and cash equivalents at end of period	$25,812,633	$6,730,401	$25,812,633

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS - Continued
For the Six-Month Periods Ended June 30, 2008 and 2007
and for the Period from Inception to June 30, 2008
(unaudited)

Supplemental information and non-cash transactions

Cash paid for interest	$-	$-	$967,760

Cash paid for income taxes	$-	$-	$-

The Company had the following non-cash investing and financing activities:
Extinguishment of related party note payable	$-	$-	$5,000,000
Extinguishment of convertible notes payable	-	-	4,680,044
Issuance of stock for convertible notes	-	-	319,956
Non-cash deemed dividend (see Note 4 )	4,087,887	13,181,706	28,856,835

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of SulphCo, Inc., (the “Company” or “SulphCo”) were prepared in accordance with generally accepted accounting principles for interim financial statements in the United States of America (“GAAP”), pursuant to the Securities and Exchange Commission rules and regulations. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As of June 30, 2008, the Company had cash and cash equivalents on hand of approximately $25.8 million and working capital of approximately $21.8 million. For the three and six-month periods ended June 30, 2008, the Company recognized net losses of approximately $4.9 million and $11.8 million, respectively. As a result of these continuing net losses, the Company has an accumulated deficit of approximately $135.8 million that includes the effect of non-cash deemed dividends totaling approximately $28.9 million.  Based upon our expected levels of expenditures and anticipated needs, we anticipate that our existing capital resources will be sufficient to fund our cash requirements through the end of 2009. Our ability to meet future capital requirements after that date will depend primarily upon the ability of the Company to generate material revenue from business operations, debt and equity financings, third party lease financing of Sonocracking equipment and components, and proceeds from future exercises of outstanding warrants and options. Presently, we have no binding commitments for additional financings other than the equity line of credit discussed in Note 3. To date, we have generated no material revenues from our business operations. We are unable to predict when or if we will be able to generate future revenues from commercial activities or the amounts expected from such activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Convertible Notes Payable

At December 31, 2007 and June 30, 2008, the Company had outstanding convertible notes payable of approximately $4.7 million (the “Convertible Notes Payable”). The Convertible Notes Payable is presented net of the unamortized discount related to a beneficial conversion feature present in the terms of the note. The discount is being accreted into the statement of operations as incremental interest expense using the effective interest method through July 31, 2009, after which time the note holders have the ability to accelerate the maturity of the Convertible Notes Payable.

As of June 30, 2008, the net balance of the Note Payable is:

June 30, 2008
Assumed proceeds from modified Convertible Notes Payable	$4,680,044
Less:
Discount related to beneficial conversion feature	(1,736,550)
Net Convertible Notes Payable balance	2,943,494
Add:
Discount accretion through June 30, 2008	437,382
Net Convertible Notes Payable balance at June 30, 2008	$3,380,876

The Convertible Notes Payable represents an unsecured obligation of the Company.

Interest on the Convertible Notes Payable is adjusted quarterly based on a London Inter-Bank Offering Rate (“LIBOR”) plus 0.5% per annum, with interest only payments due on December 31st of each year during the remaining term of the Convertible Notes Payable that extends through December 31, 2011 when the note matures (unless maturity is otherwise accelerated by the note holders to any date after July 31, 2009). For the three and six-month periods ended June 30, 2008 and 2007, the Company recognized total interest expense of approximately $0.3 million, $0.2 million, $0.6 million and $0.3 million, respectively. For the three and six-month periods ended June 30, 2008 and 2007, total interest expense recognized by the Company included incremental interest expense associated with discount accretion of approximately $0.2 million, nil, $0.4 million, and nil, respectively.

3.	Capital Stock

Other than the stock-based compensation transactions disclosed in Note 6, the Company had the following transactions related to its common stock during the six months ended June 30, 2008:

During the quarter ended June 30, 2008, the Company completed two equity transactions. The first involved the sale of 6,818,750 shares of its common stock at a price of $3.20 per share pursuant to the terms of a Securities Purchase Agreement dated May 27, 2008, resulting in net proceeds to the Company of approximately $20.3 million before transaction costs. The shares were sold pursuant to a shelf registration statement declared effective by the Securities and Exchanges Commission on September 4, 2007. The second involved the exercise by investors of warrants to acquire approximately 1.9 million shares of the Company’s common stock at an exercise price of $2.68 per share resulting in net proceeds to the Company of approximately $5.2 million. Between these two transactions, the Company raised net proceeds totaling approximately $25.5 million.

During the quarter ended June 30, 2008, the Company entered into an equity line of credit with Azimuth Opportunity Ltd. (“Azimuth”) pursuant to a Common Stock Purchase Agreement dated April 30, 2008. Subject to the conditions set forth in that agreement, Azimuth is committed to purchase up to $60,000,000 of the Company’s common stock pursuant to draw down notices that the Company may give to Azimuth from time to time at the Company’s discretion until November 1, 2009. The price of shares sold is determined by reference to the volume weighted average price of the Company’s common stock during a ten trading day pricing period at the time of each draw down notice, less a small discount.

4.    Deemed Dividend

On March 12, 2007, the Company executed Amendment No. 1 to Securities Purchase Agreements and Warrants (“Amendment No. 1”) with certain warrant holders (the “Warrant Holders”) who had been issued warrants by the Company in 2004 (“2004 Warrants,” and holders of 2004 Warrants, “2004 Warrant Holders”) and in 2006 (“2006 Warrants,” and holders of 2006 Warrants, “2006 Warrant Holders”) that provided inducements to encourage the Warrant Holders to exercise their respective warrants. As consideration for Warrant Holders exercising their respective warrants, the Company agreed that it would:

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

As a result of the inducements included in Amendment No. 1 described above, during the quarter ended March 31, 2007, 1,952,068 warrants held by the 2004 Warrant Holders and 2,000,000 warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 3,952,068 additional warrants (the “March 2007 Warrants”). As a result of the inducements, the Company recorded a non-cash deemed dividend of approximately $11.5 million. The amount of the deemed dividend was estimated to be equal to the sum of the fair value of the inducements as the sum of (1) the incremental fair value conveyed to the 2006 Warrant Holders by the reduction of the exercise price of the 2006 Warrants determined as provided in paragraph 51 of SFAS 123R utilizing the Black-Scholes Valuation Model and (2) the fair value of the 3,952,068 March 2007 Warrants estimated using the Black-Scholes Valuation Model.

During the quarter ended June 30, 2007, 600,000 2006 Warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 600,000 additional warrants. As a result, the Company recorded an additional non-cash deemed dividend of approximately $1.7 million that was estimated using the Black-Scholes Valuation Model.

On November 28, 2007, the Company executed Amendment No. 2 to Securities Purchase Agreements and Warrants (“Amendment No. 2”) with certain of the Warrant Holders holding approximately 3.95 million of the then outstanding March 2007 Warrants wherein the Warrant Holders agreed to exercise up to 50% of their March 2007 Warrants. In exchange, SulphCo agreed to issue the Warrant Holders additional warrants (the “November 2007 Warrants”) on a one-to-one basis with an exercise price of $7.00 per share and a term of three years. In addition, the Warrant Holders were granted an option to exercise the remaining 50% of their March 2007 Warrants on the later of April 15, 2008, or 30 days following the 2008 Annual Meeting of Stockholders in which SulphCo’s stockholders approve an increase of 10 million authorized common shares. If this option were exercised, then SulphCo would issue the Warrant Holders additional warrants on a one-to-one basis with an exercise price of $7.00 a share and a term of three years. As a result of the inducement described above, 1,953,088 of the March 2007 Warrants held by the Warrant Holders were exercised during the quarter ended June 30, 2008, resulting in the grant of 1,953,088 additional warrants (the “May 2008 Warrants”). Based on its analysis, the Company concluded that a deemed dividend should be recorded to account for the fair value of the inducement that was transferred to the Warrant Holders computed as the fair value of the 1,953,088 May 2008 Warrants issued to the Warrant Holders. Based on the Black-Scholes valuation prepared for this transaction, the Company has determined that the amount of the non-cash deemed dividend was approximately $4.1 million.

For the three and six-month periods ended June 30, 2008 and 2007, the Company recognized non-cash deemed dividends of approximately $4.1 million, $1.7 million, $4.1 million and $13.2 million, respectively.

5.	Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include options and warrants to acquire the Company’s common stock and convertible debt. As of June 30, 2008, there were approximately 10.6 million shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were disregarded in the computations of diluted net loss per share for three and six-month periods ended June 30, 2008 and 2007, because inclusion of such potentially dilutive securities would have been anti-dilutive.

6.	Stock Plans and Stock-Based Compensation

In accordance with the provisions of SFAS 123R, the Company records stock-based compensation expense for all share-based payment arrangements, including stock options, warrants and restricted stock grants. The fair value of each option award granted is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term of options granted to employees is derived utilizing the simplified method referred to in SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”) which represents the period of time that options granted are expected to be outstanding. The Company utilizes the simplified method because it does not have historical exercise data which is sufficient to provide a reasonable basis to estimate the expected term. The Company expects to continue utilizing the simplified method to determine the expected term until such time as it accumulates historical exercise data that will provide a sufficient basis for the Company to begin estimating the expected term for option exercises. The expected term of options granted to non-employees is equal to the contractual term of the option as required by other accounting literature. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant.

Total stock-based compensation for the three and six-month periods ended June 30, 2008 and 2007, was approximately $0.5 million, $2.5 million, $3.3 million, and $2.3 million, respectively.

Stock Option Grants - Directors, Officers and Employees

During the three and six-month periods ended June 30, 2008 and 2007, the Company granted 758,500, 535,000, 1,736,034, and 885,000 stock options, respectively, to its directors, officers and employees. The stock-based compensation expense for these stock options for the three and six month periods ended June 30, 2008 and 2007 was approximately $0.5 million, $1.6 million, $3.3 million and $1.7 million, respectively. The fair value of these stock options was estimated using the Black-Scholes options pricing model with the following assumptions:

Six Months Ended June 30, 2008 and 2007	2008	2007
Valuation Assumptions:
Expected Term (years)	1.5 - 6.5	5 - 6.5
Expected Volatility	93% - 151%	144% - 149%
Expected Dividend Rate	-	-
Risk Free Interest Rate	1.6% - 3.57%	4.51% - 5.10%
Weighted Average Grant Date Fair Value	$1.60 - $3.69	$2.46 - $4.56

Three Months Ended June 30, 2008 and 2007	2008	2007
Valuation Assumptions:
Expected Term (years)	1.5 - 6.5	5.5 - 6.5
Expected Volatility	93% - 151%	147% - 149%
Expected Dividend Rate	-	-
Risk Free Interest Rate	2.22% - 3.57%	4.55% - 4.76%
Weighted Average Grant Date Fair Value	$1.60 - $3.48	$2.46 - $3.37

Stock Option Grants - Non-Employees

During the three and six-month periods ended June 30, 2008 and 2007, the Company granted 102,500, 50,500, 102,500 and 50,500 stock options, respectively, to non-employees. The stock-based compensation expense for these stock options for the three and six-month periods ended June 30, 2008 and 2007 was $23,000, nil, $23,000 and nil, respectively. The fair value of these stock options was estimated using the Black-Scholes options pricing model with the following assumptions:

Six Months Ended June 30, 2008 and 2007	2008	2007
Valuation Assumptions:
Expected Term (years)	10	4
Expected Volatility	140%	144%
Expected Dividend Rate	-	-
Risk Free Interest Rate	3.99%	5.00%
Weighted Average Grant Date Fair Value	$2.20	$3.18

Three Months Ended June 30, 2008 and 2007	2008	2007
Valuation Assumptions:
Expected Term (years)	10	4
Expected Volatility	140%	144%
Expected Dividend Rate	-	-
Risk Free Interest Rate	3.99%	5.00%
Weighted Average Grant Date Fair Value	$2.20	$3.18

Restricted Stock Grants - Directors, Officers and Employees

During the three and six -month periods ended June 30, 2008 and 2007, the Company granted zero, 220,206, zero, 270,206 shares of restricted stock, respectively, to its directors and officers. All of the restricted shares granted during these periods were valued by reference to the market price of the Company’s stock on the date of grant.

     The stock-based compensation expense for the restricted stock grants for the three and six-month periods ended June 30, 2008 and 2007 was nil, $0.9 million, nil, $0.6 million, respectively.

7.	Commitments and Contingencies

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist mainly of cash equivalents. The Company maintains these financial instruments in one U.S. financial institution, which exceed federally insured limits by approximately $25.7 million at June 30, 2008. The Company has not experienced any losses in such accounts, nor does management believe it is exposed to any significant credit risk.

Registration Payment Arrangements

As is discussed in Note 4 above, the Company executed Amendment No. 2 with the Warrant Holders. Amendment No. 2 contained registration provisions requiring the Company to use commercially reasonable efforts to prepare and file a registration statement (the “Amendment No. 2 Additional Registration Statement”) to cover all shares of common stock underlying the additional warrants issued under Amendment No. 2 as soon as possible, but in no event later than 90 days after May 28, 2008 (the “Filing Deadline”).

The Amendment No. 2 registration provisions further provided that in the event the Company does not file the Amendment No. 2 Additional Registration Statement by the Filing Deadline, each of the Warrant Holders shall be entitled to receive on the Filing Deadline and on each monthly anniversary of the Filing Deadline thereafter, an amount in cash, as partial liquidated damages, equal to 1% of the aggregate exercise price paid by the Warrant Holders until the Company files the Amendment No. 2 Additional Registration Statement. The liquidated damages payable under Amendment No. 2 shall not exceed 12% of the aggregate purchase price paid by the Warrant Holders. The maximum amount of liquidated damages the Company could be required to pay is approximately $0.6 million.

The Company plans to file the Amendment No. 2 Additional Registration Statement within the required time frame and therefore does not expect to incur any liquidated damages.

Litigation Contingencies

There are various claims and lawsuits pending against the Company arising in the normal course of the Company’s business. The following paragraphs set forth the status of litigation as of June 30, 2008.

Clean Fuels Litigation
In Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., Case No. CV05-01346 (Second Judicial District, County of Washoe) the Company, Rudolf W. Gunnerman, Peter Gunnerman, and RWG, Inc., were named as defendants in a legal action commenced in Reno, Nevada.  The plaintiff, Clean Fuels Technology later assigned its claims in the lawsuit to EcoEnergy Solutions, Inc., which entity was substituted as the plaintiff.  In general, the plaintiff’s alleged claims relate to ownership of the “sulfur removal technology” originally developed by Professor Teh Fu Yen and Dr. Gunnerman with financial assistance provided by Dr. Gunnerman, and subsequently assigned to the Company.  On September 14, 2007, after a jury trial and extensive post-trial proceedings, the trial court entered final judgment against the plaintiff EcoEnergy Solutions, Inc. on all of its claims.  As per the final judgment, all of the plaintiff’s claims were resolved against the plaintiff and were dismissed with prejudice.  In addition, the trial court entered judgment in favor of the Company and against the plaintiff for reimbursement of legal fees and costs of approximately $124,000, with post-judgment interest.  The plaintiff appealed the judgment on October 5, 2007.  On December 19, 2007, and as required by Nevada statute, the Company participated in a mandatory settlement conference at which time a settlement was not reached. A briefing schedule has been issued, but there has been no date set for oral arguments. As of June 30, 2008, no asset or liability has been accrued relative to this action.

Talisman Litigation
In Talisman Capital Talon Fund, Ltd. v. Rudolf W.Gunnerman and SulphCo, Inc., Case No. 05-CV-N-0354-BES-RAM, the Company and Rudolf W. Gunnerman were named as defendants in a legal action commenced in federal court in Reno, Nevada. The plaintiff’s claims relate to the Company's ownership and rights to develop its "sulfur removal technology." The Company regards these claims as without merit. Discovery in this case formally concluded on May 24, 2006. On September 28, 2007, the court granted, in part, the defendants' motion for summary judgment and dismissed the plaintiff's claims for bad faith breach of contract and unjust enrichment that had been asserted against Rudolf Gunnerman. The court denied the plaintiff's motion for partial summary judgment. The trial, which was originally scheduled for August 4, 2008, has been postponed by the court and will be rescheduled to take place in the fourth quarter of 2008 or the first quarter of 2009. As of June 30, 2008, no liability has been accrued relative to this action.

Neuhaus Litigation
On October 20, 2006, Mark Neuhaus filed a lawsuit against the Company and Rudolf W. Gunnerman, Mark Neuhaus v. SulphCo, Inc., Rudolph W. Gunnerman, in the Second Judicial District Court, in and for the County of Washoe, Case No. CV06-02502, Dept. No. 1. The lawsuit is based on a purported Non-Qualified Stock Option Agreement and related Consulting Agreement between Mark Neuhaus and the Company dated March of 2002 (the “Non-Qualified Stock Option Agreement”). Mark Neuhaus claims that according to the terms of the Non-Qualified Stock Option Agreement, he was granted an option to purchase three million (3,000,000) shares of the Company’s common stock at the exercise price per share of $0.01. On or about February of 2006, Mark Neuhaus attempted to exercise the option allegedly provided to him under the Non-Qualified Stock Option Agreement. At that time, the Company rejected Mr. Neuhaus’s attempt to exercise the option. Thereafter, Mr. Neuhaus filed this lawsuit seeking to enforce the Non-Qualified Stock Option Agreement. In his suit, Mr. Neuhaus includes claims for specific performance, breach of contract, contractual breach of the covenant of good faith and fair dealing, and tortious breach of the covenant of good faith and fair dealing. He requested that the court compel the Company to issue the shares or alternatively to award him damages equal to the fair market value of the three million (3,000,000) shares of stock when he purported to exercise the options, minus the exercise price. On December 7, 2006, the Company moved to dismiss the lawsuit. On January 4, 2007, the court issued an order denying the motion on the ground that there were factual issues to be resolved which prevented dismissal at that time. The Company filed an answer to the complaint, as well as a counterclaim against Mr. Neuhaus and a cross claim against Rudolf W. Gunnerman on March 29, 2007. That cross-claim against Dr. Gunnerman was subsequently voluntarily discontinued, without prejudice.

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

On July 9, 2008, the Company entered into a Confidential Settlement Agreement and Release with Mark Neuhaus (the “Settlement Agreement”), by which Mr. Neuhaus and the Company agreed to dismiss the respective legal proceedings each party had initiated on the other, and by which both parties agreed to a mutual release. The total consideration paid by the Company to Mr. Neuhaus under the Settlement Agreement was $750,000, of which $250,000 is payable in cash and the remaining $500,000 is payable by issuance of 123,763 shares of the Company’s common stock to Mr. Neuhaus and 123,762 shares of the Company’s common stock to Mr. Neuhaus’ attorneys, Erickson, Thorpe & Swainston, Ltd, which amount was determined by dividing $500,000 by $2.02, the closing price of the Company’s stock on July 9, 2008. As of June 30, 2008, a liability of $750,000 has been accrued relative to this action.

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

In September of 2007, the Company’s Board of Directors received a demand letter (the “Hendrickson Demand Letter”) from Mr. Hendrickson’s attorney reasserting the allegations contained in the original derivative claim and requesting that the Board of Directors conduct an investigation of these matters in response thereto. In response to the Hendrickson Demand Letter, the Company’s Board of Directors formed a committee comprised of three independent directors to evaluate the Hendrickson Demand Letter and to determine what, if any, action should be taken. The committee has retained independent counsel to advise it. As of June 30, 2008, no liability has been accrued relative to this action.

Nevada Heat Treating Litigation
On November 29, 2007, Nevada Heat Treating, Inc. (“NHT”) filed a lawsuit against the Company, Nevada Heat Treating, Inc., d/b/a California Brazing, in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No. CV07-02729. In its complaint, NHT alleges trade secret misappropriation and breach of contract relative to certain information alleged to have been disclosed to the Company beginning in late 2006 and continuing through early 2007 pursuant to a consulting engagement with NHT. Among other things, NHT is asserting that certain information, alleged to have been disclosed to the Company during the term of the consulting engagement, is the subject of a nondisclosure/confidentiality agreement executed at the inception of the consulting engagement. NHT is contending that this certain information represents a trade secret that should no longer be available for use by the Company following the termination of the consulting engagement with NHT in the spring of 2007. In connection with filing this action, NHT also filed a motion for preliminary injunction against the Company seeking to enjoin it from using certain information until the matter can be resolved through the courts. Hearings on the preliminary injunction motion took place on March 24 and 25, 2008, and May 8, 2008. On May 8, 2008, the court ruled from the bench, at the conclusion of the hearing on the motion for preliminary injunction. The court denied the plaintiff’s motion on grounds that the plaintiff had failed to demonstrate a probability of success on the merits of its claims. Trial has been set for April 27, 2009. As of June 30, 2008, no liability has been accrued relative to this action.

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

8.	Related Party Transactions

During the three and six-month periods ended June 30, 2008 and 2007, the Company made payments of approximately $0.2 million, $0.1 million, $0.5 million and $0.3 million, respectively, to Märkisches Werk Halver, GmbH (“MWH”) in connection with ongoing probe development activities under an existing agreement (the “Development Agreement”). On June 27, 2008, the Company renewed the Development Agreement with MWH for a period of five years. Pursuant to the terms of the renewed Development Agreement, MWH has agreed to continue providing the Company with development and manufacturing services related to its Soncracking™ probe assembly and reactor (the “Equipment”). In return, the Company has agreed to pay fees to MWH for its probe development and manufacturing services and grant MWH an option to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $2.46 per share. In addition, in the event that within the next twelve months the Equipment demonstrates certain performance metrics, the Company has agreed to issue MWH 50,000 restricted shares of the Company’s common stock. Edward E. Urquhart, a member of the Company’s Board of Directors since August 2006, has been the Chief Executive Officer of MWH since July 2003.

The Company has a consulting contract with Vincent van Maasdijk, the son of Robert van Maasdijk who is the Chairman of the Company’s Board of Directors, to serve as a project manager. As a project manager, Mr. van Maasdijk’s responsibilities will include overseeing the installation and testing of commercial Sonocracking units at various locations assigned by the Company. Under the terms of the contract, Mr. van Maasdijk will receive a monthly payment of approximately $7,000 plus reimbursement of all reasonable out-of-pocket expenses, in accordance with the Company’s applicable policies and procedures. For the three and six-month periods ended June 30, 2008 and 2007, the total expense recognized by the Company under this arrangement was approximately $30,000, $25,000, $40,000 and $39,000, respectively. Under the renewed agreement, the Company granted MWH a worldwide non-exclusive license to utilize the Company’s ultrasound probe technology for all applications outside the treatment of crude oil and crude oil fractions.

9.	Recent Accounting Pronouncements

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is encouraged. SFAS 161 applies to all entities but will only affect those entities that use derivative instruments. As of March 31, 2008, the Company does not have any derivative instruments and does not expect SFAS 161 to have a material impact on our results from operations or financial position.

10. Subsequent Events

On July 9, 2008, the Company entered into a Confidential Settlement Agreement and Release with Mark Neuhaus (the “Settlement Agreement”), by which Mr. Neuhaus and the Company agreed to dismiss the respective legal proceedings each party had initiated on the other, and by which both parties agreed to a mutual release. The total consideration paid by the Company to Mr. Neuhaus under the Settlement Agreement was $750,000, of which $250,000 is payable in cash and the remaining $500,000 is payable by issuance of 123,763 shares of the Company’s common stock to Mr. Neuhaus and 123,762 shares of the Company’s common stock to Mr. Neuhaus’ attorneys, Erickson, Thorpe & Swainston, Ltd, which amount was determined by dividing $500,000 by $2.02, the closing price of the Company’s stock on July 9, 2008. As of June 30, 2008, a liability of $750,000 has been accrued relative to this action.

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

With respect to the Company’s ongoing commercial efforts, we continue to see a high level of interest in the Sonocracking™ process as potential customers see the value that can be driven by the technology. We are pursuing what we believe are opportunities presenting the highest likelihood of success for the technology (i.e., crudes with high sulphur content, fuel oil, also known as bunker fuel, and high sulphur crude fractions such as high sulphur diesel) and are working with several potential customers to achieve that goal.

Houston, Texas

We are in discussions with several potential North American clients. In anticipation of the need for processing capacity in North America, we shipped a 15,000 Bpd Sonocracking™ unit from Europe to Houston. The Sonocracking™ unit arrived in Houston during May 2008.

Research and development activities in SulphCo’s Houston facility have been centered around two principal areas: 1) the building and commissioning of a mobile unit capable of processing up to 5,000 Bpd of crude oil that can quickly be installed at a potential customer site and 2) the building and performance validation of a laboratory pilot scale unit (with flow rates of 1 - 15 gallons per minute), which will provide potential customers with laboratory scale data replicating the performance of a commercial scale Sonocracking™ unit.

Construction and commissioning of the 5,000 Bpd mobile unit has been completed and we began evaluation of the unit in field validation tests at a potential customer site in May 2008. The goal of this evaluation will be to demonstrate the effectiveness of the Sonocracking™ process on the customer’s own crude at commercial flow rates. We expect this evaluation to take place for much of the third and fourth quarter of 2008. If such tests are successful, we would anticipate moving forward to commercial operating agreements with such customers.

Given the increased interest in the 5,000 Bpd mobile unit by potential customers, the Company has decided to construct a second 5,000 Bpd mobile unit for use in other installations. The construction of the second mobile unit commenced in Houston in June 2008 and is expected to be completed during August 2008. Once completed, the unit will be installed at a potential customer site for technology and process evaluation.

We continue to make progress in the development of the pilot scale laboratory unit and are currently in the process of incorporating new probe and reactor technology. We conducted test runs on the pilot scale laboratory unit throughout the first quarter of 2008 and expanded the scale of this test program throughout the second quarter of 2008. Potential customers have supplied a variety of crudes in various quantities for laboratory testing. We expect to conduct extensive laboratory testing on potential customers’ crudes during the third quarter of 2008 and beyond. If such tests are successful on a laboratory scale, we would anticipate moving forward to field testing and/or commercial operating agreements with such potential customers.

Middle East

On July 10, 2008, we announced an agreement with Amira Group Company LLC. (“Amira”), a US-based oil and gas services company, granting Amira an exclusive distributorship in certain regions of the Middle East and North Africa and certain customer specific opportunities (the "Amira Sales Territories"). The Company and Amira personnel have made formal presentations to several prospective customers within the Amira Sales Territories, providing technical and commercial information on the Sonocracking™ process.

Southeast Asia

On February 11, 2008, we announced an agreement with Pt. Isis Megah (“Isis”), an Indonesian oil and gas services company, granting Isis an exclusive distributorship in the sales territories of India, Malaysia, Singapore and Indonesia (the “Sales Territories”). We concurrently announced a customer order procured through Isis, conditioned upon the execution of an operating agreement, for Sonocracking™ units having at least 30,000 barrels per day (“Bpd”) of processing capacity to be shipped at our expense from Fujairah to a designated port within the Sales Territories. Subsequently, the Company shipped 90,000 Bpd of processing capacity from our facility in Fujairah, UAE, that arrived in Singapore during the week of April 14, 2008. The Sonocracking™ units will remain in storage there pending finalization of a refinery placement agreement.

During the week of March 31, 2008, SulphCo personnel conducted joint site inspections with the customer at two of its Southeast Asian refineries to evaluate their suitability for the proposed Sonocracking™ unit installations. Following these inspections the parties reached a preliminary understanding as to the placement of the Company’s first 30,000 Bpd commercial scale Sonocracking™ unit within the customer’s refinery (the “Placement Agreement”). Upon execution of the Placement Agreement among Isis, the customer, and SulphCo, the 30,000 Bpd Sonocracking™ unit will be shipped by barge from Singapore to the customer’s refinery site. An operating agreement cannot be signed before finalization of the Placement Agreement, since the character of the crude oil or fractionates to be processed is dependent upon both the selection of and location within the refinery where the Sonocracking™ unit is to be installed.

Subsequent to the initial discussions with the customer, several unanticipated and uncontrollable events occurred leading to delays in reaching a final Placement Agreement. Primarily, the customer experienced a significant turnover in management and operating personnel. Given the change in personnel and organization, a further review was required by the customer prior to implementing SulphCo’s technology within their refineries. During the month of June, SulphCo personnel traveled to Southeast Asia and visited with the customer to discuss open technology and commercial items as well as to determine an appropriate resolution between Isis, SulphCo, and the customer. Based on those meetings and further discussions with new management, we expect to see further definition of the relationship between Isis, the customer and the Company within the third quarter of 2008.

Fujairah

The Company had originally scheduled additional rounds of testing at the Fujairah Facility during the second quarter of 2008. These tests were to be conducted for the benefit of potential customers to allow them to observe the Sonocracking™ technology and process performance first hand. However, the principal potential customers decided they did not require testing in Fujairah at that time, so the scheduled tests were put on hold. The Company does plan on executing a new round of validation testing at the Fujairah facility during the third or fourth quarter of 2008 for the primary purposes of further data generation and potential customer demonstrations. We are currently in the process of procuring the necessary crude oil and residual fuel oil for the validation testing.

European Testing Activities

The Company is in the process of developing and evaluating a series of next generation probes and reactors that should provide significant results when utilized in treating the crude available at the European testing partner’s location. The Company expects the equipment modifications to be complete within the third quarter and the scheduling of additional rounds of evaluation to occur shortly thereafter.

Pending the evaluations of the new equipment mentioned above, the Company postponed meetings with its European testing partner until later in the third quarter of 2008. This will allow for updated discussions on the following items 1) the results of all testing performed to date in the European testing partner’s facilities, 2) the commercial significance of those results, 3) potential commercial opportunities between SulphCo and the European testing partner, 4) additional commercial opportunities that may arise as a result of improvements made to the probe and reactor chamber technology subsequent to earlier rounds of testing in Europe, and 5) the attendance of European testing partner personnel at future testing trials in Fujairah.

South Korea

The SulphCo KorAsia project has experienced delays due to unanticipated equipment problems that occurred during the testing conducted in the first quarter of 2008. During the course of the limited trials, issues arose with a certain switching component of an electrical driver for the ultrasound probes. Those issues were ultimately attributed to factors related to the original electrical equipment supplied with the earlier generation 2,000 Bpd Sonocracking™ unit in 2005. Given the limited resources of the Company and the higher priority attached to more immediate opportunities that have presented themselves elsewhere, we have been proceeding in South Korea at a more measured pace than originally anticipated. Once the technical updates are completed and several outstanding business issues are resolved we intend to resume testing utilizing Khafji crude oil (sulphur content ~2.9%) later this year. Once a full set of trials have been performed and the data analyzed, we will determine, in conjunction with SulphCo KorAsia, the appropriate technical and commercial paths forward. There can be no assurance that the technical updates or outstanding business issues will be resolved favorably.

Three and six-months ended June 30, 2008 compared to the three and six-months ended June 30, 2007

Research and Development Expenses

For the three and six-month periods ended June 30, 2008, we incurred expenses of approximately $1.0 million and $2.0 million, respectively, related to research and development of our Sonocracking technology. This compares to expenses of approximately $2.0 million and $2.9 million, respectively, for the comparable periods in 2007. During the three and six-month periods ended June 30, 2008, we incurred approximately $94,000 and $132,000, respectively, related to the test facility in Fujairah, UAE. This compares to expenses of $1.1 million and $1.3 million, respectively, for the comparable periods in 2007.

For the three and six-month periods ended June 30, 2008, we paid approximately $0.1 million and $0.2 million respectively, to our engineers and other research and development employees as wages and related benefits for design and testing of our Sonocracker units. This compares to expenses of approximately $0.1 million and $0.1 million, respectively, for the comparable periods in 2007. For the three and six-month periods ended June 30, 2008, approximately $0.6 million and $0.9 million in expenses, respectively, was incurred for the procurement of control panels, probes, centrifuges, and generators related to the ongoing research and development of our units. This compares to expenses of approximately $0.3 million and $0.7 million, respectively, for the comparable periods in 2007. The balance of our research and development expenses are recurring monthly expenses related to the maintenance of our laboratory and warehouse facilities.

Selling, General and Administrative Expenses

For the three and six-month periods ended June 30, 2008, we incurred approximately $3.6 million and $9.2 million, respectively, in selling, general and administrative expenses. This compares to expenses of approximately $5.1 million and $7.1 million, respectively, for the comparable periods in 2007. The amounts for the three and six-month periods ended June 30, 2008, include stock-based compensation of $0.5 million and $3.3 million, respectively.

Stock-based compensation was $0.5 million and $3.3 million for the three and six months ended June 30, 2008, respectively. This compares to stock-based compensation of approximately of $2.5 million and $2.3 million, respectively, for the comparable period in 2007.

Legal fees were approximately $0.9 million and $1.8 million for the three and six-months ended June 2008, respectively. This compares to expenses of approximately $1.1 million and $1.7 million, respectively, for the comparable periods in 2007. We expect to continue to incur significant litigation fees through the end of 2008.

Consulting fees, payroll and related expenses were approximately $1.5 million and $2.6 million for the three and six-months ended June 30, 2008, respectively. This compares to expenses of approximately $1.0 million and $1.8 million, respectively, for the comparable periods in 2007. This represents increases of $0.5 million and $0.7 million, respectively relative to the comparable periods in 2007. The increases were primarily attributable to the engagement of additional consultants in the first half of 2008 and additional expenses recognized in the second quarter of 2008 related to a settlement agreement with a former consultant.

The remainder of the amounts incurred relate to normal recurring operating expenses such as lease expense, utilities, marketing, and investor relations.

Interest Expense

Interest expense was approximately $0.3 million and $0.6 million for the three and six-month periods ended June 30, 2008, respectively, reflecting increases of approximately 40% and 90%, respectively, over comparable periods in 2007. The majority of the increases for the three and six month periods is a result of the Company recognizing non-cash expenditures of approximately $0.4 million in interest related to the accretion of a discount on the Convertible Notes Payable discussed in the financial statement footnotes.

Net Loss and Net Loss Attributable to Common Stockholders

The difference between net losses and net losses attributable to common stockholders for each period is solely attributable to the deemed dividend recorded in that period.

Deemed Dividend

For the three and six-month periods ended June 30, 2008 and 2007, the Company recognized non-cash deemed dividends of approximately $4.1 million, $1.7 million, $4.1 million and $13.2 million, respectively.

On March 12, 2007, the Company executed Amendment No. 1 to Securities Purchase Agreements and Warrants (“Amendment No. 1”) with certain warrant holders (the “Warrant Holders”) who had been issued warrants by the Company in 2004 (“2004 Warrants,” and holders of 2004 Warrants, “2004 Warrant Holders”) and in 2006 (“2006 Warrants,” and holders of 2006 Warrants, “2006 Warrant Holders”) that provided inducements to encourage the Warrant Holders to exercise their respective warrants. As consideration for Warrant Holders exercising their respective warrants, the Company agreed that it would:

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

As a result of the inducements included in Amendment No. 1 described above, during the quarter ended March 31, 2007, 1,952,068 warrants held by the 2004 Warrant Holders and 2,000,000 warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 3,952,068 additional warrants (the “March 2007 Warrants”). As a result of the inducements, the Company recorded a non-cash deemed dividend of approximately $11.5 million. The amount of the deemed dividend was estimated to be equal to the sum of the fair value of the inducements as the sum of (1) the incremental fair value conveyed to the 2006 Warrant Holders via the reduction of the exercise price of the 2006 Warrants determined as provided in paragraph 51 of SFAS 123R utilizing the Black-Scholes Valuation Model and (2) the fair value of the 3,952,068 March 2007 Warrants estimated using the Black-Scholes Valuation Model.

During the quarter ended June 30, 2007, 600,000 2006 Warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 600,000 additional warrants. As a result, the Company recorded an additional non-cash deemed dividend of approximately $1.7 million that was estimated using the Black-Scholes Valuation Model.

On November 28, 2007, the Company executed Amendment No. 2 to Securities Purchase Agreements and Warrants (“Amendment No. 2”) with certain of the Warrant Holders holding approximately 3.95 million of the then outstanding March 2007 Warrants wherein the Warrant Holders agreed to exercise up to 50% of their March 2007 Warrants. In exchange, SulphCo agreed to issue the Warrant Holders additional warrants (the “November 2007 Warrants”) on a one-to-one basis with an exercise price of $7.00 per share and a term of three years. In addition, the Warrant Holders were granted an option to exercise the remaining 50% of their March 2007 Warrants on the later of April 15, 2008, or 30 days following the 2008 Annual Meeting of Stockholders in which SulphCo’s stockholders approve an increase of 10 million authorized common shares. If this option were exercised, then SulphCo would issue the Warrant Holders additional Warrants on a one-to-one basis with an exercise price of $7.00 a share and a term of three years. As a result of the inducement described above, 1,953,088 of the March 2007 Warrants held by the Warrant Holders were exercised during the quarter ended June 30, 2008, resulting in the grant of 1,953,088 additional warrants (the “May 2008 Warrants”). Based on its analysis, the Company concluded that a deemed dividend should be recorded to account for the fair value of the inducement that was transferred to the Warrant Holders computed as the fair value of the 1,953,088 May 2008 Warrants issued to the Warrant Holders. Based on the Black-Scholes valuation prepared for this transaction, the Company has determined that the amount of the non-cash deemed dividend was approximately $4.1 million.

Liquidity and Capital Resources

During the quarter ended June 30, 2008, the Company completed two equity transactions. The first involved the sale of 6,818,750 shares of its common stock at a price of $3.20 per share pursuant to the terms of a Securities Purchase Agreement dated May 27, 2008, resulting in net proceeds to the Company of approximately $20.3 million. The shares were sold pursuant to a shelf registration statement declared effective by the Securities and Exchanges Commission on September 4, 2007. The second involved the exercise by investors of warrants to acquire approximately 1.9 million shares of the Company’s common stock at an exercise price of $2.68 per share resulting in net proceeds to the Company of approximately $5.2 million. Between these two transactions, the Company has raised net proceeds totaling approximately $25.5 million.

During the quarter ended June 30, 2008, the Company entered into an equity line of credit with Azimuth Opportunity Ltd. (“Azimuth”) pursuant to a Common Stock Purchase Agreement dated April 30, 2008. Subject to the conditions set forth in that agreement, Azimuth is committed to purchase up to $60,000,000 of the Company’s common stock pursuant to draw down notices that the Company may give to Azimuth from time to time at the Company’s discretion until November 1, 2009. The price of shares sold is determined by reference to the volume weighted average price of the Company’s common stock during a ten trading day pricing period at the time of each draw down notice, less a small discount. The use of this credit facility is entirely discretionary.

As of June 30, 2008, we had cash and cash equivalents of $25.8 million. Based upon our expected levels of expenditures and anticipated needs, we anticipate that our existing capital resources will be sufficient to fund our cash requirements through the end of 2009. Our ability to meet future capital requirements after that date will depend primarily upon the ability of the Company to generate material revenue from business operations, debt and equity financings, third party lease financing of Sonocracking equipment and components, and proceeds from future exercises of outstanding warrants and options. Presently, we have no binding commitments for additional financings other than the equity line of credit discussed above. To date, we have generated no material revenues from our business operations. We are unable to predict when or if we will be able to generate future revenues from commercial activities or the amounts expected from such activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in “Part II, Item 1A. Risk Factors” section contained herein, as well as the risk factors described in the Company’s Form 10-Q for the quarter ended June 30, 2008 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). These documents are available through our web site, http://www.sulphco.com, or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

As of June 30, 2008, the Company had variable rate debt aggregating approximately $4.7 million. The variable rate debt exposes the Company to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from June 2008 levels, interest expense would increase by approximately $47,000 annually. The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s chief executive officer and chief financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “1934 Act”)) as of June 30, 2008, the end of the period covered by this Form 10-Q.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Clean Fuels Litigation
In Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., Case No. CV05-01346 (Second Judicial District, County of Washoe) the Company, Rudolf W. Gunnerman, Peter Gunnerman, and RWG, Inc., were named as defendants in a legal action commenced in Reno, Nevada.  The plaintiff, Clean Fuels Technology later assigned its claims in the lawsuit to EcoEnergy Solutions, Inc., which entity was substituted as the plaintiff.  In general, the plaintiff’s alleged claims relate to ownership of the “sulfur removal technology” originally developed by Professor Teh Fu Yen and Dr. Gunnerman with financial assistance provided by Dr. Gunnerman, and subsequently assigned to the Company.  On September 14, 2007, after a jury trial and extensive post-trial proceedings, the trial court entered final judgment against the plaintiff EcoEnergy Solutions, Inc. on all of its claims.  As per the final judgment, all of the plaintiff’s claims were resolved against the plaintiff and were dismissed with prejudice.  In addition, the trial court entered judgment in favor of the Company and against the plaintiff for reimbursement of legal fees and costs of approximately $124,000, with post-judgment interest.  The plaintiff appealed the judgment on October 5, 2007.  On December 19, 2007, and as required by Nevada statute, the Company participated in a mandatory settlement conference at which time a settlement was not reached. A briefing schedule has been issued, but there has been no date set for oral arguments. As of June 30, 2008, no asset or liability has been accrued relative to this action.

Talisman Litigation
In Talisman Capital Talon Fund, Ltd. v. Rudolf W.Gunnerman and SulphCo, Inc., Case No. 05-CV-N-0354-BES-RAM, the Company and Rudolf W. Gunnerman were named as defendants in a legal action commenced in federal court in Reno, Nevada. The plaintiff’s claims relate to the Company's ownership and rights to develop its "sulfur removal technology." The Company regards these claims as without merit. Discovery in this case formally concluded on May 24, 2006. On September 28, 2007, the court granted, in part, the defendants' motion for summary judgment and dismissed the plaintiff's claims for bad faith breach of contract and unjust enrichment that had been asserted against Rudolf Gunnerman. The trial, which was originally scheduled for August 4, 2008, has been postponed by the court and will be rescheduled to take place in the fourth quarter of 2008 or the first quarter of 2009. As of June 30, 2008, no liability has been accrued relative to this action.

Neuhaus Litigation
On October 20, 2006, Mark Neuhaus filed a lawsuit against the Company and Rudolf W. Gunnerman, Mark Neuhaus v. SulphCo, Inc., Rudolph W. Gunnerman, in the Second Judicial District Court, in and for the County of Washoe, Case No. CV06-02502, Dept. No. 1. The lawsuit is based on a purported Non-Qualified Stock Option Agreement and related Consulting Agreement between Mark Neuhaus and the Company dated March of 2002 (the “Non-Qualified Stock Option Agreement”).. Mark Neuhaus claims that according to the terms of the Non-Qualified Stock Option Agreement, he was granted an option to purchase three million (3,000,000) shares of the Company’s common stock at the exercise price per share of $0.01. On or about February of 2006, Mark Neuhaus attempted to exercise the option allegedly provided to him under the Non-Qualified Stock Option Agreement. At that time, the Company rejected Mr. Neuhaus’s attempt to exercise the option. Thereafter, Mr. Neuhaus filed this lawsuit seeking to enforce the Non-Qualified Stock Option Agreement. In his suit, Mr. Neuhaus includes claims for specific performance, breach of contract, contractual breach of the covenant of good faith and fair dealing, and tortious breach of the covenant of good faith and fair dealing. He requested that the court compel the Company to issue the shares or alternatively to award him damages equal to the fair market value of the three million (3,000,000) shares of stock when he purported to exercise the options, minus the exercise price. On December 7, 2006, the Company moved to dismiss the lawsuit. On January 4, 2007, the court issued an order denying the motion on the ground that there were factual issues to be resolved which prevented dismissal at that time. The Company filed an answer to the complaint, as well as a counterclaim against Mr. Neuhaus and a cross claim against Rudolf W. Gunnerman on March 29, 2007. That cross-claim against Dr. Gunnerman was subsequently voluntarily discontinued, without prejudice.

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

On July 9, 2008, the Company entered into a Confidential Settlement Agreement and Release with Mark Neuhaus (the “Settlement Agreement”), by which Mr. Neuhaus and the Company agreed to dismiss the respective legal proceedings each party had initiated on the other, and by which both parties agreed to a mutual release. The total consideration paid by the Company to Mr. Neuhaus under the Settlement Agreement was $750,000, of which $250,000 is payable in cash and the remaining $500,000 is payable by issuance of 123,763 shares of the Company’s common stock to Mr. Neuhaus and 123,762 shares of the Company’s common stock to Mr. Neuhaus’ attorneys, Erickson, Thorpe & Swainston, Ltd, which amount was determined by dividing $500,000 by $2.02, the closing price of the Company’s stock on July 9, 2008. As of June 30, 2008, a liability of $750,000 has been accrued relative to this action.

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

In September of 2007, the Company’s Board of Directors received a demand letter (the “Hendrickson Demand Letter”) from Mr. Hendrickson’s attorney reasserting the allegations contained in the original derivative claim and requesting that the Board of Directors conduct an investigation of these matters in response thereto. In response to the Hendrickson Demand Letter, the Company’s Board of Directors formed a committee comprised of three independent directors to evaluate the Hendrickson Demand Letter and to determine what, if any, action should be taken. The committee has retained independent counsel to advise it. As of June 30, 2008, no liability has been accrued relative to this action.

Nevada Heat Treating Litigation
On November 29, 2007, Nevada Heat Treating, Inc. (“NHT”) filed at lawsuit against the Company, Nevada Heat Treating, Inc., d/b/a California Brazing, in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No. CV07-02729. In its complaint, NHT alleges trade secret misappropriation and breach of contract relative to certain information alleged to have been disclosed to the Company beginning in late 2006 and continuing through early 2007 pursuant to a consulting engagement with NHT. Among other things, NHT is asserting that certain information, alleged to have been disclosed to the Company during the term of the consulting engagement, is the subject of a nondisclosure/confidentiality agreement executed at the inception of the consulting engagement. NHT is contending that this certain information represents a trade secret that should no longer be available for use by the Company following the termination of the consulting engagement with NHT in the spring of 2007. In connection with filing this action, NHT also filed a motion for preliminary injunction against the Company seeking to enjoin it from using certain information until the matter can be resolved through the courts. Hearings on the preliminary injunction motion took place on March 24 and 25, 2008, and May 8, 2008. On May 8, 2008, the court ruled from the bench, at the conclusion of the hearing on the motion for preliminary injunction. The court denied the plaintiff’s motion on grounds that the plaintiff had failed to demonstrate a probability of success on the merits of its claims. Trial has been set for April 27, 2009. As of June 30, 2008, no liability has been accrued relative to this action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Form 8-K filed by the Company on May 29, 2008, is hereby incorporated by reference as a response to this Item 2.

Item 3. Defaults Upon Senior Securities. - None.

Item 4. Submission of Matters to a Vote of Security Holders.

Our 2008 Annual Meeting of Stockholders was held on June 18, 2008.  At the Annual Meeting, (i) each of our seven nominees was elected to serve as a director until the end of their respective terms, (ii) the proposed amendment to the Company’s Articles of Incorporation to remove the right of stockholders to act by written consent in lieu of a meeting was approved by the stockholders, and (iii) the appointment of Hein & Associates LLP as the Company’s independent registered public accountants for the fiscal year 2008 was ratified by the stockholders. The election results are as follows:

Election of Seven Directors (Proposal No. 1):

Name	For	Withheld
Dr. Larry D. Ryan	72,347,501	3,258,623
Robert van Maasdijk	70,936,712	4,669,412
Dr. Hannes Farnleitner	70,895,828	4,710,296
Edward E. Urquhart	70,927,173	4,678,951
Lawrence G. Schafran	70,927,079	4,679,045
Michael T. Heffner	72,318,944	3,287,180
Edward G. Rosenblum	72,331,175	3,274,949

Amendment to the Company’s Articles of Incorporation (Proposal No. 2):

Total	For	Against	Abstain

50,083,519	43,029,262	6,974,012	80,245

Ratification of Appointment of Independent Registered Public Accountants (Proposal No. 3):

Total	For	Against	Abstain

75,606,122	75,385,533	180,704	39,885

Item 5. Other Information. - None.

Item 6.  Exhibits

14.1	Form 8-K filed by the Company on June 13, 2008 (incorporated by reference).
31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32.1	Certifications of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form 8-K disclosure filed by the Company on March 29, 2008 (incorporated by reference).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SULPHCO, INC.
(Registrant)

Date: August 1, 2008	/s/ Larry D. Ryan
By: Larry D. Ryan
Chief Executive Officer
(Principal Executive Officer)

/s/ Stanley W. Farmer
Date: August 1, 2008	By: Stanley W. Farmer
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)