Form 10-Q
period 2008-09-30
SULPHCO INC
filed 2008-11-07
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................September 30, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from..........................to.............................

Commission File Number 001-32636

SULPHCO, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0224817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4333 W. Sam Houston Pkwy N., Suite 190 Houston, TX	77043
(Address of principal executive offices)	(Zip Code)

(713) 896-9100
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐ Accelerated Filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at October 31, 2008

Common Stock, par value $.001	89,869,029 shares

SulphCo, Inc.

		Page

Part I – Financial Information

Item 1.	Financial Statements
	Condensed Balance Sheets	3
	Condensed Statements of Operations	4
	Condensed Statements of Cash Flows	5
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24

Part II – Other Information

Item 1.	Legal Proceedings	25
Item 6.	Exhibits	25

PART I.
Item 1. Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED BALANCE SHEETS
September 30, 2008 and December 31, 2007
(unaudited)

ASSETS	September 30, 2008	December 31, 2007
Current Assets:
Cash and cash equivalents	$21,126,631	$7,430,138
Prepaid expenses and other	270,552	442,934
Total current assets	21,397,183	7,873,072

Property and Equipment (net of accumulated depreciation of $1,027,955 and $917,107, respectively)	247,930	309,323

Other Assets
Intangible assets (net of accumulated amortization of $141,401 and $89,496 respectively)	975,854	881,848
Other	254,445	37,798
Total other assets	1,230,299	919,646
Total assets	$22,875,412	$9,102,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$970,150	$1,515,278
Refundable deposit	550,000	550,000
Late registration penalty (including accrued interest)	1,197,304	1,094,671
Convertible notes payable, net of discount	3,593,800	-
Total current liabilities	6,311,254	3,159,949

Convertible notes payable, net of discount	-	2,967,802
Other	-	180,058
Total long-term liabilities	-	3,147,860

Total liabilities	6,311,254	6,307,809

Commitments and Contingencies (see Note 7)

Stockholders' Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value); none issued	-	-
Common stock: 110,000,000 shares authorized ($0.001 par value);
89,869,029 and 80,848,416 shares issued and outstanding, respectively	89,870	80,848
Additional paid-in capital	157,174,665	122,700,951
Deficit accumulated during the development stage	(140,700,377)	(119,987,567)
Total stockholders' equity	16,564,158	2,794,232
Total liabilities and stockholders' equity	$22,875,412	$9,102,041

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine-Month Periods ended September 30, 2008 and 2007 and the Period from Inception to September 30, 2008
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Inception to
	2008	2007	2008	2007	September 30, 2008
Revenue
Sales	$-	$-	$-	$-	$42,967
Expenses:
Selling, general, and administrative expenses	(3,370,349)	(3,160,574)	(12,597,655)	(10,231,982)	(64,500,748)
Research and development expenses:
Fujairah test facility	(127,402)	(398,061)	(297,421)	(1,694,509)	(23,465,059)
Other	(1,138,738)	(849,507)	(2,983,586)	(2,496,906)	(16,137,916)
Loss on investment in joint venture	-	-	-	-	(136,095)
Loss on disposal of asset	-	-	-	-	(221,711)
Loss on impairment of asset	-	-	-	-	(233,900)
Total operating expenses	(4,636,489)	(4,408,142)	(15,878,662)	(14,423,397)	(104,695,429)
Loss from operations	(4,636,489)	(4,408,142)	(15,878,662)	(14,423,397)	(104,652,462)

Other income (expense):
Interest income	52,136	91,223	114,705	224,691	1,133,269
Interest expense	(281,891)	(111,773)	(860,966)	(413,766)	(7,557,481)
Late registration penalty	-	-	-	-	(760,240)
Other	-	(1,187)	-	(31,324)	(6,628)
Net loss	(4,866,244)	(4,429,879)	(16,624,923)	(14,643,796)	(111,843,542)

Deemed Dividend (see Note 4)	-	(3,937,415)	(4,087,887)	(17,119,121)	(28,856,835)
Net loss attributable to common stockholders	$(4,866,244)	$(8,367,294)	$(20,712,810)	$(31,762,917)	$(140,700,377)

Loss per share - basic and diluted	$(0.05)	$(0.11)	$(0.25)	$(0.42)
Weighted average shares - basic and diluted	89,782,933	78,601,389	84,525,815	76,239,369

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine-Month Periods Ended September 30, 2008 and 2007
and for the Period from Inception to September 30, 2008
(unaudited)

	Nine Months Ended
	September 30,		Inception to
	2008	2007	September 30, 2008
Cash Flows From Operating Activities
Net loss	$(16,624,923)	$(14,643,796)	$(111,843,542)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	163,694	132,969	1,320,877
Accretion of note payable discount	625,998	30,261	5,680,567
Allowance for loan receivable	14,200	307,564	327,651
Stock-based compensation	4,408,346	3,303,096	18,892,449
Stock issued for interest expense	-	-	296,000
Stock issued for settlement of litigation	500,000	-	500,000
Contribution from stockholder	-	-	555,000
Loss from joint venture	-	-	136,096
(Gain) loss on disposal and impairment of assets	2,133	(6,908)	450,836
Changes in:
Receivables	-	-	(118,657)
Prepaid expenses and other	158,182	(47,251)	(201,092)
Accounts payable and accrued expenses	(725,186)	(1,687,387)	892,340
Other assets	(216,647)		333,353
Accrued fees	102,633	101,657	784,485
Net cash used in operating activities	(11,591,570)	(12,509,795)	(81,993,637)
Cash Flows From Investing Activities
Purchase of property and equipment	(52,526)	(218,114)	(1,308,600)
Investments in joint ventures and subsidiaries	-	-	(361,261)
Payment of deposits	-	-	(36,822)
Investments in intangible assets	(145,914)	(258,181)	(1,133,100)
Net cash used in investing activities	(198,440)	(476,295)	(2,839,783)
Cash Flows from Financing Activities
Proceeds from issuance of stock, net of offering costs	25,486,503	13,157,047	95,169,691
Proceeds from issuance of related party notes payable	-	-	11,000,000
Proceeds from stock subscriptions	-	-	4,240,887
Proceeds from issuance of line of credit	-	-	750,000
Return on capital	-	-	(118,427)
Principal payments on related party notes payable	-	-	(3,250,000)
Decrease in related party receivable	-	-	1,359,185
Payments on contract payable	-	-	(250,000)
Principal payments on line of credit	-	-	(750,000)
Principal payments on advance from related party	-	-	(2,191,285)
Net cash provided by financing activities	25,486,503	13,157,047	105,960,051
Net change in cash and cash equivalents	13,696,493	170,957	21,126,631
Cash and cash equivalents at beginning of period	7,430,138	6,004,992	-
Cash and cash equivalents at end of period	$21,126,631	$6,175,949	$21,126,631

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS - Continued
For the Nine-Month Periods Ended September 30, 2008 and 2007
and for the Period from Inception to September 30, 2008
(unaudited)

Supplemental information and non-cash transactions

Cash paid for interest	$-	$4,862	$967,760

Cash paid for income taxes	$-	$-	$-

The Company had the following non-cash investing and financing activities:
Extinguishment of related party note payable	$-	$5,000,000	$5,000,000
Extinguishment of convertible notes payable	-	-	4,680,044
Issuance of stock for convertible notes	-	-	319,956
Non-cash deemed dividend (see Note 4 )	4,087,887	17,119,121	28,856,835

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed financial statements of SulphCo, Inc., (the “Company” or “SulphCo”) were prepared in accordance with generally accepted accounting principles for interim financial statements in the United States of America (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As of September 30, 2008, the Company had cash and cash equivalents on hand of approximately $21.1 million and working capital of approximately $15.1 million. For the three and nine-month periods ended September 30, 2008, the Company recognized net losses of approximately $4.9 million and $16.6 million, respectively. As a result of these continuing net losses, the Company has an accumulated deficit of approximately $140.7 million that includes the effect of non-cash deemed dividends totaling approximately $28.9 million.  Based upon our expected levels of expenditures and anticipated needs, we anticipate that our existing capital resources will be sufficient to fund our cash requirements through late 2009. Our ability to meet future capital requirements after that date will depend primarily upon the ability of the Company to generate material revenue from business operations, debt and equity financings, third party lease financing of Sonocracking™ equipment and components, and proceeds from future exercises of outstanding warrants and options. Presently, we have no binding commitments for additional financings other than the equity line of credit discussed in Note 3, which expires on November 1, 2009. To date, we have generated no material revenues from our business operations. We are unable to predict when or if we will be able to generate future revenues from commercial activities or the amounts expected from such activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Convertible Notes Payable

At December 31, 2007 and September 30, 2008, the Company had outstanding convertible notes payable of approximately $4.7 million (the “Convertible Notes Payable”). The Convertible Notes Payable are presented net of the unamortized discount related to a beneficial conversion feature present in the terms of the note. The discount is being accreted into the statement of operations as incremental interest expense using the effective interest method through July 31, 2009, after which time the note holders have the ability to require payment of any outstanding principal and accrued interest by opting to accelerate the maturity of the Convertible Notes Payable.

As of September 30, 2008, the net balance of the Note Payable is:

September 30, 2008
Assumed proceeds from modified Convertible Notes Payable	$4,680,044
Less:
Discount related to beneficial conversion feature	(1,736,550)
Net Convertible Notes Payable balance	2,943,494
Add:
Discount accretion through September 30, 2008	650,306
Net Convertible Notes Payable balance at September 30, 2008	$3,593,800

The Convertible Notes Payable represent an unsecured obligation of the Company.

Interest on the Convertible Notes Payable is adjusted quarterly based on a London Inter-Bank Offering Rate (“LIBOR”) plus 0.5% per annum, with interest only payments due on December 31st of each year during the remaining term of the Convertible Notes Payable that extends through December 31, 2011 when the notes mature (unless maturity is otherwise accelerated by the note holders to any date after July 31, 2009). For the three and nine-month periods ended September 30, 2008 and 2007, the Company recognized total interest expense of approximately $0.3 million, $0.1 million, $0.9 million and $0.4 million, respectively. For the three and nine-month periods ended September 30, 2008 and 2007, total interest expense recognized by the Company included incremental interest expense associated with discount accretion of approximately $0.2 million, $23,000, $0.6 million, and $30,000, respectively.

3.	Capital Stock

Other than the stock-based compensation transactions disclosed in Note 6, the Company had the following transactions related to its common stock during the nine months ended September 30, 2008:

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

On July 9, 2008, the Company entered into a Confidential Settlement Agreement and Release with Mark Neuhaus (the “Settlement Agreement”), by which Mr. Neuhaus and the Company agreed to dismiss the respective legal proceedings each party had initiated on the other, and by which both parties agreed to a mutual release. The total consideration paid by the Company to Mr. Neuhaus under the Settlement Agreement was $750,000, of which $250,000 was paid in cash and the remaining $500,000 was settled by issuance of 123,763 shares of the Company’s common stock to Mr. Neuhaus and 123,762 shares of the Company’s common stock to Mr. Neuhaus’ attorneys, Erickson, Thorpe & Swainston, Ltd, which amount was determined by dividing $500,000 by $2.02, the closing price of the Company’s stock on July 9, 2008.

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

•
issue the Warrant Holders additional warrants, with an exercise price of $2.68 per share, on a one to one basis for each existing warrant that was exercised including granting up to 1,952,068 warrants to the 2004 Warrant Holders and up to 4,000,000 warrants to the 2006 Warrant Holders.

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

During the quarter ended June 30, 2007, 600,000 2006 Warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 600,000 additional warrants. As a result, the Company recorded additional non-cash deemed dividends of approximately $1.7 million that was estimated using the Black-Scholes Valuation Model.

During the quarter ended September 30, 2007, the remaining 1,400,000 warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 1,400,000 additional warrants. As a result, the Company recorded additional non-cash deemed dividend of approximately $3.9 million that was estimated using the Black-Scholes Valuation Model

On November 28, 2007, the Company executed Amendment No. 2 to Securities Purchase Agreements and Warrants (“Amendment No. 2”) with certain of the Warrant Holders holding approximately 3.95 million of the then outstanding March 2007 Warrants wherein the Warrant Holders agreed to exercise up to 50% of their March 2007 Warrants. In exchange, SulphCo agreed to issue the Warrant Holders additional warrants (the “November 2007 Warrants”) on a one-to-one basis with an exercise price of $7.00 per share and a term of three years. In addition, the Warrant Holders were granted an option to exercise the remaining 50% of their March 2007 Warrants on the later of April 15, 2008, or 30 days following the 2008 Annual Meeting of Stockholders in which SulphCo’s stockholders approve an increase of 10 million authorized common shares. If this option were exercised, then SulphCo would issue the Warrant Holders additional warrants on a one-to-one basis with an exercise price of $7.00 a share and a term of three years. As a result of the inducement described above, 1,953,088 of the March 2007 Warrants held by the Warrant Holders were exercised during the quarter ended June 30, 2008, resulting in the grant of 1,953,088 additional warrants (the “May 2008 Warrants”). Based on its analysis, the Company concluded that a deemed dividend should be recorded to account for the fair value of the inducement that was transferred to the Warrant Holders computed as the fair value of the 1,953,088 May 2008 Warrants issued to the Warrant Holders. Based on the Black-Scholes valuation prepared for this transaction, the Company has determined that the amount of the non-cash deemed dividend was approximately $4.1 million.

For the three and nine-month periods ended September 30, 2008 and 2007, the Company recognized non-cash deemed dividends of approximately zero, $3.9 million, $4.1 million and $17.1 million, respectively.

5.	Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include options and warrants to acquire the Company’s common stock and convertible debt. As of September 30, 2008, there were approximately 10.9 million shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were disregarded in the computations of diluted net loss per share for three and nine-month periods ended September 30, 2008 and 2007, because inclusion of such potentially dilutive securities would have been anti-dilutive.

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

Total stock-based compensation for the three and nine-month periods ended September 30, 2008 and 2007, was approximately $1.1 million, $1.0 million, $4.4 million, and $3.3 million, respectively.

Stock Option Grants – Directors, Officers and Employees

During the three and nine-month periods ended September 30, 2008 and 2007, the Company granted 330,786, 452,500, 2,066,820, and 1,337,500 stock options, respectively, to its directors, officers and employees. The stock-based compensation expense for these stock options for the three and nine month periods ended September 30, 2008 and 2007 was approximately $1.1 million, $0.9 million, $4.3 million and $2.6 million, respectively. The fair value of these stock options was estimated using the Black-Scholes options pricing model with the following assumptions:

Nine Months Ended September 30, 2008 and 2007	2008	2007
Valuation Assumptions:
Expected Term (years)	1.5 - 6.5	5.0 - 6.5
Expected Volatility	93% - 151%	140% - 149%
Expected Dividend Rate	-	-
Risk Free Interest Rate	1.6% - 3.57%	4.52% - 5.10%
Grant Date Fair Value	$1.60 - $3.69	$2.46 - $3.66

Three Months Ended September 30, 2008 and 2007	2008	2007
Valuation Assumptions:
Expected Term (years)	5.0 - 6.5	5.0 - 5.5
Expected Volatility	126% - 139%	139% - 140%
Expected Dividend Rate	-	-
Risk Free Interest Rate	3.06% - 3.55%	4.52% - 4.80%
Grant Date Fair Value	$2.18 - $2.61	$3.09 - $3.53

Stock Option Grants – Non-Employees

During the three and nine-month periods ended September 30, 2008 and 2007, the Company granted zero, 50,000, 102,500 and 100,500 stock options, respectively, to non-employees. The stock-based compensation expense for these stock options for the three and nine-month periods ended September 30, 2008 and 2007 was 48,000, $27,000, $90,000 and $27,000, respectively. The fair value of these stock options was estimated using the Black-Scholes options pricing model with the following assumptions:

Nine Months Ended September 30, 2008 and 2007	2008	2007
Valuation Assumptions:
Expected Term (years)	10	2.6 - 4
Expected Volatility	140%	105% - 144%
Expected Dividend Rate	-	-
Risk Free Interest Rate	3.74% - 3.99%	4.12% - 5.00%
Grant Date Fair Value	$2.20 - $3.78	$3.18 - $3.46

Three Months Ended September 30, 2008 and 2007	2008	2007
Valuation Assumptions:
Expected Term (years)	-	2.6
Expected Volatility	-	105%
Expected Dividend Rate	-	-
Risk Free Interest Rate	-	4.12%
Grant Date Fair Value	-	$3.46

Restricted Stock Grants – Directors, Officers and Employees

During the three and nine -month periods ended September 30, 2008 and 2007, the Company granted zero, 43,353, zero, and 313,559 shares of restricted stock, respectively, to its directors and officers. All of the restricted shares granted during these periods were valued by reference to the market price of the Company’s stock on the date of grant.

     The stock-based compensation expense for the restricted stock grants for the three and nine-month periods ended September 30, 2008 and 2007 was zero, $0.1 million, zero, and $0.7 million, respectively.

7.	Commitments and Contingencies

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist mainly of cash equivalents. The Company maintains these financial instruments in one U.S. financial institution, which exceed federally insured limits by approximately $21 million at September 30, 2008. The Company has not experienced any losses in this account; however, management continues to monitor the situation closely and has taken steps subsequent to September 30, 2008, to mitigate the exposure to this risk.

Registration Payment Arrangements

Amendment No. 2, discussed in Note 4 above, contains certain registration provisions requiring the Company to use commercially reasonable efforts to prepare and file a registration statement (the “Amendment No. 2 Additional Registration Statement”) to cover all shares of common stock underlying the additional warrants issued under Amendment No. 2 as soon as possible, but in no event later than 90 days after May 28, 2008 (the “Filing Deadline”).

Amendment No. 2 further provides that in the event the Company does not file the Amendment No. 2 Additional Registration Statement by the Filing Deadline, each of the warrant holders would be entitled to receive on the Filing Deadline and on each monthly anniversary of the Filing Deadline thereafter, an amount in cash, as partial liquidated damages, equal to 1% of the aggregate exercise price paid by the warrant holders until the Company files the Amendment No. 2 Additional Registration Statement. The Company filed the Amendment No. 2 Additional Registration Statement within the required time frame and therefore will not incur any liquidated damages.

Litigation Contingencies

There are various claims and lawsuits pending against the Company arising in the normal course of the Company’s business. The following paragraphs set forth the status of litigation as of September 30, 2008.

Clean Fuels Litigation
As previously reported, in Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., Case No. CV05-01346 (Second Judicial District, County of Washoe) the Company, Rudolf W. Gunnerman, Peter Gunnerman, and RWG, Inc., were named as defendants in a legal action commenced in Reno, Nevada.  The plaintiff, Clean Fuels Technology later assigned its claims in the lawsuit to EcoEnergy Solutions, Inc., which entity was substituted as the plaintiff.  In general, the plaintiff’s alleged claims relate to ownership of the “sulphur removal technology” originally developed by Professor Teh Fu Yen and Dr. Gunnerman with financial assistance provided by Dr. Gunnerman, and subsequently assigned to the Company.  On September 14, 2007, after a jury trial and extensive post-trial proceedings, the trial court entered final judgment against the plaintiff EcoEnergy Solutions, Inc. on all of its claims.  As per the final judgment, all of the plaintiff’s claims were resolved against the plaintiff and were dismissed with prejudice.  In addition, the trial court entered judgment in favor of the Company and against the plaintiff for reimbursement of legal fees and costs of approximately $124,000, with post-judgment interest.  The plaintiff appealed the judgment on October 5, 2007.  On December 19, 2007, and as required by Nevada statute, the Company participated in a mandatory settlement conference at which time a settlement was not reached. The appeal has been fully briefed, but no date has been set for oral arguments. As of September 30, 2008, no asset or liability has been accrued relative to this action.

Talisman Litigation
As previously reported, in Talisman Capital Talon Fund, Ltd. v. Rudolf W.Gunnerman and SulphCo, Inc., Case No. 05-CV-N-0354-BES-RAM, the Company and Rudolf W. Gunnerman were named as defendants in a legal action commenced in federal court in Reno, Nevada. The plaintiff’s claims relate to the Company's ownership and rights to develop its "sulphur removal technology." The Company regards these claims as without merit. Discovery in this case formally concluded on May 24, 2006. On September 28, 2007, the court granted, in part, the defendants' motion for summary judgment and dismissed the plaintiff's claims for bad faith breach of contract and unjust enrichment that had been asserted against Rudolf Gunnerman. The court denied the plaintiff's motion for partial summary judgment. The trial, which was originally scheduled for August 4, 2008, has been rescheduled to take place during the week of December 1, 2008. As of September 30, 2008, no liability has been accrued relative to this action.

Neuhaus Litigation
As previously reported, on October 20, 2006, Mark Neuhaus filed a lawsuit against the Company and Rudolf W. Gunnerman, Mark Neuhaus v. SulphCo, Inc., Rudolph W. Gunnerman, in the Second Judicial District Court, in and for the County of Washoe, Case No. CV06-02502, Dept. No. 1. The lawsuit is based on a purported Non-Qualified Stock Option Agreement and related Consulting Agreement between Mark Neuhaus and the Company dated March of 2002 (the “Non-Qualified Stock Option Agreement”). Mark Neuhaus claimed that according to the terms of the Non-Qualified Stock Option Agreement, he was granted an option to purchase three million (3,000,000) shares of the Company’s common stock at the exercise price per share of $0.01. On or about February of 2006, Mark Neuhaus attempted to exercise the option allegedly provided to him under the Non-Qualified Stock Option Agreement. At that time, the Company rejected Mr. Neuhaus’s attempt to exercise the option. Thereafter, Mr. Neuhaus filed this lawsuit seeking to enforce the Non-Qualified Stock Option Agreement.

On July 9, 2008, the Company entered into a Confidential Settlement Agreement and Release with Mark Neuhaus (the “Settlement Agreement”), by which Mr. Neuhaus and the Company agreed to dismiss the respective legal proceedings each party had initiated on the other, and by which both parties agreed to a mutual release. The total consideration paid by the Company to Mr. Neuhaus under the Settlement Agreement was $750,000, of which $250,000 was paid in cash and the remaining $500,000 was paid by issuance of 123,763 shares of the Company’s common stock to Mr. Neuhaus and 123,762 shares of the Company’s common stock to Mr. Neuhaus’ attorneys, Erickson, Thorpe & Swainston, Ltd, which amount was determined by dividing $500,000 by $2.02, the closing price of the Company’s stock on July 9, 2008.

Hendrickson Derivative Litigation
As previously reported, on January 26, 2007, Thomas Hendrickson filed a shareholder derivative claim against certain current and former officers and directors of the Company in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe. The case is known as Thomas Hendrickson, Derivatively on Behalf of SulphCo, Inc. v. Rudolf W. Gunnerman, Peter W. Gunnerman, Loren J. Kalmen, Richard L. Masica, Robert Henri Charles Van Maasdijk, Hannes Farnleitner, Michael T. Heffner, Edward E. Urquhart, Lawrence G. Schafran, Alan L. Austin, Jr., Raad Alkadiri and Christoph Henkel, Case No. CV07-00137, Dept. No. B6. The complaint alleges, among other things, that the defendants breached their fiduciary duty to the Company by failing to act in good faith and diligence in the administration of the affairs of the Company and in the use and preservation of its property and assets, including the Company’s credibility and reputation. The Company and the Board had intended to file a motion for dismissal with the court, based upon the plaintiff’s failure to make a demand upon the Board. On July 10, 2007, the Company received notice that a stipulation (the “Stipulation”) of voluntary dismissal without prejudice had been entered, with an effective date of July 3, 2007, regarding this action. The Stipulation provides that in connection with the dismissal of this action each of the parties will bear their own costs and attorney fees and thereby waive their rights, if any, to seek costs and attorney fees from the opposing party.  Further, neither the plaintiff nor his counsel has received any consideration for the dismissal of this action, and no future consideration has been promised.

In September of 2007, the Company’s Board of Directors received a demand letter (the “Hendrickson Demand Letter”) from Mr. Hendrickson’s attorney reasserting the allegations contained in the original derivative claim and requesting that the Board of Directors conduct an investigation of these matters in response thereto. In response to the Hendrickson Demand Letter, the Company’s Board of Directors formed a committee comprised of three independent directors (the “Committee”) to evaluate the Hendrickson Demand Letter and to determine what, if any, action should be taken. The Committee retained independent counsel to advise it.

On September 2, 2008, the Company’s Board of Directors held a special meeting for the purpose of hearing and considering the Committee’s report and recommendation. At that meeting, the Committee reported on its investigation and presented the Committee’s unanimous recommendation that no actions be brought by the Company based upon the matters identified in the Hendrickson Demand Letter. The Board of Directors unanimously adopted the Committee’s recommendation. As of September 30, 2008, no liability has been accrued relative to this action.

Nevada Heat Treating Litigation
As previously reported, on November 29, 2007, Nevada Heat Treating, Inc. (“NHT”) filed a lawsuit against the Company, Nevada Heat Treating, Inc., d/b/a California Brazing, in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No. CV07-02729. In its complaint, NHT alleges trade secret misappropriation and breach of contract relative to certain information alleged to have been disclosed to the Company beginning in late 2006 and continuing through early 2007 pursuant to a consulting engagement with NHT. Among other things, NHT is asserting that certain information, alleged to have been disclosed to the Company during the term of the consulting engagement, is the subject of a nondisclosure/confidentiality agreement executed at the inception of the consulting engagement. NHT is contending that this certain information represents a trade secret that should no longer be available for use by the Company following the termination of the consulting engagement with NHT in the spring of 2007. In connection with filing this action, NHT also filed a motion for preliminary injunction against the Company seeking to enjoin it from using certain information until the matter can be resolved through the courts. Hearings on the preliminary injunction motion took place on March 24 and 25, 2008, and May 8, 2008. On May 8, 2008, the court ruled from the bench, at the conclusion of the hearing on the motion for preliminary injunction. The court denied the plaintiff’s motion on grounds that the plaintiff had failed to demonstrate a probability of success on the merits of its claims. Trial has been set for April 27, 2009. As of September 30, 2008, no liability has been accrued relative to this action.

Securities and Exchange Commission Subpoena
As previously reported, on February 25, 2008, the Company received a subpoena from the Denver office of the Securities and Exchange Commission (the “SEC”). The subpoena formalizes virtually identical requests the Company received in May, June and August 2007 to which the Company responded to the request for voluntary production of documents and information, including financial, corporate, and accounting information related to the following subject matters: Fujairah Oil Technology LLC, the Company’s restatements for the first three quarterly periods of 2006 and the non-cash deemed dividend for the quarter ended March 31, 2007, and information and documents related to certain members of former management, all of whom have not been employed by the Company for over a year. We have been advised by the SEC that, despite the subpoena and formal order of investigation authorizing its issuance, neither the SEC nor its staff has determined whether the Company or any person has committed any violation of law. The Company intends to continue to cooperate with the SEC in connection with its requests for documents and information.

8.	Related Party Transactions

During the three and nine-month periods ended September 30, 2008 and 2007, the Company made payments of approximately $0.5 million, $0.1 million, $1.0 million and $0.3 million, respectively, to Märkisches Werk Halver, GmbH (“MWH”) in connection with ongoing probe development activities under an existing agreement (the “Development Agreement”). On June 27, 2008, the Company renewed the Development Agreement with MWH for a period of five years. Pursuant to the terms of the renewed Development Agreement, MWH has agreed to continue providing the Company with development and manufacturing services related to its Soncracking™ probe assembly and reactor (the “Equipment”). In return, the Company has agreed to pay fees to MWH for its probe development and manufacturing services and grant MWH an option to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $2.46 per share. In addition, in the event that within the next twelve months the Equipment demonstrates certain performance metrics, the Company has agreed to issue MWH 50,000 restricted shares of the Company’s common stock. Under the renewed agreement, the Company granted MWH a worldwide non-exclusive license to utilize the Company’s ultrasound probe technology for all applications outside the treatment of crude oil and crude oil fractions. Edward E. Urquhart, a member of the Company’s Board of Directors since August 2006, has been the Chief Executive Officer of MWH since July 2003.

The Company has a consulting contract with Vincent van Maasdijk, the son of Robert van Maasdijk who is the Chairman of the Company’s Board of Directors, to serve as a project manager. As a project manager, Mr. van Maasdijk’s responsibilities will include overseeing the installation and testing of commercial Sonocracking units at various locations assigned by the Company. Under the terms of the contract, Mr. van Maasdijk will receive a monthly payment of approximately $7,000 plus reimbursement of all reasonable out-of-pocket expenses, in accordance with the Company’s applicable policies and procedures. For the three and nine-month periods ended September 30, 2008 and 2007, the total expense recognized by the Company under this arrangement was approximately $29,000, $22,000, $72,000 and $61,000, respectively.

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

Houston, Texas

We continue to be in discussions with several potential North American clients. In anticipation of the need for processing capacity in North America, we shipped a 15,000 Bpd Sonocracking™ unit from Europe to Houston. The Sonocracking™ unit arrived in Houston during May 2008. That unit remains available for installation at a facility upon execution of appropriate customer agreements. There can be no assurance that the Company will enter into any such agreements.

Research and development activities in SulphCo’s Houston facility have been centered around four principal areas: 1) the building and performance validation of a laboratory pilot scale unit (with flow rates of 1 - 15 gallons per minute) which will provide potential customers with laboratory scale data replicating the performance of a commercial scale Sonocracking™ unit, 2) the refinement of catalyst and additive packages for the Sonocracking™ process to ensure consistent and reproducible results both in the laboratory and in field testing, 3) the building and commissioning of mobile units capable of processing up to 5,000 barrels per day (Bpd) of crude oil that can quickly be installed at a potential customer site, and 4) the testing and evaluation of current and next-generation ultrasound probe, reactor, and control systems developed and supplied by MWH.

We have developed a pilot scale continuous flow laboratory unit for our Sonocracking™ process and during the third quarter we conducted extensive testing with this unit as well as in a batch reactor environment. These trials incorporated new probe and reactor technology along with different catalysts and additives designed to provide consistent and reproducible results from the Sonocracking™ process. Potential customers have supplied a variety of crudes in various quantities for laboratory testing. During the third quarter we conducted a series of focused trials on a potential customer’s crude oil for which we had conducted field trials in May and June of 2008. In these laboratory trials we were able to consistently produce a 25%-30% sulphur reduction with this customer’s crude oil. With some further processing, we were able to consistently and reliably produce more than a 50% sulphur reduction. We extended the series of tests to several other crude oils and for some, but not all, have been able to produce the same level of sulphur reduction as described above. We have, as well, observed significant API shifts in the crude oil, and although those improvements represent an incremental economic benefit to the overall process, that is not the primary focus of our current efforts. We expect to continue conducting extensive laboratory testing on potential customers’ crudes and petroleum products during the fourth quarter of 2008 and beyond. If such tests are successful on a laboratory scale, we would anticipate moving forward to field testing and/or commercial operating agreements with such potential customers.

Construction and commissioning of the first 5,000 Bpd mobile unit was completed in the first quarter of 2008 and that unit was evaluated in field validation tests at a potential customer site in May and June, 2008. Given the increased interest in the 5,000 Bpd mobile unit by potential customers, the Company decided to construct a second 5,000 Bpd mobile unit, the construction and commissioning of which was completed in the third quarter of 2008. The 5,000 Bpd unit is outfitted with the latest generation of the ultrasound probe, reactor, and control systems supplied by MWH, and employs the newly developed catalyst and additive packages described above.

The second unit was recently deployed at a potential customer facility in the southeastern United States for a series of field trials which were a continuation of the field validation tests conducted in May and June, 2008. During these recent trials the Company successfully duplicated, on a commercial scale, the positive results produced in its Houston laboratory. While these field trials are a crucial step in the overall technology validation process, additional technical iterations and analysis will continue as we identify, execute, and evaluate the multiple processes necessary to comply with future customer requirements. In addition to process optimization, we continue to focus on minimizing costs associated with the chemical package and the overall material and mass balance to achieve the economics as highlighted in our business plan. There can be no assurance that the Company will be successful in achieving such goals.

Middle East

On July 10, 2008, we announced an agreement with Amira Group Company LLC. (“Amira”), a US-based oil and gas services company, granting Amira an exclusive distributorship in certain regions of the Middle East and North Africa and certain customer specific opportunities (the "Amira Sales Territories"). The Company and Amira personnel have made formal presentations to several prospective customers within the Amira Sales Territories, providing technical and commercial information on the Sonocracking™ process. During the third quarter, SulphCo and Amira personnel narrowed these discussions to key, strategic potential customers, and those discussions have focused primarily on issues relating to proposed installation of Sonocracking™ units at customer sites. Currently, the Company has not entered into any customer agreements.

Southeast Asia

On February 11, 2008, we announced an agreement with Pt. Isis Megah (“Isis”), an Indonesian oil and gas services company, granting Isis an exclusive distributorship in the sales territories of India, Malaysia, Singapore and Indonesia (the “Isis Sales Territories”). We concurrently announced a customer order procured through Isis, conditioned upon the execution of an operating agreement, for Sonocracking™ units having at least 30,000 Bpd of processing capacity to be shipped at our expense from Fujairah to a designated port within the Isis Sales Territories. Subsequently, the Company shipped 90,000 Bpd of processing capacity from our facility in Fujairah, UAE, which arrived in Singapore during the week of April 14, 2008. The Sonocracking™ units have remained in storage there pending finalization of a refinery placement agreement. There can be no assurance that the Company will enter into any such agreements.

During the week of March 31, 2008, SulphCo personnel conducted joint site inspections with the customer at two of its Southeast Asian refineries to evaluate their suitability for the proposed Sonocracking™ unit installations. Following these inspections the parties reached a preliminary understanding as to the placement of the Company’s first 30,000 Bpd commercial scale Sonocracking™ unit within the customer’s refinery (the “Placement Agreement”). It was anticipated that upon execution of the Placement Agreement among Isis, the customer, and SulphCo, the 30,000 Bpd Sonocracking™ unit would be shipped by barge from Singapore to the customer’s refinery site. An operating agreement cannot be signed before finalization of the Placement Agreement, since the character of the crude oil or fractions to be processed are dependent upon both the selection of and location within the refinery where the Sonocracking™ unit is to be installed.

Subsequent to the initial discussions with the customer, an unanticipated event occurred which has led to delays in reaching a final Placement Agreement. The customer experienced a turnover in key management and operating personnel, leading to a decision that a further review be conducted prior to implementing SulphCo’s technology within its refineries. That review would require the customer’s personnel first witness testing of a relevant crude oil at either the Company’s Houston or Fujairah facilities and based on those results, the customer would determine how the implementation of the Sonocracking™ process at its refinery sites would proceed. In furtherance of this process, the Company conducted testing at its Houston facility on relevant crude oils during the third quarter of 2008 and has, through Isis, delivered the test results to the customer. In addition, because some of the relevant crude oils are of Middle Eastern origin, the Company has advised the customer that the Company is prepared to conduct additional testing in Fujairah, provided, the customer is able to supply the crude oil to the facility in Fujairah. Alternatively, the Company has invited the customer’s personnel to observe the testing of relevant crude oil at the Company’s Houston location. A decision by the customer as to which option it would prefer is expected in the fourth quarter of 2008.

Fujairah

The Company had originally scheduled additional rounds of testing at the Fujairah Facility during the second quarter of 2008 for the benefit of potential customers to allow them to observe the Sonocracking™ technology first hand. However, at the request of the potential customers the scheduled tests were put on hold. The Company is now prepared to conduct a new round of validation testing at the Fujairah facility during fourth quarter of 2008 utilizing the latest generation probe technology and employing the newly developed catalyst and additive packages. The ultimate timing of those trials depends entirely on the requirements of the potential customers. In addition, the Company is currently in the process of securing sufficient crude oil and residual fuel oil for independent validation testing in Fujairah.

European Testing Activities

Pending the evaluations of the latest generation probes, reactors and the newly developed catalyst and additive packages described above, the Company postponed meetings with its European testing partner until the fourth quarter of 2008. This will allow an opportunity for updated discussions on the following items: 1) the results of all prior testing performed to date in the European testing partner’s facilities and the commercial significance of those results, and 2) additional commercial opportunities that may arise as a result of recent test results utilizing the latest generation probe and reactor chamber technology and chemical additive package.

South Korea

The SulphCo KorAsia project has experienced delays due to unanticipated equipment problems that occurred during the testing conducted in the first quarter of 2008. During the course of the limited trials, issues arose with a certain switching component of an electrical driver for the ultrasound probes. Those issues were ultimately attributed to factors related to the original electrical equipment supplied with the earlier generation 2,000 Bpd Sonocracking™ unit in 2005. Given the limited resources of the Company and the higher priority attached to more immediate opportunities that have presented themselves elsewhere, the Company has been proceeding in South Korea at a more measured pace than originally anticipated. Once the technical updates are completed and several outstanding business issues are resolved we intend to resume testing utilizing Khafji crude oil (sulphur content ~2.9%). Once a full set of trials have been performed and the data analyzed, we will determine, in conjunction with SulphCo KorAsia, the appropriate technical and commercial paths forward. During the third quarter, several attempts were made to resolve the outstanding business issues between the parties, but those issues have not been resolved satisfactorily at this point. We expect to continue our efforts to resolve those issues in the fourth quarter. There can be no assurance that the technical updates or outstanding business issues will be resolved favorably.

Three and nine-months ended September 30, 2008 compared to the three and nine-months ended September 30, 2007

Research and Development Expenses

For the three and nine-month periods ended September 30, 2008, we incurred expenses of approximately $1.3 million and $3.3 million, respectively, related to research and development of our Sonocracking™ technology. This compares to expenses of approximately $1.2 million and $4.2 million, respectively, for the comparable periods in 2007. During the three and nine-month periods ended September 30, 2008, we incurred approximately $0.1 million and $0.3 million respectively, related to the test facility in Fujairah, UAE. This compares to expenses of $0.4 million and $1.7 million, respectively, for the comparable periods in 2007.

For the three and nine-month periods ended September 30, 2008, we paid approximately $0.3 million and $0.5 million respectively, to our engineers and other research and development employees as wages and related benefits for design and testing of our Sonocracker™ units. This compares to expenses of approximately $0.1 million and $0.4 million, respectively, for the comparable periods in 2007. For the three and nine-month periods ended September 30, 2008, approximately $0.6 million and $1.7 million in expenses, respectively, was incurred for the procurement of control panels, probes, centrifuges, and generators related to the ongoing research and development of our units. This compares to expenses of approximately $0.2 million and $0.9 million, respectively, for the comparable periods in 2007. The balance of our research and development expenses are recurring monthly expenses related to the maintenance of our laboratory and warehouse facilities.

Selling, General and Administrative Expenses

For the three and nine-month periods ended September 30, 2008, we incurred approximately $3.4 million and $12.6 million, respectively, in selling, general and administrative expenses. This compares to expenses of approximately $3.2 million and $10.2 million, respectively, for the comparable periods in 2007.

Stock-based compensation was $1.1 million and $4.4 million for the three and nine months ended September 30, 2008, respectively. This compares to stock-based compensation of approximately of $1.0 million and $3.3 million, respectively, for the comparable period in 2007.

Legal fees were approximately $1.0 million and $2.8 million for the three and nine-months ended September 2008, respectively. This compares to expenses of approximately $0.6 million and $2.3 million, respectively, for the comparable periods in 2007. We expect to continue to incur significant litigation fees through the end of 2008.

Consulting fees, payroll and related expenses were approximately $0.6 million and $3.2 million for the three and nine-months ended September 30, 2008, respectively. This compares to expenses of approximately $0.9 million and $2.6 million, respectively, for the comparable periods in 2007. This represents a decrease of $0.3 million and an increase of $0.6 million, respectively to the comparable periods in 2007. The decrease of $0.3 million in the most recent quarter relative to the comparable prior year quarter is due to a reduction in payroll expense in relation to former employees and nonrecurring moving expenses classified as payroll expense in the third quarter of 2007. The increase of $0.6 million in the nine-months ended September 30, 2008, relative to the comparable prior year period is primarily attributable to additional expenses recognized in the second quarter of 2008 related to a settlement agreement with a former consultant.

The remainder of the amounts incurred relate to normal recurring operating expenses such as lease expense, utilities, marketing, and investor relations.

Interest Expense

Interest expense was approximately $0.3 million and $0.9 million for the three and nine-month periods ended September 30, 2008, respectively, reflecting increases of approximately 150% and 110%, respectively, over comparable periods in 2007. The majority of the increases for the three and nine-month periods is a result of the Company recognizing non-cash expense of approximately $0.2 million and $0.6 million, respectively, in interest related to the accretion of a discount on the Convertible Notes Payable discussed in the financial statement footnotes.

Net Loss and Net Loss Attributable to Common Stockholders

The difference between net losses and net losses attributable to common stockholders for each period is solely attributable to the deemed dividend recorded in that period.

  Deemed Dividend

For the three and nine-month periods ended September 30, 2008 and 2007, the Company recognized non-cash deemed dividends of approximately zero, $3.9 million, $4.1 million and $17.1 million, respectively.

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

During the quarter ended June 30, 2007, 600,000 2006 Warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 600,000 additional warrants. As a result, the Company recorded additional non-cash deemed dividend of approximately $1.7 million that was estimated using the Black-Scholes Valuation Model.

During the quarter ended September 30, 2007, the remaining 1,400,000 warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 1,400,000 additional warrants. As a result, the Company recorded additional non-cash deemed dividend of approximately $3.9 million that was estimated using the Black-Scholes Valuation Model

On November 28, 2007, the Company executed Amendment No. 2 to Securities Purchase Agreements and Warrants (“Amendment No. 2”) with certain of the Warrant Holders holding approximately 3.95 million of the then outstanding March 2007 Warrants wherein the Warrant Holders agreed to exercise up to 50% of their March 2007 Warrants. In exchange, SulphCo agreed to issue the Warrant Holders additional warrants (the “November 2007 Warrants”) on a one-to-one basis with an exercise price of $7.00 per share and a term of three years. In addition, the Warrant Holders were granted an option to exercise the remaining 50% of their March 2007 Warrants on the later of April 15, 2008, or 30 days following the 2008 Annual Meeting of Stockholders in which SulphCo’s stockholders approved an increase of 10 million authorized common shares. If this option were exercised, then SulphCo would issue the Warrant Holders additional Warrants on a one-to-one basis with an exercise price of $7.00 a share and a term of three years. As a result of the inducement described above, 1,953,088 of the March 2007 Warrants held by the Warrant Holders were exercised during the quarter ended September 30, 2008, resulting in the grant of 1,953,088 additional warrants (the “May 2008 Warrants”). Based on its analysis, the Company concluded that a deemed dividend should be recorded to account for the fair value of the inducement that was transferred to the Warrant Holders computed as the fair value of the 1,953,088 May 2008 Warrants issued to the Warrant Holders. Based on the Black-Scholes valuation prepared for this transaction, the Company has determined that the amount of the non-cash deemed dividend was approximately $4.1 million.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2008, the Company completed two equity transactions. The first involved the sale of 6,818,750 shares of its common stock at a price of $3.20 per share pursuant to the terms of a Securities Purchase Agreement dated May 27, 2008, resulting in net proceeds to the Company of approximately $20.3 million. The shares were sold pursuant to a shelf registration statement declared effective by the Securities and Exchanges Commission on September 4, 2007. The second involved the exercise by investors of warrants to acquire approximately 1.9 million shares of the Company’s common stock at an exercise price of $2.68 per share resulting in net proceeds to the Company of approximately $5.2 million. Between these two transactions, the Company has raised net proceeds totaling approximately $25.5 million.

During the nine-month period ended September 30, 2008, the Company entered into an equity line of credit with Azimuth Opportunity Ltd. (“Azimuth”) pursuant to a Common Stock Purchase Agreement dated April 30, 2008. Subject to the conditions set forth in that agreement, Azimuth is committed to purchase up to $60,000,000 of the Company’s common stock pursuant to draw down notices that the Company may give to Azimuth from time to time at the Company’s discretion until November 1, 2009. The price of shares sold is determined by reference to the volume weighted average price of the Company’s common stock during a ten trading day pricing period at the time of each draw down notice, less a small discount. The use of this credit facility is entirely at the Company’s discretion.

As of September 30, 2008, we had cash and cash equivalents of approximately $21.1 million. Based upon our currently expected levels of expenditures and anticipated needs, we anticipate that our existing capital resources will be sufficient to fund our cash requirements through the latter part of 2009. Our ability to meet future capital requirements after that date will depend primarily upon the ability of the Company to generate material revenue from business operations, debt and equity financings, third party lease financing of Sonocracking™ equipment and components, and proceeds from future exercises of outstanding warrants and options. Presently, we have no binding commitments for additional financings other than the equity line of credit discussed above. To date, we have generated no material revenues from our business operations. We are unable to predict when or if we will be able to generate future revenues from commercial activities or the amounts expected from such activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those described in the Company’s Form 10-K for the year ended December 31, 2007 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). These documents are available through our web site, http://www.sulphco.com, or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

As of September 30, 2008, the Company had variable rate debt aggregating approximately $4.7 million. The variable rate debt exposes the Company to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from September 2008 levels, interest expense would increase by approximately $47,000 annually. The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s chief executive officer and chief financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “1934 Act”)) as of September 30, 2008, the end of the period covered by this Form 10-Q.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 of the Notes to the Financial Statements - Commitments and Contingencies (Part I, Item 1) for information regarding legal proceedings in which the Company is involved.

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

Items 2, 3, 4 and 5 are not applicable and have been omitted.

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

SULPHCO, INC.
(Registrant)

Date: November 7, 2008	/s/ Larry D. Ryan
	By:	Larry D. Ryan
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	/s/ Stanley W. Farmer
	By:	Stanley W. Farmer
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)