Form 10-K
period 2008-12-31
SULPHCO INC
filed 2009-03-06
CIK 1096560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number. 001-32636
SULPHCO, INC.
(Exact name of registrant as specified in its charter)
Nevada	88-0224817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4333 W. Sam Houston Pkwy N., Suite 190 Houston, TX 77043	(713) 896-9100
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share	NYSE Alternext US LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was last sold on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $142,795,587.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of Common Stock outstanding on February 28, 2009, was 89,944,029.

Documents incorporated by reference: portions of the registrant’s proxy statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SULPHCO, INC.
2008 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

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

PART I

Item 1.  Business.

Introduction

SulphCo is engaged in the business of developing and commercializing its patented and proprietary Sonocracking™ technology. The Sonocracking™ technology is based upon the combination of proprietary catalysts, oxidants, and the novel use of high power ultrasound - the application of high energy, high frequency sound waves - to alter the molecular structure of crude oil and crude oil fractions. The overall process is designed to "upgrade" the quality of crude oil and crude oil products (e.g., diesel fuel, gasoline, fuel oil, etc.) by modifying and reducing the sulfur and nitrogen content to make those compounds easier to process using conventional techniques, as well as reducing the density and viscosity.

The target applications for our Sonocracking™ technology and our Sonocracker™ units are within the refining, transportation, and crude oil production market segments.  Environmental regulations mandate the reduction of sulfur content in many fuels, including gasoline, diesel fuel, and bunker fuel.  For example, the sulfur specification for finished diesel fuel is less than 10 parts per million (“ppm”) in the European Union, while typical starting concentrations are in the thousands of ppm.  Similar regulations are in effect for the U.S. market.  Also, the sulfur content of crude oil is an increasing concern for all facets of the market, and the economic value of crude oil and crude oil products is driven largely by this value.  Since our technology is designed to impact the overall quality of crude oil and crude oil products in a cost effective manner, the successful commercialization of our technology can be expected to produce economic benefits to future customers in these markets.

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

With respect to the Company’s ongoing commercial efforts, we continue to see a high level of interest in the Sonocracking™ process as potential customers see the value that can be driven by the technology.  We are pursuing what we believe are opportunities presenting the highest likelihood of success for the technology (i.e., crude oil product streams such as diesel fuel, gasoline, and bunker fuels as well as low to moderate sulfur-containing crude oils) and are working with several potential customers to achieve that goal.

Houston, Texas
We continue to be in discussions with potential North American customers.  In anticipation of the need for processing capacity in North America, we shipped a 15,000 barrels per day (“Bpd”) Sonocracking™ unit from Europe to Houston. The Sonocracking™ unit arrived in Houston during May 2008.  That unit remains available for installation at a facility upon execution of appropriate customer agreements.  There can be no assurance that the Company will enter into any such agreements.

Research and development activities in SulphCo’s Houston facility have been centered around five principal areas: 1) the refinement of catalyst and additive packages for the Sonocracking™ process to ensure consistent and reproducible results both in the laboratory and in field testing, 2) the generation of detailed data packages for customer applications, 3) the building and performance validation of a laboratory pilot scale unit (with flow rates of 1 – 15 gallons per minute) which will provide potential customers with laboratory scale data replicating the performance of a commercial scale Sonocracking™ unit, 4) the building and commissioning of two mobile units capable of processing up to 5,000 Bpd of crude oil and petroleum products that can quickly be installed at a potential customer’s site, and 5) the testing and evaluation of current and next-generation ultrasound probe, reactor, and control systems developed and supplied by Maerkisches Werk Halver, GmbH (“MWH”).

We have developed a pilot scale continuous flow laboratory unit for our Sonocracking™ process. During the third quarter of 2008, we conducted extensive testing with this unit as well as in a batch reactor environment.  These trials incorporated new probe and reactor technology along with different catalysts and additives designed to provide consistent and reproducible results from the Sonocracking™ process. Potential customers have supplied a variety of crudes in various quantities for laboratory testing. During October of 2008, we conducted a series of focused trials on a potential customer’s crude oil for which we had conducted field trials in May and June of 2008.  In these laboratory trials, we were able to consistently produce a 25%-30% sulfur reduction with this customer’s crude oil.  Furthermore, we were also able to demonstrate clearly the chemical conversion of several sulfur compounds from the thiophenic form to the sulfone form.  This conversion was borne out by further processing, through which we were able to consistently and reliably produce more than a 50% sulfur reduction in this crude oil. We extended the series of tests to several other crude oils and observed in most streams the same level of sulfur reduction as described above. We have also produced American Petroleum Institute (“API”) gravity shifts of up to 3 – 4 points in some crude oils which indicates a shift towards lighter, more valuable streams.  Although those improvements represent an incremental economic benefit to the overall process, that is not the primary focus of our current efforts. Additionally, we have performed several series of tests in the laboratory on diesel fuels from a variety of crude oils and sources.  In this testing we observed significant conversion of sulfur compounds to an oxidized form and with complete treatment attained sulfur reductions in a typical range of 75% or more.  For example, in one diesel fuel with a starting sulfur value of 3,160 ppm, after treatment the fuel contained only 800 ppm sulfur.  We also measured a 1-2 points shift upwards in the API gravity of those streams. We will continue conducting extensive laboratory testing on potential customers’ crude oils and products during the first quarter of 2009 and beyond. If such tests are successful on a laboratory scale, we anticipate moving to field testing and/or commercial operating agreements with such potential customers.

Construction and commissioning of the first 5,000 Bpd mobile unit was completed in the first quarter of 2008 and that unit was evaluated in field validation tests at a potential customer’s site in May and June of 2008.  Given the increased interest in the first 5,000 Bpd mobile unit, the Company constructed a second 5,000 Bpd mobile unit.  The construction and commissioning of the second 5,000 Bpd mobile unit was completed in the third quarter of 2008.   The second 5,000 Bpd unit is outfitted with the latest generation of the ultrasound probe, reactor, and control systems supplied by MWH, and employs the newly developed catalyst and additive packages described above.

In October 2008, the second unit was deployed at a potential customer’s facility in the Southeastern United States for a series of field trials.  These trials were a continuation of the field validation tests conducted in May and June of 2008.  Operationally, the unit performed very well and during these recent trials the Company successfully duplicated, on a commercial scale, the positive results produced in its Houston laboratory.  While these field trials are a crucial step in the overall technology validation process, additional technical iterations and analysis are continuing as we identify, execute, and evaluate the multiple processes necessary to comply with future customer requirements.  In addition to process optimization, we continue to focus on minimizing costs associated with the chemical package and the overall material and mass balance to achieve the economics as highlighted in our business plan.  There can be no assurance that the Company will be successful in achieving such goals.

European Testing Activities
We met with our European testing partner in November 2008 and provided a detailed presentation of our Sonocracking™ technology to its technical team.  We had conducted several trials with this partner over the course of the past 18 months, but we were previously unable to provide the partner with a clear and detailed demonstration of our technology.  This time, however, by using much of the sulfur speciation data generated from our laboratory and field trials in the Southeastern United States, we were able to successfully demonstrate to our testing partner the positive effects of our process on the properties of the sulfur compounds in crude oil.  The focus is now centered around the effect of the changes on the downstream processing in the testing partner’s refineries.  We were able to successfully present clear benefits in terms of 1) immediate sulfur reduction in the crude oil, 2) reducing the sulfur content of the lower boiling and higher value fractions of the crude oil (e.g., naphtha, kerosene, diesel), 3) reducing the severity of the hydro-treating process and 4) potentially reducing the carbon footprint of the downstream process.  At this technical meeting we immediately agreed to work on parallel paths in the laboratory and back in the field at the testing partner’s site.  In late December 2008, the Company shipped a laboratory scale Sonocracking™ unit from Houston to the facilities of the European testing partner, where laboratory scale trials were conducted during the week of January 12, 2009 on a variety of crude oils and crude oil products under the supervision of Dr. Florian J. Schattenmann, SulphCo’s CTO, and a SulphCo senior chemist.  The purpose of the laboratory trials was to define the relevant process parameters and appropriate operating conditions for the field trials that were conducted during the week of January 26, 2009.  While the Company is encouraged by this recent progress, there can be no assurance that the Company will be successful in implementing any commercial agreements.

Middle East
On July 10, 2008, we announced an agreement with Amira Group Company LLC (“Amira”), a U.S.-based oil and gas services company, granting Amira an exclusive distributorship in certain regions of the Middle East and North Africa and certain customer specific opportunities (the "Amira Sales Territories").  The Company and Amira personnel have made formal presentations to several prospective customers within the Amira Sales Territories, providing technical and commercial information on the Sonocracking™ process.  During the third and fourth quarters, SulphCo and Amira personnel narrowed these discussions to key, strategic potential customers, and those discussions have focused primarily on issues relating to proposed installation of Sonocracking™ units at customer sites.  Currently, the Company has not entered into any customer agreements.

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

Subsequent to the initial discussions with the customer, an unanticipated event occurred which has led to delays in reaching a final Placement Agreement.  The customer experienced a turnover in key management and operating personnel, leading to a decision that a further review be conducted prior to implementing SulphCo’s technology within its refineries.  That review would require the customer’s personnel first witness testing of a relevant crude oil at either the Company’s Houston or Fujairah facilities and based on those results, the customer would determine how the implementation of the Sonocracking™ process at its refinery sites would proceed.  In furtherance of this process, the Company conducted testing at its Houston facility on relevant crude oils during the third quarter of 2008 and has, through Isis, delivered the test results to the customer.  In addition, because some of the relevant crude oils are of Middle Eastern origin, the Company has advised the customer that the Company is prepared to conduct additional testing in Fujairah, provided, the customer is able to supply the crude oil to the facility in Fujairah. Alternatively, the Company has invited the customer’s personnel to observe the testing of relevant crude oil at the Company’s Houston location. We understand, through Isis, that the customer has agreed to deliver samples to our Houston facility where they will witness testing.  We are in the process of scheduling that visit, through Isis, and expect testing to occur later in the first quarter of 2009 or in the second quarter of 2009.

Fujairah
The Company had originally scheduled additional rounds of testing at the Fujairah facility during the second quarter of 2008 for the benefit of potential customers to allow them to observe the Sonocracking™ technology first hand.  However, at the request of the potential customers the scheduled tests were put on hold.  The Company is now prepared to conduct a new round of validation testing at the Fujairah facility during the first or second quarters of 2009 utilizing the latest generation probe technology and employing the newly developed catalyst and additive packages.  The ultimate timing of those trials depends entirely on the requirements of the potential customers.  In addition, the Company is currently in the process of securing sufficient crude oil and residual fuel oil for independent validation testing in Fujairah.

South America
Testing on crude oil and petroleum product streams provided by companies in South America is ongoing in SulphCo’s Houston, Texas facilities.  Initial observations are consistent with results achieved in oils originating from other areas of the world. These results have created interest from refiners and producers.  SulphCo’s distributor in Colombia, Ecuador, and Peru, J.W. Tecnologia Servicios Petroleros S.A.C., has arranged meetings with petroleum producers and refiners in that region to discuss the tests in greater detail.  It is anticipated these discussions will lead to commercial scale demonstrations.  Further, as a result of laboratory tests on samples provided by a large producer/refiner in Brazil, similar meetings are being held in that country. There can be no assurance that the Company will enter into any such agreements.

South Korea
The SulphCo KorAsia project has experienced delays due to unanticipated equipment problems that occurred during the testing conducted in the first quarter of 2008. During the course of the limited trials, issues arose with a certain switching component of an electrical driver for the ultrasound probes. Those issues were ultimately attributed to factors related to the original electrical equipment supplied with the earlier generation 2,000 Bpd Sonocracking™ unit in 2005.  Given the limited resources of the Company and the higher priority attached to more immediate opportunities that have presented themselves elsewhere, the Company has been proceeding in South Korea at a more measured pace than originally anticipated.  Once the technical updates are completed and several outstanding business issues are resolved we intend to resume testing utilizing Khafji crude oil (sulfur content ~2.9%).  Once a full set of trials have been performed and the data analyzed, we will determine, in conjunction with SulphCo KorAsia, the appropriate technical and commercial paths forward.  During the third and fourth quarters, several attempts were made to resolve the outstanding business issues between the parties, but those issues have not been resolved satisfactorily at this point.  We expect to continue our efforts to resolve those issues in 2009.  However, there can be no assurance that the technical updates or outstanding business issues will be resolved favorably.

General Description of Our Technology

SulphCo's technology is designed to use high power ultrasound to alter naturally occurring molecular structures in water and hydrocarbons.  Under certain conditions, ultrasonic waves can induce cavitation in a liquid.  Cavitation involves the creation of bubbles at the sites of refraction owing to the tearing of the liquid from the negative pressure of intense sound waves in the liquid. The bubbles then oscillate under the effect of positive pressure, growing to an unstable size as the wave fronts pass. The ultrasound waves stress these bubbles, leading to their growth, contraction, and eventual implosion, generating excess heat and pressure in and around every micrometer and submicrometer-sized bubble. The entire process takes a few nanoseconds and each bubble can behave as a microreactor, accelerating the physical reactions owing to the heat released and localized pressures obtained. The high temperature (estimated to be as high as 5,000 degrees Kelvin) and pressure (estimated to be as high as 500 atmospheres) reached locally can potentially cause disruption of molecular bonds.

The Sonocracking™ technology applies high-power ultrasonic energy to a mixture of crude oil in conjunction with proprietary catalysts and an oxidant.   The ultrasound provides an intense shearing and mixing environment for the mixture and, along with the effects from cavitation, allows for efficient oxygen transfer from the oxidant to sulfur-containing and other compounds in the oil or fuel stream.   Aside from the oxidation of sulfur compounds, the process may also bring about the disruption of complex asphaltenic structures and rupturing of bonds of complex hydrocarbon, which in turn may result in upgrading the overall hydrocarbon content by reducing the overall density and thereby increasing the API gravity.

SulphCo's proprietary Sonocracking™ units are designed to treat large volumes of petroleum products at relatively low temperatures and pressures. The base design and capacity for the Sonocracking™ technology consists of a nominal 5,000 Bpd processing line.  Successive lines can be added to scale capacities in multiples of 5,000 Bpd.  SulphCo has designed and implemented modular units with a 15,000 Bpd capacity that are skid mounted and can be transported in a typical shipping container. These units possess smaller “footprints” and are expected to have lower capital costs when compared to the conventional hydrotreating equipment and other upgrading technologies.  This mobility and relative low capital cost make installation of Sonocracking™ equipment in the upstream (production), midstream (blending and transportation) and downstream (refining) sectors very flexible, with the ability to match customer capacity needs while requiring a relatively small “footprint.”

The Market for Our Technology

Potential Improvements and Benefits

SulphCo’s high power ultrasound Sonocracking™ process for treating crude oil and crude oil products is designed to produce a number of desirable effects, including the modification and reduction of sulfur compounds (oxidation of sulfur molecules), improvement in the API gravity (reduction in relative density), reduction in viscosity, and potentially modification and removal of  nitrogen-containing compounds.  Other improvements, such as heavy metal reduction/concentration, may also be possible.  The degree to which any one or more of these improvements occur after treatment with the Sonocracking™ process depends heavily on the feed oil or fuel characteristics, including: molecular makeup of sulfur compounds, asphaltene level and microstructure, acidity, and several other factors.  Not all crude oil or crude oil products will respond to the treatment to the same levels, therefore it is critical to optimize the process for a given feed stream to maximize the process benefits.

The economic benefit derived from the Sonocracking™ process depends on the overall improvement imparted to the crude oil or crude oil products in conjunction with customer and application-based drivers such as, but not limited to, crude oil and crude oil product pricing spreads,  reduction in operating costs including reduced catalyst loading, lower hydrogen usage and lower carbon footprint, improved processing flexibility, and other benefits.   Since different sectors of the oil market have unique individual needs and potential benefits, it is necessary to evaluate the overall benefit provided by the Sonocracking™ process in the context of the customer application, improvement in the oil or product stream, and market pricing.

The Refining Market (downstream)

SulphCo’s Sonocracking™ processing units are expected to provide economic benefits for oil refiners through the reduction of sulfur content in either the crude oil feed or crude oil products such as gasoline, kerosene, diesel fuel, and bunker fuel oil.  As each refinery is unique, potential benefits of Sonocracking™  technology to an individual refiner will vary, depending on such factors as plant configuration, the type of crude oil processed and product specifications.

These potential benefits include:

•	Lower raw material (i.e., crude oil) costs due to greater flexibility of feeds.

•	Lower desulfurization costs when compared to traditional hydrotreating processes

•	Possible reduction of carbon footprint

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

The cost of crude oil is generally considered to be the cost component with the greatest leverage on the profitability of an oil refinery. Therefore, a refinery will normally seek to purchase the most economical grade of crude oil which is suitable for its refinery operations.  Typically, no two refineries will have identical requirements and the suitability of a particular grade of crude oil will normally depend upon the refining capabilities of a particular refinery and the types of finished products it produces.  For example, complex refineries, (i.e., refineries which have more extensive refining capabilities) can more readily process heavier grades of crude oil containing higher sulfur concentrations.  Due to price differentials based upon the density and sulfur content of crude oil, a refinery (regardless of complexity) will normally seek to purchase the least expensive heavy grade oil with the highest sulfur content that can be refined within its capabilities. In turn, as the market “spread” between light sweet crude oil and heavy sour crude oil increases, so too should a refinery’s profit margin if it has the capability of processing heavier sour crude oil.

Because our Sonocracker™ units are expected to modify and reduce sulfur content, a refinery which “pre-treats” its crude oil with our units could be expected to be able to realize cost reductions and improved profit margins by utilizing lower cost, higher sulfur containing feed oil than would otherwise be possible without our Sonocracking™ technology.

Lower Desulfurization Costs

The traditional process for removing sulfur compounds from crude oil products is hydrotreating.  Hydrotreating is a high temperature, high pressure, high catalyst cost, and hydrogen consuming process employed in many refineries around the world.  The intensity of the hydrotreating process is driven largely by the chemical makeup of the sulfur compounds present in the crude oil product streams.  Certain types of sulfur molecules (e.g., dibenzothiophenes) require very intensive treatment and high catalyst and hydrogen loadings to remove the latent sulfur.  SulphCo’s oxidative desulfurization approach modifies dibenzothiophenes by oxidizing the sulfur which in turn changes the chemical composition to either a sulfoxide or a sulfone.  The sulfoxides and sulfones can be removed from the streams via secondary processes such as extraction or absorption, which in turn eliminates the need to hydrotreat those compounds.  Alternatively, the sulfoxides and sulfones can be hydrotreated directly under milder reaction conditions and in some instances with significantly less hydrogen.  Therefore, SulphCo’s Sonocracking™ technology has the potential to reduce the hydrotreating costs associated with crude oil product streams.

Reduced Carbon Footprint

The hydrotreating of crude oil products to reduce the sulfur levels to meet governmental standards and regulations requires a significant amount of hydrogen.  This hydrogen is typically produced through a process that utilizes some form of light gas such as propane or methane and produces carbon dioxide as a by-product.  Therefore, a process that reduces the amount of sulfur in a crude oil product stream has the potential to reduce the amount of hydrogen needed to treat that stream to meet the requirements.  In turn, less hydrogen is required to be produced, thereby leading to lower carbon dioxide emissions.  SulphCo’s Sonocracking™ process is designed to reduce the amount of sulfur in crude oil and crude oil products and therefore has the potential to reduce the carbon footprint at potential customer facilities.

The Transporting and Blending Market (mid-stream)

Sulphco’s Sonocracking™ technology can improve the blending economics for mid-stream crude oil blenders and transporters. Treating high sulfur crude oil with the Sonocracking™ units is expected to reduce the sulfur content and allow more of this treated crude oil to be blended into the crude oil streams, while still meeting the various pipeline specifications. In addition to the blending economics, in some cases blenders can save on the high cost of alternative transportation versus crude oil pipelines.

The Oil Producer Market (upstream)

SulphCo’s Sonocracking™ processing units are expected to provide economic benefits for oil producers utilizing these units.  These benefits include, among other things, the ability to obtain higher prices for crude oil processed by SulphCo’s Sonocracker™ units.

The price of crude oil is based primarily on characteristics such as API gravity (relative density) and sulfur content.  Because our technology is designed to increase the API gravity and sulfur content in crude oil in a commercial setting, this should allow a producer who treats crude oil with our Sonocracking™ technology to obtain a higher price for its crude oil from distributors and refiners as a result.

According to the Energy Information Administration, as of the end of 2006, it was estimated that the world consumes approximately 85 million barrels of oil per day.  Of this, approximately 60 million barrels per day comes from medium and heavy crude oil.

Geographic Scope of Our Market

We have a 50% ownership interest in Fujairah Oil Technology LLC in Fujairah, United Arab Emirates and are actively pursuing commercial opportunities in other parts of the world including Austria, South Korea, South America, Canada, India, Malaysia, Singapore and Indonesia.  In February 2008, we entered into an agreement with Isis, which grants Isis an exclusive distributorship in the sales territories of India, Malaysia, Singapore and Indonesia. In July 2008, we entered into an agreement with Amira, which grants Amira an exclusive distributorship in certain regions of the Middle East and North Africa. As the potential markets for our technology include countries with significant oil producing or refining activities, we expect to conduct business in other countries as well.  These activities may be conducted by us directly, or through partners, licensees or other third parties, in connection with the potential commercialization of our technologies.

Patents, Trademarks and Copyrights

We own eight United States patents and have four pending United States patent applications. Our granted U.S. Patents include:

•	Power Driving Circuit for Controlling a Variable Load Ultrasonic Transducer. U.S. patent no. 7,408,290 was issued on August 5, 2008 to SulphCo;

•	Loop-Shaped Ultrasound Generator and Use in Reaction Systems. U.S. patent no. 7,275,440 was issued on October 2, 2007 to Dr. Rudolf W. Gunnerman and assigned to SulphCo;

•	Conversion of Petroleum Resid to Usable Oils with Ultrasound. U.S. patent no. 7,300,566 was issued on November 27, 2007 to Dr. Rudolf W. Gunnerman and assigned to SulphCo;

•	Oxidative Desulphurization of Fossil Fuels with Ultrasound. U.S. patent no. 6,402,939, issued June 11, 2002 to Dr. Teh Fu Yen and assigned to SulphCo;

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

We also have four pending U.S. Patents including:

•	High-Throughput Continuous-Flow Ultrasound Reactor. Two pending U.S. patent application no. 10/857444, filed May 27, 2004, and no. 11/597043, filed on November 16, 2006.

•	Upgrading of Petroleum by Combined Ultrasound and Microwave Treatments. Pending U.S. patent application no. 11/059115 was filed on February 15, 2005.

•	High-Power Ultrasonic Horn. Pending U.S. patent application no. 11/066766 was filed on February 24, 2005.

In addition, SulphCo has been granted 46 international patents and has applied for an additional 134 international patents to protect other aspects and applications of the Company's technologies. These include, but are not limited to, new processes and procedures, developed by SulphCo personnel, required to manufacture higher power ultrasound equipment for use in SulphCo's desulfurization units.

We have applied to register the trademarks Sonocracking™, Sonocracker™, and Sonocracked Crude™ with reference to our upgrading and desulfurization technology.  The trademark “SulphCo™” was registered in the U.S. on May 30, 2006.  We also rely on copyright protection for the software utilized in our Sonocracking™ units.

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

Our patented and proprietary Sonocracking™ process is based upon the novel use of high power ultrasound to effect beneficial changes in the chemical composition of crude oil.  We believe this process gives us a competitive advantage because it is unique in that it “pre-treats” crude oil by both reducing relative density of oil and reducing sulfur content prior to being fed into the traditional refinery operation. Other than our proprietary Sonocracking™ process, we are not aware of any process in commercial use which is capable of both reducing the density of crude oil and reducing sulfur content other than the conventional refinery process itself.

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

We believe that our issued and pending patents and proprietary know-how will provide us with a significant competitive advantage over other companies seeking to commercialize new methods of increasing the API gravity of crude oil or reducing its sulfur content which are more cost-effective or more efficient than the methods which are currently commercially available.

Research and Development During the Last Three Years

During the past three years, our research and development expenditures have been directed toward the upgrading and desulfurization of crude oil and crude oil products and the improvement of our high power ultrasound technology.  During the years ended December 31, 2008, 2007 and 2006, our research and development costs totaled approximately $4.1 million, $7.7 million, and $25.4 million, respectively. During the years ended December 31, 2008, 2007 and 2006, we expended approximately $0.4 million, $1.7 million and $21.5 million, respectively, for the construction of the building and for the purchase and installation of equipment at the test facility in Fujairah, UAE.  Major capital expenditures related to the test facility in Fujairah, UAE are not anticipated to take place in the future until the process is commercialized, in which event such expenditures will be capitalized rather than expensed as research and development.

During the year ended December 31, 2007, we entered into a license agreement with Industrial Sonomechanics, LLC (“ISM”) granting us worldwide rights with respect to its proprietary patented ultrasonic probe and reactor technology. We expect to continue working with ISM to develop and test our technologies and prototypes and to explore the expansion of the range of petroleum products that can be upgraded with our technologies.

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

For example, refinery operations in the U.S. and many of the petroleum products they manufacture are subject to certain specific requirements of the federal Clean Air Act (“CAA”) and related state and local regulations and with the Environmental Protection Agency (“EPA”).  The CAA may direct the EPA to require modifications in the formulation of the refined transportation fuel products in order to limit the emissions associated with their final use. In December 1999, the EPA promulgated national regulations limiting the amount of sulfur that is to be allowed in gasoline.  The EPA has stated that such limits are necessary to protect new automobile emission control systems that may be inhibited by sulfur in the fuel.  The regulations required the phase-in of gasoline sulfur standards beginning in 2004, with special extended phase-in provisions over the next few years for refineries meeting specified requirements.  In addition, the EPA recently promulgated regulations that limit the sulfur content of highway diesel fuel beginning in 2006 to 15 parts per million.  The former standard was 500 parts-per-million.  The EPA has also proposed regulations intended to limit the sulfur content of diesel fuel used in non-road activities such as in the mining, construction, agriculture, railroad and marine industries.

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

Employees

 As of February 28, 2009, we had 22 full-time employees.

Executive Officers

The following table lists our executive officers, their ages, and positions:

Name	Age (1)	Present Position
Dr. Larry D. Ryan	37	Chief Executive Officer and Director
M. Clay Chambers	62	Chief Operating Officer
Stanley W. Farmer	41	Vice President and Chief Financial Officer
Dr. Florian J. Schattenmann	43	Vice President and Chief Technology Officer
(1) Age is as of February 28, 2009

Business Experience of Executive Officers

Dr. Larry D. Ryan has served as our Chief Executive Officer since January 2007 and a Director since February 2007.  Previously, he was a senior executive leader at General Electric Company, GE Advanced Materials Division from 1998 to January 2007.  His last role within GE was in the capacity of Business Manager, Elastomers, and RTV AMR. Dr. Ryan has a Ph.D. in Chemical Engineering from the University of Delaware, a Six-Sigma Blackbelt certification, and a long history of working with chemical process-dependent technologies.  He is a graduate of the esteemed General Electric Edison Engineering Development Program, a technical leadership program focused on process engineering projects and product quality improvements.  Dr. Ryan has a proven track record of delivering results in the area of new process-technology development and business leadership.

M. Clay Chambers has served as our Chief Operating Officer since February 2008.  Mr. Chambers has over 35 years experience in the refining and petrochemical industry, having begun his career with UOP, Inc. and held senior management positions with Coastal Corporation, El Paso Corporation and Texas City Refining. At Coastal (NYSE, Fortune 40 Company, now El Paso Corporation) he served as Vice President of Refining, Senior Vice President of International Project Development and Senior Vice President of Petroleum Coordination. Mr. Chambers had overall management responsibility for refineries located in Corpus Christi, Texas; Eagle Point, New Jersey; Mobile, Alabama; Wichita, Kansas and Aruba, with a total crude capacity of 538,000 barrels/day. He has extensive expertise regarding the full range of refinery and petrochemical processing units and has also held senior management positions in the product, crude supply and petroleum marketing areas.  Mr. Chambers holds a professional degree in Chemical & Petroleum Refining Engineering from Colorado School of Mines and an MBA from the University of Houston.

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

Dr. Florian J. Schattenmann currently serves as our Vice President and Chief Technology Officer and has been with the Company since August of 2008. Previously he was the Global Technology Manager for Elastomers division at Momentive Performance Materials (formerly General Electric Advanced Materials). Prior to that, Dr. Schattenmann was Technology Director for GE-Bayer Silicones based in Leverkusen, Germany. Dr. Schattenmann joined the GE Advanced Materials business from the GE Global Research Center, where he successively led several laboratories focused on the development of advanced technologies ranging from electronic materials to selective catalysis to nano-structured materials. Dr. Schattenmann is a certified Master Black Belt from GE in Six Sigma process methodology, holds seven patents and is the (co-)author of numerous peer-reviewed publications. He has a Ph.D. in Inorganic Chemistry from M.I.T.

Other

The Company's internet address is www.sulphco.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, as soon as reasonably practicable after they are filed with the U.S. Securities and Exchange Commission (SEC).  Copies are also available without charge, from SulphCo, Inc., 4333 W. Sam Houston Pkwy N., Suite 190, Houston, TX 77043.  Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C.  Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  References to our website addressed in this report are provided as a convenience and do not constitute, or should be viewed as, an incorporation by reference of the information contained on, or available through, the website.  Therefore, such information should not be considered part of this report.

Item 1A.  Risk Factors.

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

We have not generated any material revenues, and we have experienced significant operating losses in each period since we commenced our current line of business in January 1999.  As of December 31, 2008, we had an accumulated deficit of approximately $145.2 million.  These losses are principally associated with the research and development of our Sonocracking™ units for desulfurization and upgrading of crude oil and other petroleum products, research and development of ultrasound technologies, development of pre-production prototypes and related marketing activity, and we expect to continue to incur expenses in the future for development, commercialization and sales and marketing activities related to the commercialization of our technology.  We cannot predict when or to what extent our technology or resulting products will begin to produce revenues on a sustained basis, or whether we will ever reach profitability. If we are unable to achieve significant levels of revenue on a sustained basis, our losses will continue.  If this occurs, we may be compelled to significantly curtail our business activities or suspend or cease our operations.

We may not have sufficient working capital in the future, and we may be unable to obtain additional capital, which could result in the curtailment, suspension or cessation of our business activity.  If we obtain additional financing, you may suffer significant dilution.

In the past we have financed our research and development activities primarily through debt and equity financings from our principal shareholder, Rudolf W. Gunnerman, and equity financings from third parties.  We expect our existing capital resources will be sufficient to fund our cash requirements for the next 12 months based upon current levels of expenditures and anticipated needs.  However, we expect that additional working capital will be required in the future.

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

Sources of additional capital, other than from future revenues (for which we presently have no commitments) include proceeds from the exercise of warrants issued to the investors in the March 2007, November 2007, and May 2008 placements, sales of the Company’s common stock under the equity line of credit with Azimuth Opportunity Ltd. (“Azimuth”), funding through collaborative arrangements, licensing arrangements and debt and equity financings.  We do not know whether additional financing will be available on commercially acceptable terms when needed.   If we cannot raise funds on acceptable terms, we may not be able to successfully commercialize our technology, or respond to unanticipated requirements. If we are unable to secure such additional financing, we may have to curtail, suspend or cease all or a portion of our business activities.  Further, if we issue equity securities, our shareholders may experience severe dilution of their ownership percentages, and the new equity securities may have rights, preferences or privileges senior to those of our common stock.

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

•	collaborators could independently develop, or develop with third parties, products that could compete with our future products;
•	the terms of our agreements with collaborators may not be favorable to us;
•	a collaborator may not commit enough resources, thereby delaying commercialization or limiting potential revenues from the commercialization of a product; and
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

We have very limited manufacturing, marketing and product sales experience.  We cannot ensure that contract manufacturing services will be available in sufficient capacity to supply our product needs on a timely basis.  If we decide to build or acquire commercial scale manufacturing capabilities, we will require additional management and technical personnel and additional capital.

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

Our business is subject to the risk of supplier concentration.

We depend on a limited number of third party suppliers and vendors for the manufacturing and development of our Sonocracker™ units.  As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products.  The partial or complete loss of one of these suppliers, or a significant adverse change in our relationship with any of these suppliers, could have a material adverse effect on our business, results of operations and financial condition.

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

Our commercial success will depend to a large degree on our ability to protect and maintain our proprietary technology and know-how and to obtain and enforce patents on our technology.  We rely primarily on a combination of patent, copyright, trademark and trade secrets laws to protect our intellectual property.  Although we have filed multiple patent applications for our technology, and we have eight issued patents in the U.S., our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent.  Accordingly, we cannot assure you that any patents will be issued pursuant to our current or future patent applications or that patents issued pursuant to such applications will not be invalidated, circumvented or challenged.  Also, we cannot ensure you that the rights granted under any such patents will provide the competitive advantages we anticipate or be adequate to safeguard and maintain our proprietary rights.  In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.  Moreover, we cannot ensure you that third parties will not infringe, design around, or improve upon our proprietary technology.

We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by utilizing confidentiality agreements and, if applicable, inventor's rights agreements with our employees and third parties.  We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons will not assert rights to intellectual property arising out of these relationships.

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

To date, environmental regulation has not had a material adverse effect on our business, which is presently in the development stage.  However, future activities may subject us to increased risk as we seek to commercialize our units by reason of the installation and operation of these units at customer sites.  We intend to address these risks by imposing contractual responsibility, whenever practicable, on third party users for maintaining necessary permits and complying with applicable environmental laws governing or related to the operation of our units.  However, these measures may not fully protect us against environmental risks.  Furthermore, although we may be entitled to contractual indemnification from third parties for environmental compliance liabilities, this would not preclude direct liability by us to governmental agencies or third parties under applicable federal and state environmental laws.  We are presently unable to predict the nature or amount of additional costs or liabilities which may arise in the future related to environmental regulation.  However, such future liabilities and costs could be material.

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

We expect to experience significant growth if we are successful in our efforts to rollout our Sonocracking™ technology.  This growth exposes us to increased competition, greater operating, marketing and support costs and other risks associated with entry into new markets and the development of new products, and could place a strain on our operational, human and financial resources. To manage growth effectively, we must:

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Since July 2007, our executive offices and primary facilities have been located at 4333 W. Sam Houston Pkwy N., Suite 190, Houston, Texas 77043 in a leased facility consisting of approximately 12,000 square feet.  The lease for this space will expire mid-year 2012. We also have a leased facility in Sparks, Nevada consisting of approximately 5,000 square feet.  The lease for this space will expire in the spring of 2010. We currently have no investment policies in place regarding real estate interests.

Item 3.     Legal Proceedings.

There are various claims and lawsuits pending against the Company arising in the normal course of the Company’s business.  The following paragraphs set forth the current status of the various actions pending against the Company.

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

Talisman Litigation

In Talisman Capital Talon Fund, Ltd. v. Rudolf W.Gunnerman and SulphCo, Inc., Case No. 05-CV-N-0354-BES-RAM, the Company and Rudolf W. Gunnerman were named as defendants in a legal action commenced in federal court in Reno, Nevada. The plaintiff’s claims relate to the Company's ownership and rights to develop its "sulfur removal technology." The Company regards these claims as without merit. Discovery in this case formally concluded on May 24, 2006. On September 28, 2007, the court granted, in part, the defendants' motion for summary judgment and dismissed the plaintiff's claims for bad faith breach of contract and unjust enrichment that had been asserted against Rudolf Gunnerman. The court denied the plaintiff's motion for partial summary judgment. The trial for this matter commenced on December 1, 2008 and continued through December 12, 2008.  The court recessed the trial on December 12, 2008 prior to hearing closing arguments.  Post trial briefs were filed with the court on February 20, 2009, closing arguments were heard on March 3, 2009 and the matter has been submitted for decision. No liability has been accrued relative to this action.

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

Hendrickson Derivative Litigation

On January 26, 2007, Thomas Hendrickson filed a shareholder derivative claim against certain current and former officers and directors of the Company in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe. The case is known as Thomas Hendrickson, Derivatively on Behalf of SulphCo, Inc. v. Rudolf W. Gunnerman, Peter W. Gunnerman, Loren J. Kalmen, Richard L. Masica, Robert Henri Charles Van Maasdijk, Hannes Farnleitner, Michael T. Heffner, Edward E. Urquhart, Lawrence G. Schafran, Alan L. Austin, Jr., Raad Alkadiri and Christoph Henkel, Case No. CV07-00137, Dept. No. B6.  The complaint alleges, among other things, that the defendants breached their fiduciary duty to the Company by failing to act in good faith and diligence in the administration of the affairs of the Company and in the use and preservation of its property and assets, including the Company’s credibility and reputation.  The Company and the Board had intended to file a motion for dismissal with the court, based upon the plaintiff’s failure to make a demand upon the Board.  On July 10, 2007, the Company received notice that a stipulation (the “Stipulation”) of voluntary dismissal without prejudice had been entered, with an effective date of July 3, 2007, regarding this action.  The Stipulation provides that in connection with the dismissal of this action each of the parties will bear their own costs and attorney fees and thereby waive their rights, if any, to seek costs and attorney fees from the opposing party.  Further, neither the plaintiff nor his counsel has received any consideration for the dismissal of this action, and no future consideration had been promised.

In September of 2007, the Company’s Board of Directors received a demand letter (the “Hendrickson Demand Letter”) from Mr. Hendrickson’s attorney reasserting the allegations contained in the original derivative claim and requesting that the Board of Directors conduct an investigation of these matters in response thereto.  In response to the Hendrickson Demand Letter, the Company’s Board of Directors formed a committee comprised of three independent directors (the “Committee”) to evaluate the Hendrickson Demand Letter and to determine what action, if any, should be taken. The Committee retained independent counsel to advise it.

On September 2, 2008, the Company’s Board of Directors held a special meeting for the purpose of hearing and considering the Committee’s report and recommendation.  At that meeting, the Committee reported on its investigation and presented the Committee’s unanimous recommendation that no actions be brought by the Company based upon the matters identified in the Hendrickson Demand Letter.  The Board of Directors unanimously adopted the Committee’s recommendation.  SulphCo communicated this conclusion to Mr. Hendrickson’s counsel in mid-September 2008.

On November 6, 2008, Mr. Hendrickson re-filed the shareholder derivative claim in the 127th Judicial District Court of Harris County, Texas. The case is known as Thomas Hendrickson, Derivatively on Behalf of SulphCo, Inc. v. Rudolf W. Gunnerman, Peter W. Gunnerman, Loren J. Kalmen, Richard L. Masica, Robert Henri Charles Van Maasdijk, Hannes Farnleitner, Michael T. Heffner, Edward E. Urquhart, Lawrence G. Schafran, Alan L. Austin, Jr., Raad Alkadiri and Christoph Henkel, (No. 200866743).  The Company is currently in the process of responding to this litigation.  No liability has been accrued relative to this action.

Nevada Heat Treating Litigation

On November 29, 2007, Nevada Heat Treating, Inc. (“NHT”) filed a lawsuit against the Company, Nevada Heat Treating, Inc., d/b/a California Brazing, in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No. CV07-02729.  In its complaint, NHT alleges trade secret misappropriation and breach of contract relative to certain information alleged to have been disclosed to the Company beginning in late 2006 and continuing through early 2007 pursuant to a consulting engagement with NHT.  Among other things, NHT is asserting that certain information, alleged to have been disclosed to the Company during the term of the consulting engagement, is the subject of a non-disclosure/confidentiality agreement executed at the inception of the consulting engagement.  NHT is contending that this certain information represents a trade secret that should no longer be available for use by the Company following the termination of the consulting engagement with NHT in the spring of 2007.  In connection with filing this action, NHT also filed a motion for preliminary injunction against the Company seeking to enjoin it from using certain information until the matter can be resolved through the courts. Hearings on the preliminary injunction motion took place on March 24 and 25, 2008, and May 8, 2008.  On May 8, 2008, the court ruled from the bench, at the conclusion of the hearing on the motion for preliminary injunction.  The court denied the plaintiff’s motion on grounds that the plaintiff had failed to demonstrate a probability of success on the merits of its claims.  On November 18, 2008, the Company and NHT reached a settlement wherein it was agreed that NHT would dismiss its claims and each party would bear its own costs and fees, but that NHT would preserve any claims that it might have in the future relating to its patent application.  The Company and NHT are currently memorializing the settlement agreement.  Once the settlement agreement is memorialized, the case will be dismissed.  No liability has been accrued relative to this action.

Securities and Exchange Commission Subpoena

On February 25, 2008, the Company received a subpoena from the Denver office of the Securities and Exchange Commission (the “SEC”).  The subpoena formalizes virtually identical requests the Company received in May, June and August 2007 to which the Company responded to the request for voluntary production of documents and information, including financial, corporate, and accounting information related to the following subject matters:  Fujairah Oil Technology LLC, the Company’s restatements for the first three quarterly periods of 2006 and the non-cash deemed dividend for the quarter ended March 31, 2007, and information and documents related to certain members of former management, none of whom have been employed by the Company since March 2007.  We have been advised by the SEC that, despite the subpoena and formal order of investigation authorizing its issuance, neither the SEC nor its staff has determined whether the Company or any person has committed any violation of law.  The Company intends to continue to fully cooperate with the SEC in connection with its requests for documents and information.

Item 4.  Submission of Matter to a Vote of Security Holders.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the NYSE Alternext US LLC under the symbol “SUF.”

The following table sets forth the high and low sale prices for our common stock for each of the quarterly periods indicated.

	High	Low
Fiscal 2008
First Quarter	$5.80	$2.35
Second Quarter	$4.55	$2.15
Third Quarter	$3.97	$1.48
Fourth Quarter	$2.50	$0.74

Fiscal 2007
First Quarter	$4.76	$2.25
Second Quarter	$5.95	$3.35
Third Quarter	$8.92	$3.25
Fourth Quarter	$9.39	$3.80

There were 271 holders of record of our common stock on February 28, 2009.  This number does not include stockholders whose shares were held in a "nominee" or "street" name.

Dividends

We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Table of Securities Authorized for Issuance under Equity Compensation Plans at the End of 2008

The following table presents information regarding our securities which are authorized for issuance under all of our compensation plans as of December 31, 2008.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected at Left)

Equity Compensation Plans Approved by Security Holders	3,694,844	$3.80	555,156

Equity Compensation Plans Not Approved by Security Holders	100,000	$4.25	(1)

(1)  Future grants are within the discretion of our board of directors and, therefore, cannot be determined at this time.

Under compensation plans approved by our security holders, 1,852,190 securities are outstanding options granted pursuant to the SulphCo, Inc. 2006 Stock Option Plan approved by the Company’s stockholders in 2006 and 1,842,654 securities are outstanding options granted pursuant to the SulphCo, Inc. 2008 Omnibus Long-Term Incentive Plan approved by the Company’s stockholders in 2008.

Under compensation plans not approved by our security holders, 50,000 securities relate to warrants granted in connection with the License Agreement between the Company and ISM dated as of November 9, 2007, wherein the Company agreed to issue warrants to purchase 45,000 shares of common stock to ISM and warrants to purchase 5,000 shares of common stock to JM Resources LLC, at an exercise price of $6.025 per share.  The warrants vest immediately and have a three-year term.

Under compensation plans not approved by our security holders, 50,000 securities relate to warrants granted in connection with the Development and Manufacturing Agreement between the Company and MWH dated as of June 28, 2008, wherein the Company agreed to issue warrants to purchase 50,000 shares of common stock share to MWH, at an exercise price of $2.49 per share.  One half of these warrants vest six-months from the grant date and the remaining half of the warrants vest one-year from the grant date.

Item 6.  Selected Financial Data.

Comparative Financial Data

The table below sets forth a comparison of the financial data specified for the latest five years.  The loss from operations for the years ended December 31, 2008, 2007 and 2006 includes research and development expenses totaling approximately $4.1 million, $7.7 million and $25.4 million, respectively, including approximately $0.4 million, $1.7 million and $21.5 million for the Fujairah Facility in 2008, 2007 and 2006, respectively.

	2008	2007	2006	2005	2004

Operating revenue	-	-	-	-	-

Loss from operations	$(20,087,757)	$(19,156,217)	$(39,131,016)	$(8,466,994)	$(3,860,970)

Loss per share: basic and diluted	$(0.29)	$(0.64)	$(0.55)	$(0.17)	$(0.08)

Total assets at year end	$19,656,883	$9,102,041	$7,294,459	$8,045,236	$11,053,360

Long-term obligations at year end	-	$3,147,860	-	$7,000,000	$7,000,000

Cash dividends declared per share	-	-	-	-	-

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and Capital Resources

As of February 28, 2009, we had approximately $15.0 million in available cash reserves, approximately $4.7 million of convertible notes payable, and an average monthly cash burn rate during 2008 of approximately $1.3 million a month.  The convertible notes payable have a stated maturity date of December 31, 2011, unless the maturity date is accelerated to any date after July 31, 2009.  In response to the deteriorating credit markets and in an effort to extend the Company’s cash reserves as far into the future as possible, the Company has enacted strict cost control measures in an effort to reduce monthly cash expenditures.  Based on these recently enacted cost control measures, we anticipate that our cash reserves will be sufficient to fund our cash requirements through the middle part of 2010.  If the maturity of the convertible notes payable is not accelerated by the investors, we anticipate our cash reserves will be sufficient to fund our cash requirements through late 2010 and perhaps into early 2011. We have historically been able to raise capital to continue with our research and development and it is likely that we will need to raise additional funds before we can generate enough revenue to become profitable. There can be no assurance that the Company will be able to raise additional funds.

2008 Capital Activities

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

2007 Capital Activities

March 2007 Financing

On March 12, 2007, the Company executed Amendment No. 1 to Securities Purchase Agreements and Warrants (“Amendment No. 1”) with certain warrant holders (the “Warrant Holders”) that provided inducements to encourage the Warrant Holders to exercise their respective warrants.  As consideration for Warrant Holders exercising their warrants, the Company agreed that it would:

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

Convertible Notes Payable

In December 2004, Dr. Gunnerman, the Company’s former Chairman and CEO, advanced $7 million to us as a loan (the “Note Payable”).  The loan is evidenced by a promissory note which bears interest at the rate of 0.5% above the 30 day “LIBOR” rate, adjusted quarterly and payable annually.  In 2006, $2 million of principal was repaid on this loan and the maturity was set to December 31, 2007.

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

Late Registration Statement Penalty

As of December 31, 2008 and 2007, we were obligated to pay approximately $0.6 million and $1.1 million, respectively, in the aggregate for the penalty and accrued interest, to investors in the 2004 private placements for late registration fees and interest due to the fact that the registration statement covering the private placement shares was not declared effective by the SEC by the time required by the investor agreements.  During the fourth quarter of 2008, approximately 40% of the investors in the 2004 private placements tendered payment demands to the Company.

Future Capital Requirements

The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the development and commercialization of our technologies, including the successful implementation of our venture with Fujairah Oil Technology and other third parties, and the timing of future customer orders.

As of December 31, 2008, we had an accumulated deficit of approximately $145.2 million and we incurred net losses of approximately $21.1 million and $24.4 million for the years ended December 31, 2008 and 2007, respectively.  These losses are principally associated with non-cash stock compensation expense, legal defense costs and ongoing research and development of our Sonocracking™ technology, including the development of prototypes, and related marketing activity.  Although we expect to continue to incur similar expenses in the future, such expenditures will not include major construction projects until commercialization of our Sonocracking™ technology.

Operation and maintenance of the Fujairah Facility is the responsibility of Fujairah Oil Technology LLC (“FOT”) and SulphCo is responsible for contributing its Sonocracking™ units.  The Memorandum of Association of Fujairah Oil Technology, which defines certain rights of the joint venture partners, calls for profits and losses to be shared 50/50, with profits being distributed to the partners, subject to a 10% reserve for legal expenses which may be waived by the partners. SulphCo’s 50% share of distributions made by the joint venture to SulphCo will also be subject to other costs and expenses incurred directly by SulphCo from time to time.  We expect that once the startup and operating plan for the Fujairah Facility is agreed, funding of direct expenditures, such as tank storage and pipelines, will be available from financing through FOT.  For additional discussion regarding the Fujairah Facility see “Item 1. Business – Business Development Activities Update” above.

In addition to activities related to the Fujairah Facility, we intend to continue to incur additional expenditures during the next 12 months for the continuous development and testing of Sonocracker™ units.

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

Other possible sources of additional capital include the exercise of the remaining warrants issued to investors in conjunction with financing transactions in March 2007, November 2007 and May 2008, and funding through sales of the Company’s common stock under the equity line of credit with Azimuth, future collaborative arrangements, licensing arrangements and debt and equity financings. We do not know whether additional financing will be available on commercially acceptable terms when needed.  If we cannot raise funds on acceptable terms when needed, we may not be able to successfully commercialize our technologies, take advantage of future opportunities or respond to unanticipated requirements.  If we are unable to secure such additional financing when needed, we may have to curtail or suspend all or a portion of our business activities.  Further, if we issue additional equity securities, our shareholders may experience severe dilution of their ownership percentage.

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

Research and Development Expenses

During 2008, we incurred approximately $3.7 million in expenses related to research and development of our Sonocracking™ technology.  This compares to approximately $6.0 million and $4.0 million incurred in 2007 and 2006, respectively. In 2008, 2007 and 2006, approximately $0.4 million and $1.7 million and $21.5 million, respectively, were spent on the test facility in Fujairah, UAE.

During 2008, 2007 and 2006, we paid approximately $0.7 million, $0.2 million and 0.3 million, respectively, to our engineers and other research and development employees as wages and related benefits and for design and testing of our Sonocracker™ units, while approximately $2.0 million, $1.2 million and $2.1 million respectively, was incurred for the procurement of control panels, probes, centrifuges, and generators related to the ongoing research and development of our units.  The remainder of our research and development costs are recurring monthly expenses related to the maintenance of our facilities.

We expect that our research and development expenses will moderate upon successful transition into generation of sustained revenue.  Thereafter, research and development will continue as needed to enhance our technology.

Selling, General and Administrative Expenses

During 2008, we incurred approximately $16.0 million in selling, general and administrative expenses.  This compares to approximately $11.4 million and $13.6 million during 2007 and 2006, respectively.  Non-cash stock-based compensation included in selling, general and administrative expenses in 2008 was approximately $5.2 million. This compares to $4.3 million and $2.8 million in 2007 and 2006, respectively.

During 2008, we incurred approximately $3.9 million in legal fees. This compares to approximately $3.0 million and $6.1 million during 2007 and 2006, respectively.  The increase in legal fees in 2008 relative to 2007 is primarily due to increased activity associated with the on-going litigation described above in “Item 3. Legal Proceedings.” The decrease in 2007 relative to 2006 is primarily attributable to the resolution of certain significant legal matters in 2006.

Consulting fees, payroll and related expenses were approximately $3.9 million in 2008 which compares to approximately $3.2 million and $3.7 million during 2007 and 2006, respectively.  Consulting fees in 2008 increased by 21.8% compared to the same period in 2007 due to additional expenses recognized in 2008 related to a settlement agreement with a former consultant.  The decrease in 2007 relative to 2006 was due to the dismissal of Dr. Gunnerman, the Company’s former Chairman and CEO, in January of 2007 as well as an overall reduction in the number of employees in 2007.

The remainder of the amounts incurred relate to normal recurring operating expenses such as depreciation, insurance, travel, lease expense, utilities, marketing, and investor relations.

Interest Expense

Interest expense was approximately $1.2 million in 2008, of which approximately $0.9 million relates to non-cash discount accretion.  This compares to approximately $5.5 million and $0.5 million during 2007 and 2006, respectively. The decrease in 2008 relative to 2007 and the increase in 2007 relative to 2006 is primarily due to approximately $5.0 million of non-cash discount accretion expense relating to the April 2007 and November 2007 Convertible Notes Payable refinancing transactions.

 Deemed Dividend

During the years ended December 31, 2008 and 2007, the Company recognized total non-cash deemed dividends of approximately $4.1 million and $24.8 million, respectively.

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

During the quarter ended September 30, 2007, the remaining 1,400,000 warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 1,400,000 additional warrants.  As a result, the Company recorded additional non-cash deemed dividend of approximately $3.9 million that was estimated using the Black-Scholes Valuation Model

On November 28, 2007, the Company executed Amendment No. 2 to Securities Purchase Agreements and Warrants (“Amendment No. 2”) with certain of the Warrant Holders holding approximately 3.95 million of the then outstanding March 2007 Warrants wherein the Warrant Holders agreed to exercise up to 50% of their March 2007 Warrants.  In exchange, SulphCo agreed to issue the Warrant Holders additional warrants (the “November 2007 Warrants”) on a one-to-one basis with an exercise price of $7.00 per share and a term of three years.  In addition, the Warrant Holders were granted an option to exercise the remaining 50% of their March 2007 Warrants on the later of April 15, 2008, or 30 days following the 2008 Annual Meeting of Stockholders in which SulphCo’s stockholders approve an increase of 10 million authorized common shares.  If this option were exercised, then SulphCo would issue the Warrant Holders additional warrants on a one-to-one basis with an exercise price of $7.00 per share and a term of three years.  As a result of the inducement described above 1,976,570 of the March 2007 Warrants held by the Warrant Holders were exercised in November 2007 resulting in a grant of 1,976,750 additional warrants (the “November 2007 Warrants”). Based on its analysis, the Company concluded that a deemed dividend should be recorded to account for the fair value of the inducement that was transferred to the Warrant Holders computed as the fair value of the 1,976,750 November 2007 Warrants issued to the Warrant Holders.  Based on the Black-Scholes valuation prepared for this transaction, the Company recognized a non-cash deemed dividend of approximately $7.3 million.

In May 2008, 1,953,088 of the March 2007 Warrants held by the Warrant Holders were exercised during the quarter ended June 30, 2008, resulting in the grant of 1,953,088 additional warrants (the “May 2008 Warrants”).  Based on its analysis, the Company concluded that a deemed dividend should be recorded to account for the fair value of the inducement that was transferred to the Warrant Holders computed as the fair value of the 1,953,088 May 2008 Warrants issued to the Warrant Holders.  Based on the Black-Scholes valuation prepared for this transaction, the Company recognized a non-cash deemed dividend was approximately $4.1 million.

For the years ended December 31, 2008, 2007 and 2006, the Company recognized non-cash deemed dividends of approximately $4.1 million, $24.4 million, and zero, respectively.

Net Loss and Net Loss Attributable to Common Stockholders

The difference between net losses and net losses attributable to common shareholders for the years ended December 31, 2008 and 2007, is solely attributable to the deemed dividends recorded in that period.

Off-Balance Sheet Arrangements

The Company has not entered into any transactions with unconsolidated entities whereby the Company has financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the Company.

Contractual Obligations

		Payments due by period

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Convertible notes payable	$4,680,044	$4,680,044	$-	$-	-
Operating lease obligations	571,862	178,819	317,443	75,600	-

Total	$5,251,906	$4,858,863	$317,443	$75,600	-

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

Loss Contingencies

We record loss contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. We consider loss contingency estimates to be critical accounting estimates because they entail significant judgment regarding probabilities and ranges of exposure, and the ultimate outcome of the proceedings is unknown and could have a material adverse effect on our results of operations, financial condition and cash flows. See Note 11 to our financial statements for additional information.

Stock-Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”).  Under SFAS 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees.  The fair value of each option award granted under the Company’s stock plans is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term of options granted to employees is derived utilizing the simplified method referred to in SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”) which represents the period of time that options granted are expected to be outstanding. The Company utilizes the simplified method because it does not have historical exercise data which is sufficient to provide a reasonable basis to estimate the expected term.  The Company expects to continue utilizing the simplified method to determine the expected term until such time as it accumulates historical exercise data that will provide a sufficient basis for the Company to begin estimating the expected term for option exercises.  The expected term of options granted to non-employees is equal to the contractual term of the option as required by other accounting literature.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. See Note 13 to our financial statements for additional information.

Deferred Tax Assets, Valuation Allowances and Tax Liabilities

We estimate (a) income taxes in the jurisdictions in which we operate, (b) net deferred tax assets and liabilities based on expected future taxes in the jurisdictions in which we operate, (c) valuation allowances for deferred tax assets and (d) uncertain income tax positions. These estimates are considered critical accounting estimates because they require projecting future operating results (which is inherently imprecise) and judgments related to the ultimate determination of tax positions by taxing authorities. Also, these estimates depend on assumptions regarding our ability to generate future taxable income during the periods in which temporary differences are deductible. See Note 6 to our financial statements for additional information.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We consider our exposure to market risks to be immaterial.  Although there is market risk involving changes in the interest rates which apply to our convertible notes payable and our cash investments, such risk is minor.  Our risk related to foreign currency fluctuations is not material at this time, as any accounts payable we may have in foreign denominations are not in themselves material.

As of December 31, 2008, the Company had variable rate convertible notes payable totaling $4,680,044.  This variable rate debt exposes the Company to the risk of increased interest expense in the event of increases in near term interest rates.  If the variable interest rate were to increase by 1% from December 2008 levels, interest expense would increase by approximately $47,000 annually.  The carrying value of the variable rate convertible notes payable, excluding the discount relating to the beneficial conversion feature, approximates fair value as it bears interest at current market rates that reset on a quarterly basis.

As we anticipate needing to use the cash we held at year end within a short period, we have it invested primarily in money market accounts.  The amount of fluctuation in interest rates will not expose us to any significant risk due to market fluctuation as the interest on our note payable would likely decrease by a greater amount.

Item 8.  Financial Statements and Supplementary Data.

Our audited financial statements as of December 31, 2008, 2007 and 2006 and for the years then ended are included at the end of this report following the signature page.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

On July 9, 2007, the Company dismissed Marc Lumer & Company (“Lumer”) as its independent auditors, effective immediately. On July 9, 2007, the Company engaged Hein & Associates LLP (“Hein”) as its successor independent audit firm. The Company’s dismissal of Lumer and engagement of Hein was approved by its Audit Committee on July 9, 2007.

Lumer’s reports on the Company’s financial statements as of December 31, 2006 and 2005 and for the years then ended did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that Lumer’s audit report dated April 2, 2007, included an explanatory paragraph indicating that there was substantial doubt regarding the Company’s ability to continue as a going concern. Lumer’s audit report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. However, Lumer’s audit report dated April 2, 2007, did include an explanatory paragraph indicating the following material weaknesses resulting from deficiencies in the design or operation of the respective controls:

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

In connection with the audit of the Company’s financial statements for each of the years ended December 31, 2006 and 2005 and through July 9, 2007, there were no disagreements between the Company and Lumer on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Lumer’s satisfaction, would have caused Lumer to make reference to the matter in its reports on the financial statements for such years.

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

Item 9A.   Controls and Procedures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The information required by this Item is incorporated by reference from “Management’s Report on Internal Control Over Financial Reporting” on page F-1.

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

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

See “Business—Executive Officers” in Item 1 of this Form 10-K. The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Corporate Governance,” “Board of Directors and Committees” and “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders, which will be filed within 120 days of the end of our fiscal year ended December 31, 2008 (the “2009 Proxy Statement”).

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

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that is applicable to all Board members and all of the Company’s senior officers including its principal executive officer and its principal financial and accounting officer.  A copy of the Code of Ethics is included as an exhibit to this report. In the event the Company amends a provision of its Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions or elects to grant a waiver, including an implicit waiver, from a provision of the Company's Code of Ethics to such individuals, the Company will provide disclosures of such event on its website at www.sulphco.com within four business days following the date of the amendment or waiver.

Item 11.   Executive Compensation.

Incorporated by reference to “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination” and “Non-management Directors’ Compensation” in the 2009 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to “Information on Stock Ownership” in the 2009 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

           Incorporated by reference to “Related Person Transactions” and “Corporate Governance” in the 2009 Proxy Statement.

Item 14.   Principal Accounting Fees and Services.

Incorporated by reference to “Independent Auditor” in the 2009 Proxy Statement.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

3.1	Restated Articles of Incorporation, as amended and filed with the Nevada Secretary of State.

3.2 **	Amended and Restated Bylaws.

3.3***	Amendment to Bylaws.

4.1+	Form of Additional Investment Rights initially issued on June 3, 2004.

4.2++	Form of Additional Investment Rights initially issued on June 15, 2004.

4.3+	Form of Warrant initially issued on June 3, 2004.

4.4++	Form of Warrant initially issued on June 15, 2004.

4.5#	Form of Warrant dated November 11, 2004, issued to Rubenstein Public Relations, Inc.

4.6(13)	Form of Warrant dated March 29, 2006.

4.7(14)	Stock Option Agreement with Rudolf W. Gunnerman dated May 23, 2006.

4.8(14)	Director Stock Option Agreement with Robert van Maasdijk dated May 23, 2006.

4.9	Form of Warrant dated March 12, 2007.

10.1*	2003 Non-Officer Limited Stock Appreciation Rights Plan.

10.2+	Securities Purchase Agreement dated as of June 1, 2004, by and between SulphCo, Inc. and the Purchasers parties thereto.

10.3++	Securities Purchase Agreement dated as of June 14, 2004, by and between SulphCo, Inc. and the Purchasers parties thereto.

10.4#	Engagement Agreement dated July 1, 2004, by and between SulphCo, Inc. and RWG, Inc.

10.5#	Promissory Note dated December 30, 2003, from SulphCo, Inc. to Rudolf W. Gunnerman and Doris Gunnerman.

10.6#	Promissory Note dated December 30, 2003, from SulphCo, Inc. to Erika Herrmann.

10.7#	Letter dated April 28, 2004, from Rudolf W. Gunnerman to SulphCo, Inc.

10.8#	Promissory Note dated April 28, 2004, from SulphCo, Inc. to Rudolf W. Gunnerman.

10.9#	Finder’s Fee Agreement made as of May 11, 2004 between SulphCo, Inc. and Vantage Investments Group, Inc.

10.10#	Letter Agreement dated May 28, 2004 between SulphCo, Inc. and Olympus Securities, LLC.

10.11#	Engagement Agreement dated July 1, 2004, by and between SulphCo, Inc. and RWG, Inc.

10.12#	Consulting Agreement dated July 15, 2004, by and between SulphCo, Inc. and InteSec Group LLC.

10.13#	Collaboration Agreement dated August 6, 2004, by and between SulphCo, Inc. and ChevronTexaco Energy Technology Company.

10.14#	Contract for Establishment of a Limited Liability Company (SulphCo Oil Technologies Kuwait).

10.15#	Loan Extension Agreement, dated for reference the 12th day of December, 2004, between Rudolf W. Gunnerman and SulphCo, Inc.

10.16#	Loan Extension Agreement, dated for reference the 12th day of December, 2004, between Erika Herrmann and SulphCo, Inc.

10.17(1)	Separation Agreement and General Release dated as of December 28, 2004, by and between SulphCo, Inc. and Kirk S. Schumacher.

10.18(2)	Letter Agreement dated as of January 6, 2005, by and between SulphCo, Inc. and Alan L. Austin, Jr.

10.19(3)	Promissory Note from SulphCo, Inc. to Rudolf W. Gunnerman dated December 31, 2004.

10.20#	Letter Agreement dated February 4, 2005, by and between SulphCo, Inc. and ChevronTexaco Energy Technology Company.

10.21(4)	Agreement dated February 22, 2005, by and between SulphCo, Inc. and OIL-SC, Ltd.

10.22(5)	Letter Agreement dated April 27, 2005, by and between SulphCo, Inc. and ChevronTexaco Energy Technology Company.

10.23(6)	Employment Agreement dated as of June 1, 2005, by and between SulphCo, Inc. and Peter Gunnerman.

10.24(7)	Test Agreement by and between SulphCo, Inc. and Total France entered into on October 10, 2005.

10.25(8)	Employment agreement with Loren J. Kalmen dated November 10, 2005.

10.26(9)	Letter Agreement by and between SulphCo and OIL-SC and dated as of November 9, 2005.

10.27(10)	Memorandum of Association dated November 29, 2005, by and between SulphCo, Inc. and Trans Gulf Petroleum Co., a Government of Fujairah company.

10.28(11)	Employment Agreement, dated as of January 1, 2006, by and between SulphCo, Inc. and Michael Applegate.

10.29(12)	2nd Loan Extension and Modification Agreement by and between SulphCo, Inc. and Dr. Rudolf W. Gunnerman and Doris Gunnerman entered into on January 30, 2006.

10.30(13)	Securities Purchase Agreement dated as of March 29, 2006, by and between SulphCo, Inc. and the Purchasers parties thereto, including form of Warrant as Exhibit “A” thereto.

10.31(14)	SulphCo, Inc. 2006 Stock Option Plan approved by stockholders June 19, 2006.

10.32(15)	Engagement Agreement with RWG, Inc. dated July 1, 2006.

10.33(16)	Test Agreement between SK Corporation and SulphCo, Inc. dated July 20, 2006.

10.34(17)	Memorandum of Understanding with Pierson Capital International, Ltd. dated August 1, 2006.

10.35(18)	Memorandum of Understanding with Petrobras dated August 31, 2006.

10.36(19)	Amendment to Agreement of February 22, 2005 between SulphCo KorAsia, Inc. and SulphCo, Inc. dated August 18, 2006.

10.37(20)	Employment Agreement with Larry Ryan dated January 12, 2007.

10.38(21)	Amendment No. 1 to Securities Purchase Agreements and Warrants dated March 12, 2007, including form of Warrant as Exhibit “A” thereto.

10.39(22)	Employment Agreement with Brian Savino dated March 9, 2007.

10.40(23)	Form of Assignment of Promissory Note, dated April, 24, 2007.

10.41(23)	Form of Allonge to Assignment of Promissory Note, dated April 27, 2007

10.42(24)	Employment Agreement with Stanley W. Farmer dated May 17, 2007

10.43(25)	Master Services Agreement between Mustang International, L.P. and SulphCo, Inc. dated March 29, 2006.

10.44(25)	Work Release between Mustang International, L.P. and SulphCo, Inc. dated March 29, 2006.

10.45(25)	Amendments No. 1 and No. 2 to Master Services Agreement between Mustang International, L.P. and SulphCo, Inc. dated September 13, 2006 and August 21, 2007, respectively.

10.46(25)	Stock Option Agreement between Rudolf and Doris Gunnerman and Optionees dated April 27, 2007 to Acquire 125,000 shares of SulphCo, Inc. stock held by the Gunnermans.

10.47(25)	Stock Option Agreement between Rudolf and Doris Gunnerman and Optionees dated April 27, 2007 to Acquire 1,500,000 shares of SulphCo, Inc. stock held by the Gunnermans.

10.48(25)	Stock Purchase Agreement between Rudolf and Doris Gunnerman and Buyers dated April 27, 2007 to Acquire 125,000 shares of SulphCo, Inc. stock held by the Gunnermans.

10.49(26)	Amendment No. 2 to Securities Purchase Agreements and Warrants dated November 28, 2007, including form of Warrant as Exhibit “A” thereto.

10.50(26)	License Agreement between Industrial Sonomechanics, LLC and SulphCo, Inc. dated November 9, 2007, including form of Warrant as Schedule 4.2 thereto.

10.51(27)	Employment Agreement with M. Clay Chambers dated February 6, 2008.

10.52	Modification Agreement to Convertible Notes Payable Among SulphCo, Inc. and Holders dated November 28, 2007.

10.53	Lockup Agreement between Rudolf and Doris Gunnerman and SulphCo, Inc. dated February 27, 2008.

10.54	Amendment No. 2 to Stock Option Agreements between Rudolf and Doris Gunnerman and Optionees dated February 12, 2008.

10.55	Stock Option Agreement between Rudolf and Doris Gunnerman and Iroquois Master Fund Ltd. and Ellis Capital LLC dated February 12, 2008.

10.56	Stock Option Funds Escrow Agreement among Rudolf and Doris Gunnerman, Iroquois Master Fund Ltd. and Ellis Capital LLC and Grushko & Mittman, P.C. dated February 12, 2008.

10.57	Stock Purchase Agreement between Rudolf and Doris Gunnerman and Iroquois Master Fund Ltd. and Ellis Capital LLC dated February 12, 2008.

10.58	Stock Purchase Escrow Agreement among Rudolf and Doris Gunnerman, Iroquois Master Fund Ltd. and Ellis Capital LLC and Grushko & Mittman, P.C. dated February 12, 2008.

10.59	Assignment and Consent Agreement between Rudolf and Doris Gunnerman and Iroquois Master Fund Ltd. and Ellis Capital LLC dated February 12, 2008.

10.60(28)	Severance Agreement with Brian J. Savino effective March 8, 2008.

10.61(29)	Stock Purchase Agreement dated April 30, 2008, by and between SulphCo, Inc. and Azimuth Opportunity Ltd.

10.62(30)	Purchase Agreement dated May 27, 2008, by and between SulphCo, Inc. and the Purchasers parties thereto.

10.63	Employment Agreement with Florian J. Schattenmann dated January 9, 2009.

14*	Code of Ethics adopted by the Board of Directors on June 12, 2008.

16.1+++	Letter from Forbush and Associates to the SEC dated May 14, 2004.

16.2++++	Letter from Marc Lumer & Company to the SEC dated July 13, 2007.

23.1	Consent of Hein & Associates LLP

23.2	Consent of Marc Lumer & Company

31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certifications of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) filed with the SEC on June 13, 2008.

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

(24) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on May 23, 2007.

(25) Incorporated by reference from the registrant’s Form S-3 (SEC File No. 333-146418) as filed with the SEC on October 1, 2007.

(26) Incorporated by reference from the registrant’s Form S-3 (SEC File No. 333-148499) as filed with the SEC on January 7, 2008.

(27) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on February 8, 2008.

(28) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on March 13, 2008.

(29) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on May 1, 2008.

(30) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on March 29, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SULPHCO, INC.

March 6, 2009	By:	/s/ Larry D. Ryan
Larry D. Ryan
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry D. Ryan	Chief Executive Officer, Director	March 6, 2009
Larry D. Ryan	(Principal Executive Officer)

/s/ Stanley W. Farmer	Vice President and Chief Financial	March 6, 2009
Stanley W. Farmer	Officer (Principal Financial Officer
and Principal Accounting Officer)

/s/ Robert H. C. van Maasdijk	Chairman of the Board, Director	March 6, 2009
Robert H. C. van Maasdijk

/s/ Dr. Hannes Farnleitner	Director	March 6, 2009
Dr. Hannes Farnleitner

/s/ Michael T. Heffner	Director	March 6, 2009
Michael T. Heffner

/s/ Edward G. Rosenblum	Director	March 6, 2009
Edward G. Rosenblum

/s/ Lawrence G. Schafran	Director	March 6, 2009
Lawrence G. Schafran

/s/ Edward E. Urquhart	Director	March 6, 2009
Edward E. Urquhart

/s/ Fred S. Zeidman	Director	March 6, 2009
Fred S. Zeidman

MANAGEMENT’S REPORT
ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United Sates of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the polices or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the internal control over financial reporting as of December 31, 2008 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report which appears on Page F-2.

March 4, 2009

/s/ Larry D. Ryan	/s/ Stanley W. Farmer

Larry D. Ryan Chief Executive Officer	Stanley W. Farmer Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SulphCo, Inc.:

We have audited the internal control over financial reporting of SulphCo, Inc. (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Company’s accompanying Report on Internal Control Over Financial Reporting appearing on page F-1. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related statements of operations, cash flows and changes in stockholders’ equity (deficit) for the years ended December 31, 2008 and 2007, and our report dated March 4 , 2009, expressed an unqualified opinion thereon.

/s/ Hein & Associates LLP

Houston, Texas

March 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SulphCo, Inc.:

We have audited the accompanying balance sheets of SulphCo, Inc. (a company in the Development Stage) (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, cash flows and changes in stockholders’ equity (deficit) for the years ended December 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the combination in the statements of operations, cash flows and changes in stockholders’ equity (deficit) of the amounts as presented for the years ending December 31, 2008 and 2007 with the amounts for the corresponding statements for the period from inception (January 13, 1999) through December 31, 2006.  In our opinion, the amounts have been properly combined for the period from inception (January 13, 1999) through December 31, 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Hein & Associates LLP

Houston, Texas

March 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of SulphCo, Inc.:

We have audited the accompanying statements of operations, stockholders' equity (deficit), and cash flows of SulphCo, Inc. (the “Company”) for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the  accompanying statements of operations, stockholders' equity (deficit), and cash flows the Company for the year ended December 31, 2006, present fairly, in all material respects, the financial position of the Company for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marc Lumer & Company
San Francisco, California
April 2, 2007

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$17,567,848	$7,430,138
Prepaid expenses and other	546,239	442,934
Total current assets	18,114,087	7,873,072

Property and Equipment, net	294,522	309,323

Other Assets
Intangible assets, net	993,829	881,848
Other	254,445	37,798

Total other assets	1,248,274	919,646
Total assets	$19,656,883	$9,102,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,823,033	$1,515,278
Refundable deposit	550,000	550,000
Late registration penalty (including accrued interest)	624,811	1,094,671
Convertible notes payable, net of discount	3,824,282	-
Total current liabilities	6,822,126	3,159,949

Long-Term Liabilities
Convertible notes payable, net of discount	-	2,967,802
Other	-	180,058

Total long-term liabilities	-	3,147,860

Total liabilities	6,822,126	6,307,809

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 110,000,000 shares authorized ($0.001 par value) 89,919,029 and 80,848,416 shares issued and outstanding, respectively	89,919	80,848
Additional paid-in capital	157,992,101	122,700,951
Deficit accumulated during the development stage	(145,247,263)	(119,987,567)
Total stockholders' equity	12,834,757	2,794,232
Total liabilities and stockholders' equity	$19,656,883	$9,102,041

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS
For the Years ended December 31, 2008, 2007 and 2006
and for the Period from Inception through December 31, 2008

	2008	2007	2006	Inception to Date

Revenue
Sales	$-	$-	$-	$42,967
Expenses
Selling, general, and administrative expenses	(16,034,049)	(11,445,749)	(13,566,230)	(67,937,142)
Research and development expenses:
Fujairah test facility	(364,904)	(1,694,509)	(21,473,129)	(23,532,542)
Other	(3,688,804)	(6,015,959)	(3,955,562)	(16,843,134)
Loss on joint venture	-	-	(136,095)	(136,095)
Loss on disposal of asset	-	-	-	(221,711)
Loss on impairment of asset	-	-	-	(233,900)
Total operating expenses	(20,087,757)	(19,156,217)	(39,131,016)	(108,904,524)
Loss from operations	(20,087,757)	(19,156,217)	(39,131,016)	(108,861,557)

Other income (expense)
Interest income	138,151	290,094	477,869	1,156,715
Interest expense	(1,222,203)	(5,487,048)	(465,547)	(7,918,718)
Late registration penalty	-	-	-	(760,240)
Other	-	(9,160)	2,532	(6,628)

Net loss	(21,171,809)	(24,362,331)	(39,116,162)	(116,390,428)

Deemed dividend	(4,087,887)	(24,768,948)	-	(28,856,835)

Net loss attributable to common stockholders	$(25,259,696)	$(49,131,279)	$(39,116,162)	$(145,247,263)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	-	3,455	(3,455)	-

Net comprehensive income (loss)	$(25,259,696)	$(49,127,824)	$(39,119,617)	$(145,247,263)

Loss per share: basic and diluted	$(0.29)	$(0.64)	$(0.55)

Weighted average shares basic and diluted	85,870,148	77,062,280	70,737,679

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006
and for the Period from Inception to December 31, 2008
				Inception
	2008	2007	2006	To Date
Cash Flows From Operating Activities
Net loss	$(21,171,809)	$(24,362,331)	$(39,116,162)	$(116,390,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	220,401	189,880	112,198	1,407,845
Accretion of convertible notes payable discount	856,480	5,024,308	-	5,880,788
Allowance for loan receivable	18,310	313,451	-	331,761
Stock-based compensation	5,226,632	4,335,261	2,779,325	19,710,735
Other	502,133	(6,908)	136,096	1,937,932
Changes in:
Receivables	-	-	(118,657)	(118,657)
Prepaid expenses and other	(121,615)	(215,458)	(6,239)	(480,889)
Accounts payable and accrued expenses	127,697	(2,013,966)	2,852,079	1,745,223
Other assets	(216,647)	-	-	333,353
Accrued fees and interest	(469,860)	135,867	(275,000)	211,992
Net cash used in operating activities	(15,028,278)	(16,599,896)	(33,636,360)	(85,430,345)
Cash Flows From Investing Activities
Purchase of property and equipment, net of sales	(137,259)	(240,534)	105,550	(1,393,333)
Investments in joint ventures and subsidiaries	-	-	-	(361,261)
Return/ (payment) of deposits	-	-	104,000	(36,822)
Investments in intangible assets	(182,455)	(418,436)	(180,268)	(1,169,641)
Net cash (used in) provided by investing activities	(319,714)	(658,970)	29,282	(2,961,057)
Cash Flows from Financing Activities
Proceeds from sales of stock, net of offering costs	25,485,702	18,684,012	35,237,417	95,168,890
Proceeds from related party notes payable	-	-	-	11,000,000
Proceeds from stock subscriptions	-	-	-	4,240,887
Proceeds from issuance of line of credit	-	-	-	750,000
Return on capital	-	-	-	(118,427)
Principal payments on related party notes payable	-	-	(2,500,000)	(3,250,000)
Decrease in related party receivable	-	-	-	1,359,185
Payments on contract payable	-	-	-	(250,000)
Principal payments on line of credit	-	-	-	(750,000)
Principal payments on advance from related party	-	-	-	(2,191,285)
Net cash provided by financing activities	25,485,702	18,684,012	32,737,417	105,959,250
Net change in cash and cash equivalents	10,137,710	1,425,146	(869,661)	17,567,848
Cash and cash equivalents: beginning of period	7,430,138	6,004,992	6,874,653	-
Cash and cash equivalents: end of period	$17,567,848	$7,430,138	$6,004,992	$17,567,848
Supplemental information
Cash paid for interest	$417,673	$341,545	$334,251	$1,385,433
Cash paid for income taxes	-	-	-	-
Non-cash investing and financing activities
Extinguishment of related party note payable	-	5,000,000	-	5,000,000
Extinguishment of convertible notes payable	-	4,680,044	-	4,680,044
Issuance of stock for convertible notes payable	-	319,956	-	319,956
Non-cash deemed dividends	4,087,887	24,768,948	-	28,856,835

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
From Inception to December 31, 2008

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

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
From Inception to December 31, 2008

					Stock
			Additional		Subscriptions
	Common Stock		Paid-in	Accumulated	Receivable	Total
	Shares	Amount	Capital	Deficit	and Other	Equity

Balance at December 31, 2000	22,020,000	$22,020	$1,850,680	$(1,493,192)	$(208,500)	$171,008

Stock issued for intangible assets at $4.25 per share in January 2001	292,800	293	1,244,107	-	-	1,244,400

Stock issued for intangible assets at $2.85 per share in February 2001	400,000	400	1,139,600	-	-	1,140,000

Stock sold to related party at $1.47 per share in February 2001	24,750	25	36,431	-	-	36,456

Stock issued for marketing services at $2.86 per share in April 2001	200,000	200	571,800	-	-	572,000

Stock options granted to related parties for services in June 2001	-	-	773,931	-	-	773,931

Stock issued in exchange for notes receivable at $0.50 per share in May 2001	9,556,000	9,556	4,768,444	-	(4,778,000)	-

Stock issued in exchange for notes receivable at $1.50 per share in June 2001	425,000	425	637,075	-	(637,500)	-

Stock sold for cash at $2.94 per share in June 2001	100,000	100	293,900	-	-	294,000

Stock issued in exchange for note receivable at $1.41 per share in June 2001	200,000	200	281,800	-	(282,000)	-

Stock issued to related party for cash at $0.50 per share in June 2001	350,000	350	174,650	-	-	175,000

Cash received for subscription receivable in July 2001	-	-	-	-	282,000	282,000

Cash received for subscription receivable in August 2001	-	-	-	-	340,000	340,000

Stock issued for subscription receivable at $0.725 per share in September 2001	2,758,620	2,759	1,997,241	-	(2,000,000)	-

Stock issued to related party for consulting fees at $0.85 per share in November 2001	4,000,000	4,000	3,396,000	-	-	3,400,000

Stock returned in November 2001	(300,000)	(300)	(1,558,147)	-	784,500	(773,947)

Cash received for subscriptions	-	-	-	-	200,000	200,000

Stock returned in December 2001	(100,000)	(100)	(49,900)	-	50,000	-

Stock options at a weighted average price of $0.75 per share in October 2001	-	-	89,020	-	-	89,020

Net loss	-	-	-	(6,927,525)	-	(6,927,525)

Balance at December 31, 2001	39,927,170	$39,928	$15,646,632	$(8,420,717)	$(6,249,500)	$1,016,343

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
From Inception to December 31, 2008

					Stock
			Additional		Subscriptions
	Common Stock		Paid-in	Accumulated	Receivable	Total
	Shares	Amount	Capital	Deficit	and Other	Equity

Balance at December 31, 2001	39,927,170	$39,928	$15,646,632	$(8,420,717)	$(6,249,500)	$1,016,343

Stock issued for related party services at $0.50 per share in March 2002	10,000,000	10,000	4,990,000	-	-	5,000,000

Stock returned in May 2002	(1,000,000)	(1,000)	(499,000)	-	500,000	-

Stock returned in June 2002	(100,000)	(100)	(71,900)	-	72,000	-

Stock returned in July 2002	(25,000)	(25)	(37,475)	-	37,500	-

Payment on stock subscription received in July 2002	-	-	-	-	515,500	515,500

Stock returned in July 2002	(1,000,000)	(1,000)	(499,000)	-	500,000	-

Stock issued for services at $0.10
per share in September 2002	50,000	50	4,950	-	-	5,000

Stock returned in September 2002	(431,000)	(431)	(440,069)	-	-	(440,500)

Stock issued for services at $0.27
per share in October 2002	50,000	50	13,450	-	-	13,500

Stock options issued in November 2002 for $0.10 per share	-	-	31,500	-	-	31,500

Stock issued to a related party for cash at $0.10 per share in November 2002	100,000	100	9,900	-	-	10,000

Stock issued to a related party for cash at $0.10 per share in December 2002	50,000	50	4,950	-	-	5,000

Net loss	-	-	-	(6,573,627)	-	(6,573,627)

Balance at December 31, 2002	47,621,170	$47,622	$19,153,938	$(14,994,344)	$(4,624,500)	$(417,284)

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
From Inception to December 31, 2008

					Stock
			Additional		Subscriptions
	Common Stock		Paid-in	Accumulated	Receivable	Total
	Shares	Amount	Capital	Deficit	and Other	Equity

Balance at December 31, 2002	47,621,170	$47,622	$19,153,938	$(14,994,344)	$(4,624,500)	$(417,284)

Stock subscribed for services at $0.42 per share in February 2003	-	-	20,950	-	50	21,000

Payment on stock subscription received in February 2003	-	-	-	-	3,575,000	3,575,000

Stock issued to a related party for cash at $0.33 per share in March 2003	50,000	50	16,450	-	-	16,500

Stock issued for services at $0.32 per share in June 2003	50,000	50	15,950	-	-	16,000

Stock returned in August 2003	(196,870)	(197)	(196,678)	-	196,875	-

Stock returned in September 2003	(3,130)	(3)	(3,322)	-	3,325	-

Stock issued to a related party for cash at $0.23 per share in November 2003	2,173,913	2,174	497,826	-	-	500,000

Stock returned in December 2003	(25,000)	(25)	(37,275)	-	37,300	-

Stock subscribed for prepaid interest to a related party at $0.42 per share in December 2003	-	-	295,000	-	(295,000)	-

Net loss	-	-	-	(3,170,959)	-	(3,170,959)

Balance at December 31, 2003	49,670,083	$49,671	$19,762,839	$(18,165,303)	$(1,106,950)	$540,257

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
From Inception to December 31, 2008

					Stock
			Additional		Subscriptions
	Common Stock		Paid-in	Accumulated	Receivable	Total
	Shares	Amount	Capital	Deficit	and Other	Equity

Balance at December 31, 2003	49,670,083	$49,671	$19,762,839	$(18,165,303)	$(1,106,950)	$540,257

Restricted stock issued for interest on notes $0.296 per share in January 2004	1,000,000	1,000	-	-	(1,000)	-

Stock issued for services at $0.85 per share in January 2004	100,000	100	84,900	-	-	85,000

Issued subscribed stock at $0.42 per share in March 2004	50,000	50	-	-	(50)	-

Private placement stock issuance at $0.90 per share in June 2004	2,978,342	2,978	2,677,530	-	-	2,680,508

Private placement stock issuance at $1.25 per share in June 2004	2,030,960	2,031	1,896,912	-	-	1,898,943

Stock options exercised at $0.55 per share in July 2004	200,000	200	109,800	-	-	110,000

Stock options exercised at $0.35 per share in July 2004	100,000	100	34,900	-	-	35,000

Stock issued for services at $2.86 per share in August 2004	45,000	45	128,655	-	(128,700)	-

Cancellation of subscribed stock at $1.50 per share in September 2004	(45,000)	(45)	(67,455)	-	67,500	-

Stock options exercised at $0.55 per share in December 2004	300,000	300	164,700	-	-	165,000

Amortization of prepaid interest	-	-	-	-	296,000	296,000

Amortization of prepaid expenses	-	-	-	-	53,625	53,625

Contribution from related party stockholder of option given to former employee to by 100,000 shares at $0.55 per share	-	-	555,000	-	-	555,000

Related party receivable for tax withholding on exercise of stock options	-	-	-	-	(257,750)	(257,750)

Net loss	-	-	-	(4,146,453)	-	(4,146,453)

Balance at December 31, 2004	56,429,385	$56,430	$25,347,781	$(22,311,756)	$(1,077,325)	$2,015,130

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
From Inception to December 31, 2008

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

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
From Inception to December 31, 2008
					Stock
			Additional		Subscriptions
	Common Stock		Paid-in	Accumulated	Receivable	Total
	Shares	Amount	Capital	Deficit	and Other	Equity

Balance at December 31, 2005	60,536,795	$60,536	$30,604,342	$(31,740,126)	$(744,500)	$(1,819,748)

Warrants and Additional Investment Rights exercised in January 2006	4,423,628	4,424	4,790,044	-	-	4,794,468

Warrants and Additional Investment Rights exercised in February 2006	1,291,660	1,292	1,303,532	-	-	1,304,824

Warrants and Additional Investment Rights exercised in March 2006	2,151,327	2,151	2,068,603	-	-	2,070,754

Private placement – March 2006	4,000,000	4,000	27,063,373	-	-	27,067,373

Stock issued to a consultant for services at $7.44 per share in March 2006	17,500	18	130,182	-	-	130,200

Stock option accrued for a consultant for services at $7.44 per share in March 2006	-	-	357,525	-	-	357,525

Stock issued to a Director for services at $8.80 per share in March 2006	50,000	50	439,950	-	-	440,000

Stock issued to a Director for services at $12.72 per share in March 2006	50,000	50	635,950	-	-	636,000

Stock option accrued for a consultant for services at $7.44 per share in March 2006	-	-	8,050	-	-	8,050

Accrual of stock option for Director – June 2006	-	-	687,500	-	-	687,500

Stock issued to a Director for services at $5.53 per share in August 2006	50,000	50	276,450	-	-	276,500

Stock issued to a Director for services at $4.87 per share in December 2006	50,000	50	243,450	-	-	243,500

Accrual of stock option for Director	-	-	1,045,000	-	-	1,045,000

Options for Director forfeited December 2006	-	-	(1,045,000)	-	-	(1,045,000)

Reversal of stock subscriptions receivable	-	-	(744,500)	-	744,500	-

Other	-	-	-	-	(3,455)	(3,455)

Net loss	-	-	-	(39,116,162)	-	(39,116,162)

Balance at December 31, 2006	72,620,910	$72,621	$67,864,451	$(70,856,288)	$(3,455)	$(2,922,671)

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
From Inception to December 31, 2008

					Stock
			Additional		Subscriptions
	Common Stock		Paid-in	Accumulated	Receivable	Total
	Shares	Amount	Capital	Deficit	and Other	Equity
Balance at December 31, 2006	72,620,910	$72,621	$67,864,451	$(70,856,288)	$(3,455)	$(2,922,671)

Stock-Based Compensation	70,206	70	4,335,191	-	-	4,335,261

Proceeds from Stock Sales (Net of Offering Costs)
Warrants exercised in Q1 2007 at $1.12 to $2.68 per share	3,952,068	3,952	7,783,721	-	-	7,787,673
Warrants exercised in Q2 2007 at $2.68 per share	600,000	600	1,599,925	-	-	1,600,525
Warrants exercised in Q3 2007 at $2.68 per share	1,425,412	1,425	3,767,425	-	-	3,768,850
Warrants exercised in Q4 2007 at $2.68 per share	2,029,070	2,029	5,524,935	-	-	5,526,964

Deemed Dividends	-	-	24,768,948	(24,768,948)	-	-

Convertible Notes Payable - Beneficial Conversion Feature	-	-	6,736,550	-	-	6,736,550

Cashless option exercise	66,551	67	(67)	-	-	-

Debt Conversion at $3.80 per share	84,199	84	319,872	-	-	319,956

Other	-	-	-	-	3,455	3,455

Net loss	-	-	-	(24,362,331)	-	(24,362,331)

Balance at December 31, 2007	80,848,416	$80,848	$122,700,951	$(119,987,567)	$-	$2,794,232

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
From Inception to December 31, 2008

					Stock
			Additional		Subscriptions
	Common Stock		Paid-in	Accumulated	Receivable	Total
	Shares	Amount	Capital	Deficit	and Other	Equity
Balance at December 31, 2007	80,848,416	$80,848	$122,700,951	$(119,987,567)	$-	$2,794,232

Stock-Based Compensation	-	-	5,139,632	-	-	5,139,632

Proceeds from Stock Sales (Net of Offering Costs)
Warrants exercised in Q2 2008 at $2.68 per share	1,953,088	1,953	5,158,714	-	-	5,160,667
Shelf Registration in Q2 2008 at $3.20 per share	6,818,750	6,819	20,318,216	-	-	20,325,035

Deemed Dividends	-	-	4,087,887	(4,087,887)	-	-

Stock Issued to Settle Litigation at $2.02 per share	247,525	248	499,752	-	-	500,000
Stock Issued for Services and other at $1.70 per share	51,250	51	86,949	-	-	87,000
Net loss	-	-	-	(21,171,809)	-	(21,171,809)

Balance at December 31, 2008	89,919,029	$89,919	$157,992,101	$(145,247,263)	$-	$12,834,757

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

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

The cost of property and equipment is depreciated over the remaining estimated useful lives of the assets ranging from three to seven years.  Leasehold improvements are depreciated over the lesser of the terms of the lease or the estimated useful lives of the assets.  Depreciation is computed using the straight line method.  Expenditures for maintenance and repairs are expensed when incurred, while betterments are capitalized.  Gains and losses on the sale of property and equipment are reflected in the statement of operations.

Intangible Assets

Intangible assets include patents, tradenames and other intangible assets acquired from an independent party.  Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from 10 to 20 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by a valuation allowance if, in the judgment of our management, it is more likely than not that such assets will not be realized.

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate.

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  Potentially dilutive securities include options and warrants to acquire the Company’s common stock and convertible debt.  As of December 31, 2008, 2007 and 2006, there were approximately 11.0 million, 9.0 million and 7.3 million shares issuable, respectively, in connection with these potentially dilutive securities.  These potentially dilutive securities were disregarded in the computations of diluted net loss per share for the years ended December 31, 2008, 2007 and 2006, respectively, because inclusion of such potentially dilutive securities would have been anti-dilutive.

Stock-Based Compensation

We adopted SFAS No. 123R (SFAS 123R), “Share-based Payment,” effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. Prior to the adoption of SFAS 123R, this accounting treatment was optional with pro forma disclosures required. During the years ended December 31, 2008, 2007 and 2006, the Company recognized non-cash general and administrative expenses for stock options and restricted stock awards of approximately $5.2 million, $4.3 million and $2.8 million, respectively.

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

New Accounting Pronouncements

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis. The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 did not have a material impact on the Company’s financial statements. The Company does not believe that the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities will have a material impact on its financial statements.

Recently Issued Accounting Standards

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method as described by SFAS No. 128, Earnings per Share. The provisions of FSP EITF 03-6-1 are required for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of FSP EITF 03-6-1 will have a material impact on its computation of earnings per share.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 addresses the determination of whether provisions that introduce adjustment features (including contingent adjustment features) would prevent treating a derivative contract or an embedded derivative on a company’s own stock as indexed solely to the company’s stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of EITF 07-5 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (revised 2007) (“SFAS 141R”). SFAS 141R replaces SFAS 141 and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The Company does not believe the adoption of SFAS 141R will have a material impact on its consolidated financial statements.

2.  Loans Receivable and Accrued Interest

On February 16, 2006 the Company committed to a loan agreement with SulphCo KorAsia (formerly known as OIL-SC, Ltd.) of South Korea.  The agreement called for advances of $50,000 per month through May 15, 2006.  A total of $150,000 was advanced through May 2006.  An additional $50,000 was advanced on June 6, 2006 under the same terms as the original note and in November 2006, an additional $75,000 was advanced, with a revision to the loan agreement that the full $275,000 in advances and related interest would be immediately repaid from revenues or from proceeds of any equity financings.  Interest accrues at prime rate plus 1% per annum. Interest accrued since February 16, 2006 totals approximately $57,000.  Based on the fact that SulphCo KorAsia has never had material revenue streams and considering that there continues to be a high level of uncertainty regarding when, if ever, it will generate material revenue streams, the Company has established an allowance for doubtful collection equal to the total principal balance and accrued interest thereon.

The Company also holds a refundable deposit of SulphCo KorAsia, which may be available to offset the loan receivable, should there be a final determination that SulphCo KorAsia could not repay the loan and accrued interest (see Note 7).

3.  Property and Equipment

The following is a summary of property and equipment at cost, less accumulated depreciation:

	2008	2007
Equipment	$933,894	$868,172
Computers	260,688	230,177
Office furniture	61,071	57,116
Vehicles	12,000	-
Leasehold improvements	92,965	70,965
	1,360,618	1,226,430
Less: Accumulated depreciation	(1,066,096)	(917,107)
Total	$294,522	$309,323

Depreciation expense was approximately $0.1 million, $0.1 million and $0.2 million for 2008, 2007 and 2006, respectively.

4.  Intangible Assets

As of December 31, 2008, the Company had eight U.S. patents, four U.S. patents pending, 46 foreign patents, and 134 foreign patents pending.  At December 31, 2008 and 2007, the Company had capitalized approximately $1.2 million and $1.0 million, respectively, in costs that were incurred in connection with filing patents and trademarks related to internally developed technology.  Accumulated amortization as of December 31, 2008 and 2007 was approximately $0.2 million and $0.1 million, respectively.  During the years ended December 31, 2008, 2007 and 2006 the Company capitalized intangible assets of approximately $0.2 million, $0.4 million, and $0.2 million, respectively.

Patents and trademarks are amortized using the straight-line method over their estimated period of benefit, ranging from 10 to 20 years with a weighted average of 16.5 years.  Amortization expense related to patents and trademarks for the years ended December 31, 2008, 2007, and 2006 was approximately $70,000, $45,000 and $28,000, respectively.  Maintenance costs of approximately $62,000 and $59,000 were expensed throughout 2008 and 2007, respectively.

The following table reflects management’s estimate for amortization expense, using the straight-line method, for the next five years based on current capitalized amounts and estimated lives:

Year	Estimated Amortization Expense
2009	$75,000
2010	$75,000
2011	$75,000
2012	$75,000
2013	$75,000

5.  Investment in Joint Venture

In November 2005, the Company and Trans Gulf Petroleum Co. (“Trans Gulf”), a Government of Fujairah company, formed Fujairah Oil Technology LLC (the “FOT”), a United Arab Emirates limited liability company, to implement the Company’s Sonocracking™ desulfurization technology.  FOT  is 50% owned by Trans Gulf and 50% owned by the Company.  Fujairah is one of the seven Emirates of the United Arab Emirates.  Under the terms of the joint venture, the Company is responsible for contributing its Sonocracking™ units and the facility that houses them including bearing all costs relating thereto.  Operation and maintenance of the Fujairah test facility is the responsibility of FOT.  Until FOT generates revenues, operating expenses of the facility are expected to be funded from capital contributions of the Company.

Once FOT begins generating revenues, the joint venture agreement contemplates that profits and losses will be shared on a 50/50 basis between Trans Gulf and the Company.  The Company’s 50% share of distributions made by the joint venture will also be subject to other costs and expenses incurred directly by the Company from time to time.  The Company is uncertain that it will be able to recover its investment in FOT.  Accordingly, the carrying value of the investment has been reduced to zero at December 31, 2008 and 2007, respectively.  Going forward, and to the extent that the Company continues to incur costs in excess of its investment in FOT, these costs will be recognized by the Company as research and development costs.

6.  Income Taxes

The Company is currently subject to income taxation only in the jurisdiction of the United States.  Foreign jurisdictions will impose income taxes if and when income is generated subject to their laws, but there is currently no such related income.  The significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007 were as follows:

	December 31, 2008	December 31, 2007
Deferred tax assets relative to the following:
Net operating loss carry-forwards	$21,142,236	$16,268,427
Research and development credit carryforwards	890,139	688,961
Capitalized research and development costs	8,382,222	7,579,497
Deferred share-based compensation	3,122,956	1,334,844
Expensed receivables	163,799	157,573
Depreciable assets	39,489	31,014
Late registration payment and accrued interest	212,436	130,964
Other	58,706	51,328
Total deferred tax assets prior to offsets	$34,011,983	$26,242,608

Current portion	$434,941	$339,865
Non-current portion	33,577,042	25,902,743
	$34,011,983	$26,242,608
Liabilities
Deferred tax liabilities relative to the following:
Patent costs	$(337,902)	$(315,062)
Total deferred tax liabilities (all non-current)	$(337,902)	$(315,062)

Current portion	$434,941	$339,865
Non-current portion	33,239,140	25,587,681
Total deferred tax assets prior to offsets	$33,674,081	$25,927,546

Valuation allowance	$(33,674,081)	$(25,927,546)

Net deferred tax assets	$-	$-

For the years ended December 31, 2008 and 2007, the valuation allowance was increased by approximately $7.7 million and $5.7 million, respectively due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company’s net losses of approximately $21.2 million and $24.4 million in 2008 and 2007, respectively, and accumulated deficits of approximately $145.2 million and $120.0 million at December 31, 2008 and 2007, respectively.

A reconciliation of the expected income tax provision (benefit) using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2008, 2007, and 2006:

	December 31, 2008	December 31, 2007	December 31, 2006
Income tax computed at federal statutory rate	34.0%	34%	34%
Permanent differences	(1.7)%	(7.2)%	-
Change in valuation allowance	(32.3)%	(26.8)%	(34)%

Provision (benefit) for income taxes	0.00%	0.00%	0.00%

As of December 31, 2008 and 2007, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $62.2 million and $47.8 million, respectively.  The net operating loss carry-forwards will begin expiring in 2019 and will fully expire in 2028.

The valuation allowance for each year has been estimated in an amount equal to the projected future benefit of the deferred tax asset net of the deferred tax liability as it is not certain that the Company will generate sufficient income to utilize the future tax benefits, due to the lack of earnings in the Company’s history.

7.  Refundable Deposit

In 2005, the Company received $550,000 from SulphCo KorAsia (formerly known as OIL-SC, Ltd.), pursuant to an equipment sale and marketing agreement.  As this amount is fully refundable if the pilot plant does not ultimately meet the agreed specifications, no portion of the purchase price has been or will be recorded as revenue in the Company’s financial statements until the pilot plant meets all agreed specifications.  The Company does not have an equity interest in SulphCo KorAsia.

8.  Accrued Fees and Interest

As of December 31, 2008 and 2007, the Company had accrued late registration fees of approximately $0.4 million and $0.8 million, respectively, and interest thereon of approximately $0.3 million and $0.2 million, respectively, in conjunction with the private placements in 2004.  For the years ended December 31, 2008, 2007 and 2006, interest expense associated with accrued late fees was approximately $0.1 million, $0.1 million and $0.1million, respectively.

9.  Convertible Notes Payable

April 2007 Modification

In late April 2007 two events occurred related to the Company’s then outstanding $5 million note payable (the “Note Payable”) to Rudolf W. Gunnerman (“Gunnerman”), the Company’s former Chairman and CEO.  First, the Note Payable was acquired from Gunnerman by a group of investors (the “Investors”).  Second, the Company negotiated modifications (the “April 2007 Modifications”) to the terms of the Note Payable with the Investors to (1) extend the maturity date from December 31, 2007 to December 31, 2008 and (2) to add a conversion option to the Note Payable making the Note Payable convertible into the Company’s common stock at a conversion price of $3.80 per share (hereinafter the Note Payable is referred to as the “Convertible Notes Payable”).

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

Contemporaneous with the acquisition of the Convertible Notes Payable and just prior to the modifications, the Investors acquired warrants from Gunnerman to acquire 1,625,000 shares of the Company’s common stock currently held by Gunnerman.  Since Gunnerman is considered to be a related party and a control person (i.e., since he owns greater than 10% of the Company’s outstanding common stock), these actions are presumed to have been taken on behalf and for the benefit of the Company.  Therefore, the warrants were accounted for as if the Company had directly issued the warrants to the Investors.  Since the warrants were acquired contemporaneously with the issuance of convertible debt, the guidance in EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) must be applied.  Using the Black-Scholes option valuation model, the Company has estimated that the fair value of the warrants on the date of grant was approximately $3.0 million.  The fair value of the Convertible Notes Payable on that date was $5 million (since it has a variable interest rate equal to LIBOR + 0.5% that resets quarterly).  Using these amounts, the Company determined that on a relative fair value basis, approximately $1.9 million of the assumed proceeds of $5 million resulting from the extinguishment should be allocated to the warrants.  After taking into account the effect of the allocation of proceeds to the warrants, the Company determined that the conversion feature that was added to the Convertible Notes Payable was a beneficial conversion feature (“BCF”) that had to be accounted for pursuant to EITF 98-5 and EITF 00-27.  SulphCo determined that the value of the BCF was in excess of the remaining unallocated debt proceeds.  Therefore, and as is provided in the guidance of EITF 98-5 and EITF 00-27, the extent of the BCF discount is limited to the amount of the remaining unallocated proceeds of $3.1 million. As a result of the accounting required for the modification of the terms of the Convertible Notes Payable, a 100% (i.e., $5 million) discount results.  Prior to the November 2007 modifications (discussed below), the resulting discount was being accreted into the statement of operations, using the effective interest method, over the remaining term of the Convertible Notes Payable (i.e., through December 31, 2008) as incremental interest expense.

October 2007 Conversion

On October 22, 2007, one of the Investors holding approximately $320,000 of the Convertible Notes Payable elected to convert the Convertible Notes Payable into shares of SulphCo common stock.  Pursuant to the terms of the Convertible Notes Payable, it was converted into 84,199 shares of SulphCo common stock at a conversion price of $3.80 per share. Since the Convertible Notes Payable are instruments with a beneficial conversion feature, the pro rata amount of the unamortized discount remaining at the date of conversion was recognized as interest expense.  The pro rata amount of unamortized discount recognized as interest expense upon conversion was approximately $318,000.

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

As of December 31, 2008 and 2007, the net balances of the Convertible Notes Payable were:

	2008	2007
Assumed proceeds from modified Convertible Notes Payable	$4,680,044	$4,680,044
Less:
Discount related to beneficial conversion feature	(1,736,550)	(1,736,550)
Net Convertible Notes Payable Balance	2,943,494	2,943,494
Add:
Discount accretion through December 31,	880,788	24,308
Net Convertible Notes Payable balance at December 31,	$3,824,282	$2,967,802

The Convertible Notes Payable represent an unsecured obligation of the Company.

Interest on the Convertible Notes Payable is adjusted quarterly based on a London Inter-Bank Offering Rate (“LIBOR”) plus 0.5% per annum, with interest only payments due on December 31st of each year during the remaining term of the Convertible Notes Payable that extends through December 31, 2011 when the note matures (unless maturity is otherwise accelerated by the Investors to any date after July 31, 2009).  As a result of the November 2007 Modifications, the effective interest rate of the Convertible Notes Payable was determined to be approximately 33%.  During the years ended December 31, 2008, 2007 and 2006, the Company recognized total interest expense of approximately $1.1 million, $5.5 million and $0.5 million, respectively.  For the years ended December 31, 2008 and 2007, total interest expense recognized by the Company included approximately $0.8 million and $5.0 million, respectively, of incremental interest expense associated with discount accretion.

10.  Deemed Dividends

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

During the quarter ended September 30, 2007, the remaining 1,400,000 warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 1,400,000 additional warrants.  As a result, the Company recorded additional non-cash deemed dividend of approximately $3.9 million that was estimated using the Black-Scholes Valuation Model

On November 28, 2007, the Company executed Amendment No. 2 to Securities Purchase Agreements and Warrants (“Amendment No. 2”) with certain of the Warrant Holders holding approximately 3.95 million of the then outstanding March 2007 Warrants wherein the Warrant Holders agreed to exercise up to 50% of their March 2007 Warrants.  In exchange, SulphCo agreed to issue the Warrant Holders additional warrants (the “November 2007 Warrants”) on a one-to-one basis with an exercise price of $7.00 per share and a term of three years.  In addition, the Warrant Holders were granted an option to exercise the remaining 50% of their March 2007 Warrants on the later of April 15, 2008, or 30 days following the 2008 Annual Meeting of Stockholders in which SulphCo’s stockholders approve an increase of 10 million authorized common shares.  If this option were exercised, then SulphCo would issue the Warrant Holders additional warrants on a one-to-one basis with an exercise price of $7.00 a share and a term of three years.  As a result of the inducement described above 1,976,570 of the March 2007 Warrants held by the Warrant Holders were exercised in November 2007 resulting in a grant of 1,976,750 additional warrants (the “November 2007 Warrants”). Based on its analysis, the Company concluded that a deemed dividend should be recorded to account for the fair value of the inducement that was transferred to the Warrant Holders computed as the fair value of the 1,976,750 November 2007 Warrants issued to the Warrant Holders.  Based on the Black-Scholes valuation prepared for this transaction, the Company recognized a non-cash deemed dividend of approximately $7.3 million.

In May 2008, 1,953,088 of the March 2007 Warrants held by the Warrant Holders were exercised resulting in the grant of 1,953,088 additional warrants (the “May 2008 Warrants”).  Based on its analysis, the Company concluded that a deemed dividend should be recorded to account for the fair value of the inducement that was transferred to the Warrant Holders computed as the fair value of the 1,953,088 May 2008 Warrants issued to the Warrant Holders.  Based on the Black-Scholes valuation prepared for this transaction, the Company recognized a non-cash deemed dividend was approximately $4.1 million.

For the years ended December 31, 2008, 2007 and 2006, the Company recognized non-cash deemed dividends of approximately $4.1 million, $24.8 million, and zero, respectively.

11.  Commitments and Contingencies

Commitments under Operating Leases

In May 2007, the Company entered into an operating lease agreement for office space in Houston, Texas having a term of 60 months.  Also in May 2007, the Company entered into operating lease agreements for facilities in Reno, Nevada and Sparks, Nevada, with each having a 36 month term.  In July 2007, the Company relocated its corporate headquarters from Reno, Nevada to Houston, Texas.  As of December 31, 2007, the Company made the decision to discontinue utilizing the Reno office space and attempted to sub-lease this space for the remaining term of the lease which extends through May 2010.  In connection with its decision to discontinue utilizing the Reno office space, the Company recognized a charge of approximately $0.3 million in 2007 which represents the total amount of the future minimum lease payments remaining under the terms of the Reno operating lease agreement. In August 2008, the Company agreed to terminate the Reno operating lease agreement for approximately $75,000, which resulted in the reversal of the remaining accrued liability for future minimum lease payments of $0.2 million during 2008.

Following is a schedule of future minimum lease payments required under non-cancelable operating lease agreements:

2009	$178,819
2010	166,243
2011	151,200
2012	75,600
2013	-
Total future minimum lease payments	$571,862

The Company recognized approximately $0.1 million, $0.7 million, and $0.4 million for net rent expense in 2008, 2007, and 2006, respectively.

Concentrations of Credit Risk

Substantially all of the Company’s cash and cash equivalents are maintained with two major U.S. financial institutions.  The majority of the Company’s cash equivalents are invested in a money market fund that invests primarily in U.S. Treasury securities and repurchase agreements relating to those instruments. Investments in this fund are not insured by or guaranteed by the Federal Deposit Insurance Corporation or any other governmental agency.  Generally, these deposits may be redeemed upon demand and therefore, management believes that they bear minimal risks.  The Company has not experienced any losses in such accounts, nor does management believe it is exposed to any significant credit risk.

Litigation Contingencies

There are various claims and lawsuits pending against the Company arising in the normal course of the Company’s business.  The following paragraphs set forth the current status of the various actions pending against the Company at December 31, 2008.

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

Talisman Litigation

In Talisman Capital Talon Fund, Ltd. v. Rudolf W.Gunnerman and SulphCo, Inc., Case No. 05-CV-N-0354-BES-RAM, the Company and Rudolf W. Gunnerman were named as defendants in a legal action commenced in federal court in Reno, Nevada. The plaintiff’s claims relate to the Company's ownership and rights to develop its "sulfur removal technology." The Company regards these claims as without merit. Discovery in this case formally concluded on May 24, 2006. On September 28, 2007, the court granted, in part, the defendants' motion for summary judgment and dismissed the plaintiff's claims for bad faith breach of contract and unjust enrichment that had been asserted against Rudolf Gunnerman. The court denied the plaintiff's motion for partial summary judgment. The trial for this matter commenced on December 1, 2008 and continued through December 12, 2008.  The court recessed the trial on December 12, 2008 prior to hearing closing arguments.  Post trial briefs were filed with the court on February 20, 2009, closing arguments were heard on March 3, 2009 and the matter has been submitted for decision.  No liability has been accrued relative to this action.

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

On September 2, 2008, the Company’s Board of Directors held a special meeting for the purpose of hearing and considering the Committee’s report and recommendation.  At that meeting, the Committee reported on its investigation and presented the Committee’s unanimous recommendation that no actions be brought by the Company based upon the matters identified in the Hendrickson Demand Letter.  The Board of Directors unanimously adopted the Committee’s recommendation.  SulphCo communicated this conclusion to Mr. Hendrickson’s counsel in mid-September 2008.

On November 6, 2008, Mr. Hendrickson re-filed the shareholder derivative claim in the 127th Judicial District Court of Harris County, Texas. The case is known as Thomas Hendrickson, Derivatively on Behalf of SulphCo, Inc. v. Rudolf W. Gunnerman, Peter W. Gunnerman, Loren J. Kalmen, Richard L. Masica, Robert Henri Charles Van Maasdijk, Hannes Farnleitner, Michael T. Heffner, Edward E. Urquhart, Lawrence G. Schafran, Alan L. Austin, Jr., Raad Alkadiri and Christoph Henkel, (Cause No. 200866743).  The Company is currently in the process of responding to this litigation.  No liability has been accrued relative to this action.

Nevada Heat Treating Litigation

On November 29, 2007, Nevada Heat Treating, Inc. (“NHT”) filed a lawsuit against the Company, Nevada Heat Treating, Inc., d/b/a California Brazing, in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No. CV07-02729.  In its complaint, NHT alleges trade secret misappropriation and breach of contract relative to certain information alleged to have been disclosed to the Company beginning in late 2006 and continuing through early 2007 pursuant to a consulting engagement with NHT.  Among other things, NHT is asserting that certain information, alleged to have been disclosed to the Company during the term of the consulting engagement, is the subject of a non-disclosure/confidentiality agreement executed at the inception of the consulting engagement.  NHT is contending that this certain information represents a trade secret that should no longer be available for use by the Company following the termination of the consulting engagement with NHT in the spring of 2007.  In connection with filing this action, NHT also filed a motion for preliminary injunction against the Company seeking to enjoin it from using certain information until the matter can be resolved through the courts. Hearings on the preliminary injunction motion took place on March 24 and 25, 2008, and May 8, 2008.  On May 8, 2008, the court ruled from the bench, at the conclusion of the hearing on the motion for preliminary injunction.  The court denied the plaintiff’s motion on grounds that the plaintiff had failed to demonstrate a probability of success on the merits of its claims.  On November 18, 2008, the Company and NHT reached a settlement wherein it was agreed that NHT would dismiss its claims and each party would bear its own costs and fees, but that NHT would preserve any claims that it might have in the future relating to its patent application.  The Company and NHT are currently memorializing the settlement agreement.  Once the settlement agreement is memorialized, the case will be dismissed.  No liability has been accrued relative to this action.

Securities and Exchange Commission Subpoena

On February 25, 2008, the Company received a subpoena from the Denver office of the Securities and Exchange Commission (the “SEC”).  The subpoena formalizes virtually identical requests the Company received in May, June and August 2007 to which the Company responded to the request for voluntary production of documents and information, including financial, corporate, and accounting information related to the following subject matters:  Fujairah Oil Technology LLC, the Company’s restatements for the first three quarterly periods of 2006 and the non-cash deemed dividend for the quarter ended March 31, 2007, and information and documents related to certain members of former management, none of whom have been employed by the Company since March 2007.  We have been advised by the SEC that, despite the subpoena and formal order of investigation authorizing its issuance, neither the SEC nor its staff has determined whether the Company or any person has committed any violation of law.  The Company intends to continue to cooperate with the SEC in connection with its requests for documents and information.

12.  Common Stock

Other than stock based compensation disclosed in Note 13 and related party transactions disclosed in Note 15, the Company had the following transactions related to its common stock during the years ended December 31, 2008, 2007, and 2006:

Year Ended December 31, 2008

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

During the quarter ended June 30, 2008, the Company entered into an equity line of credit with Azimuth Opportunity Ltd. (“Azimuth”) pursuant to a Common Stock Purchase Agreement dated April 30, 2008. Subject to the conditions set forth in that agreement, Azimuth is committed to purchase up to $60,000,000 of the Company’s common stock pursuant to draw down notices that the Company may give to Azimuth from time to time at the Company’s discretion until November 1, 2009. The price of shares sold is determined by reference to the volume weighted average price of the Company’s common stock during a 10 trading day pricing period at the time of each draw down notice, less a small discount.

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

The accounting for the reduction in the exercise price of the 2006 Warrants and the Additional Warrants is described in Note 10.

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

During the third quarter of 2007, the Company raised approximately $3.8 million through the exercise of approximately 1.4 million 2006 Warrants at an exercise price of $2.68 per share, which was a reduction from the original exercise price of $6.805 per share. As previously agreed, the 2006 Warrant Holders received approximately  1.4 million March 2007 Warrants to replace all of the 2006 Warrants that were exercised on a one to one basis. Each March 2007 Warrant expires three years from the date of issuance and entitles the holder to purchase one share of common stock at $2.68 per share.

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

Increase in Authorized Capital Stock

At a Special Meeting of Stockholders held on February 26, 2008, the Company’s stockholders approved an increase in the number of authorized shares of the Company’s capital stock to 120 million shares by increasing the authorized shares of common stock, par value $0.001 from 100 million to 110 million.

13.  Stock Plans and Share-Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”).  Under SFAS 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees.  The fair value of each option award granted under the Stock Plans is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term of options granted to employees is derived utilizing the simplified method referred to in SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”) which represents the period of time that options granted are expected to be outstanding. The Company utilizes the simplified method because it does not have historical exercise data which is sufficient to provide a reasonable basis to estimate the expected term.  The Company expects to continue utilizing the simplified method to determine the expected term until such time as it accumulates historical exercise data that will provide a sufficient basis for the Company to begin estimating the expected term for option exercises.  The expected term of options granted to non-employees is equal to the contractual term of the option as required by other accounting literature.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. For the years ended December 31, 2008, 2007 and 2006, the Company used the following information to value option grants:

	2008	2007	2006
Expected Volatility	93% - 151%	133% - 150%	117% - 147%
Expected Dividend Yield	-	-	-
Expected Term (in years)	1.5 - 9.5	5.0 – 10.0	3.0
Risk Free Rate	1.6% - 3.6%	3.6% - 5.1%	5.2%

Stock Option Plans

We maintain the 2006 Stock Option Plan (the “2006 Plan”) and the 2008 Omnibus Long-Term Incentive Plan (the “2008 Plan”), which are collectively referred to as the “Stock Plans.”  Under our Stock Plans, incentive and nonqualified stock options are granted to eligible participants. The exercise price of options granted pursuant to the Stock Plans shall be at least 100 percent of the fair value of the Company’s common stock on the date of grant. Options are generally granted for a term of 10 years and become exercisable at such times as determined by the Compensation Committee. Certain stock options provide for accelerated vesting if there is a change in control. As of December 31 2008, approximately 0.6 million shares are available for future grants of awards under the Stock Plans.

The following table summarizes the activity for our options for the 12 months ended December 31, 2008:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2007	1,790,524	$4.20
Options granted	2,131,820	$3.36
Options exercised	-	-
Options forfeited	(227,500)	$2.87
Options outstanding, December 31, 2008	3,694,844	$3.80

Options exercisable and vested	2,348,010	$4.09

Options outstanding at December 31, 2008, had a weighted average remaining contractual life of 8.6 years and are out-of-the money with no intrinsic value. Options exercisable at December 31, 2008, had a weighted average remaining contractual life of 8.2 years and are out-of-the money with no intrinsic value. The weighted average grant date fair value of stock options granted in 2008, 2007 and 2006 was $2.97, $3.49, and $5.50.

Included in the table above are 500,000 performance-based stock options granted to the Company’s CEO on June 18, 2008. The performance based stock options have an exercise price of $3.28, a term of ten years from the grant date and vest in full within 18 months subject to achievement of certain commercial milestones.  If the commercial milestones are not achieved by December 18, 2009, the entire award will be forfeited. The weighted average fair value of each performance-based stock option was $2.97 and was estimated using the Black-Scholes option pricing model consistent with the weighted average assumptions included in the table above. As of December 31, 2008, the Company has recorded approximately $0.5 million for the performance-based stock options as the Company considers it probable that the commercial milestones will be achieved.  The Company will assess the probability of the achievement of the commercial milestones at the end of each reporting period.  If the Company determines that achievement of the commercial milestones by December 18, 2009 is not probable, a cumulative adjustment will be recorded  to reverse stock-based compensation recognized since the grant date.

Other Options

In addition to options available for issuance under the Stock Plans, the Company has previously granted other options and warrants (the “Other Options”) to non-employees and consultants.  The following table provides additional information related to the Other Options:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2007	50,000	$6.03
Options granted	50,000	$2.47
Options exercised	-	-
Options forfeited/cancelled	-	-
Options outstanding, December 31, 2008	100,000	$4.25

Options exercisable and vested	75,000	$4.84

The weighted average grant date fair value of Other Options granted in 2008 and 2007 was $2.22 per share and $3.97 per share, respectively.  Other Options outstanding at December 31, 2008, had a weighted average remaining contractual life of 3.4 years and no intrinsic value.  Other Options exercisable at December 31, 2008, had a weighted average remaining contractual life of 2.1 years and no intrinsic value.

Summary Option Information

The following table summarizes information about all stock options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
$1.00 - $1.99	60,000	9.9	$1.28	25,000	9.9	$1.23
$2.00 - $2.99	447,452	7.7	$2.64	237,452	6.8	$2.61
$3.00 - $3.99	2,791,868	8.9	$3.62	1,665,034	8.7	$3.74
$4.00 - $4.99	200,000	9.0	$4.96	200,000	9.0	$4.96
$5.00 - $5.99	120,524	8.9	$5.49	120,524	8.9	$5.49
$6.00 - $6.99	50,000	1.9	$6.03	50,000	1.9	$6.03
$7.00 - $9.99	125,000	0.4	$9.03	125,000	0.4	$9.03
	3,794,844			2,423,010

The weighted average grant date fair value of stock options granted in 2008 and 2007 was $2.97 per share and $3.49 per share, respectively. The total intrinsic value of options and warrants exercised during the years ended December 31, 2008, 2007 and 2006 was approximately zero, $0.8 million, and zero, respectively.  Cash received from all option and warrant exercises under all share-based payment arrangements for the years ended December 31, 2008, 2007 and 2006 was approximately zero, $0.2 million, and zero, respectively.  There were no tax benefits realized for tax deductions resulting from option and warrant exercises of share-based payment arrangements for the year ended December 31, 2007.

As of December 31, 2008, there was approximately $2.1 million of total unrecognized compensation cost related to non-vested options.  That cost is expected to be recognized on a straight line basis over the weighted average vesting period of approximately 0.8 years.

Restricted Stock Grants – Directors, Officers and Employees

Year Ended December 31, 2008

During the year ended December 31, 2008, the Company did not grant any shares of restricted stock to directors, officers or employees.

Year Ended December 31, 2007

During the year ended December 31, 2007, the Company granted 220,206 shares of its restricted common stock to members of the Board of Directors in lieu of its annual cash retainer.  Additionally, the Company also made grants of 93,353 restricted shares of common stock to two Board members who joined the Board in 2007.   In connection with these grants, the Company recognized a charge of approximately $0.7 million.  The Company rescinded a total of 193,353 current and prior year restricted stock grants.  As of December 31, 2007, all grants of restricted shares were fully vested and there were no unrecognized compensation costs relating to restricted share grants.

Year Ended December 31, 2006

During the years ended December 31, 2006, the Company granted 200,000 shares of its restricted stock to officers and directors for which it recognized charges of approximately $1.6 million  respectively.  As of December 31, 2006, all grants of restricted shares were fully vested and there were no unrecognized compensation costs relating to restricted share grants.

Restricted Stock Grants – Non-Employees

Year ended December 31, 2008

During the year ended December 31, 2008, the Company granted 50,000 shares of restricted stock to non-employees for which it recognized a charge of approximately $0.1 million.  As of December 31, 2008, all grants of restricted shares were fully vested and there were no unrecognized compensation costs relating to restricted share grants.

Year ended December 31, 2007

During the year ended December 31, 2007, the Company did not grant any shares of restricted stock to non-employees.

Year ended December 31, 2006

 During the year ended December 31, 2006, the Company granted 17,500 shares of restricted stock to non-employees for which it recognized a charge of approximately $0.1 million.  As of December 31, 2008, all grants of restricted shares were fully vested and there were no unrecognized compensation cost relating to restricted share grants.

Total Share Based Compensation

During the years ended December 31, 2008, 2007 and 2006, the Company recognized total share-based compensation (for grants of stock options, warrants and restricted stock) of approximately $5.2 million, $4.3 million and $2.8 million, respectively.

14.  Employee Benefit Plans

During the year ended December 31, 2007, the Company adopted a qualified defined contribution retirement plan (the “401(k) Plan”) for full-time employees.  The 401(k) Plan provides participants the opportunity to make contributions ranging from 1 percent to 15 percent of their covered salaries or wages.  The Company makes an annual minimum contribution to the 401(k) Plan equal to 3 percent of the covered participant’s salaries and wages. During the years ended December 31, 2008 and 2007, the Company made or accrued minimum contributions to the 401(k) plan of  approximately $0.1 million and $0.1 million, respectively. In addition to the annual minimum contribution the Company can make discretionary contributions. During the years ended December 31, 2008 and 2007, no such discretionary contributions were made.

15.  Related Party Transactions

Other than share-based compensation as detailed in Note 13, the following discussion sets forth related party transactions occurring in the years 2008, 2007, and 2006.

During the years ended December 31, 2008, 2007 and 2006, the Company made payments totaling approximately $1.1 million, $1.3 million and $7,500, respectively to Maerkisches Werk Halver, GmbH (“MWH”) in connection with ongoing probe development activities.  Edward E. Urquhart, a member of the Company’s Board of Directors since August 2006, has been the Chief Executive Officer of MWH since July 2003.

Historically, the Company had maintained a consulting contract with RWG, Inc., a company wholly-owned by Dr. Rudolf W. Gunnerman, the Company’s former Chairman and CEO.  This contract was terminated in January 2007 contemporaneous with Dr. Gunnerman’s dismissal from the Company.  During the years ended December 31, 2008, 2007 and 2006, the total expense recognized by the Company under this arrangement was zero, $0.2 million, and $0.6 million, respectively.  Of the amount paid during the year ended December 31, 2007, $200,000 was paid in connection with a settlement in the second quarter of 2007 between the Company and Dr. Gunnerman.

Beginning in 2005, the Company had a consulting agreement with Peak One Consulting, Inc., a company wholly-owned by Richard L. Masica, a Director of the Company until his retirement from the Company’s Board of Directors in June 2007.  No amounts were paid to Mr. Masica under this consulting agreement during the years ended December 31, 2008 and 2007.  During the year ended December 31, 2006, the Company paid Mr. Masica approximately $30,000 in fees for management and technical consulting and approximately $3,000 in travel related expenses, respectively, pursuant to this agreement.

The Company had a consulting arrangement with a Director, Michael T. Heffner, who was paid approximately $49,000 in technical consulting fees and approximately $5,000 in travel related expense reimbursements in 2006. This agreement was terminated in the second quarter of 2006.  On April 15, 2007, the Company entered into a month-to-month operating lease agreement with Mr. Heffner.  Under the lease agreement, the Company leased a furnished apartment for the use of Company officers in Reno, Nevada for $1,500 per month. The Company terminated this agreement effective September 30, 2007.  During the year ended December 31, 2007, the Company recognized approximately $8,000 in lease expense relative to this agreement.

In April 2007, the Company entered into a consulting contract with Vincent van Maasdijk, the son of Robert van Maasdijk who is the Chairman of the Company’s Board of Directors, to serve as a project manager. As a project manager, Mr. van Maasdijk’s responsibilities include overseeing the installation and testing of commercial Sonocracking units at various locations assigned by the Company.  Under the current terms of the contract, Mr. van Maasdijk receives a monthly payment of approximately $7,000 plus reimbursement of all reasonable out-of-pocket expenses, in accordance with the Company’s applicable policies and procedures.  The agreement ends in April 2009 at which time the Company and Mr. van Maasdijk have agreed to review the status of any ongoing services to determine whether the parties wish to enter into an extension of the agreement. For the years ended December 31, 2008 and 2007, the total expense recognized by the Company under this arrangement was approximately $103,000 and $78,000, respectively.

 During the years ended December 31, 2008 and 2007, the Company paid approximately $6,000 and $10,000, respectively, in interest expense to Edward G. Rosenblum, a member of the Company’s Board of Directors, in connection with approximately $166,000 principal balance of the Company’s Convertible Notes Payable, held by Mr. Rosenblum.  Mr. Rosenblum acquired his interest in the Company’s Convertible Notes Payable prior to joining our Board of Directors in August 2007.

Total related party expenses were approximately $1.3 million, $1.6 million, and $4.2 million in 2008, 2007, and 2006 respectively.  Total related party cash payments were approximately $1.3 million, $1.6 million and $1.9 million in 2008, 2007, and 2006, respectively.

16. Quarterly Financial Information (Unaudited)

Summarized unaudited quarterly financial information for the years ended December 31, 2008, 2007 and 2006 is noted below (in thousands, except for per share amounts):

2008	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Net revenues	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Net (loss)	$(6,874)	$(8,973)	$(4,866)	$(4,547)

Net (loss) per share – basic and diluted (a)	$(0.09)	$(0.11)	$(0.05)	$(0.05)

2007	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Net revenues	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Net (loss)	$(14,513)	$(8,883)	$(8,367)	$(9,719)

Net (loss) per share – basic and diluted (a)	$(0.20)	$(0.12)	$(0.11)	$(0.22)

2006	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Net revenues	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Net loss	$(9,180)	$(18,452)	$(5,724)	$(5,766)

Net loss per share – basic and diluted (a)	$(0.14)	$(0.25)	$(0.08)	$(0.08)

(a) The sum of the individual quarterly earnings (loss) per share may not agree with year-to-date earnings (loss) per share as each quarterly computation is based on the income or loss for that quarter and the weighted average number of common shares outstanding during that period.