Form 10-Q
period 2009-03-31
SULPHCO INC
filed 2009-05-07
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
______
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................March 31, 2009
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☑   Non-accelerated filer  ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2009

Common Stock, par value $.001	89,944,029 shares

SulphCo, Inc.

		Page

Part I – Financial Information

Item 1.	Financial Statements
	Condensed Balance Sheets (unaudited)	3
	Condensed Statements of Operations (unaudited)	4
	Condensed Statements of Cash Flows (unaudited)	5
	Notes to Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

Part II – Other Information
Item 1.	Legal Proceedings	21
Item 6.	Exhibits	21

 PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED BALANCE SHEETS
March 31, 2009 and December 31, 2008
(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$13,828,261	$17,567,848
Prepaid expenses and other	420,502	546,239
Total current assets	14,248,763	18,114,087

Property and Equipment (net of accumulated depreciation of $1,102,919 and $1,066,096, respectively)	300,905	294,522

Other Assets
Intangible assets (net of accumulated amortization of $180,465 and $159,971, respectively)	1,004,937	993,829
Other	254,445	254,445

Total other assets	1,259,382	1,248,274
Total assets	$15,809,050	$19,656,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,712,674	$1,823,033
Refundable deposit	550,000	550,000
Late registration penalty (including accrued interest)	373,870	624,811
Convertible notes payable, net of discount	4,073,768	3,824,282
Total current liabilities	6,710,312	6,822,126

Long-term Liabilities	-	-

Total liabilities	6,710,312	6,822,126

Commitments and Contingencies (see Note 5)

Stockholders' Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value); none issued	-	-
Common stock: 110,000,000 shares authorized ($0.001 par value); 89,944,029 and 89,919,029 shares issued and outstanding, respectively	89,944	89,919
Additional paid-in capital	158,844,662	157,992,101
Deficit accumulated during the development stage	(149,835,868)	(145,247,263)
Total stockholders' equity	9,098,738	12,834,757
Total liabilities and stockholders' equity	$15,809,050	$19,656,883

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS
For the Three month Periods ended March 31, 2009 and 2008
and the Period from Inception to March 31, 2009
(unaudited)

	Three months Ended March 31,		Inception to
	2009	2008	March 31, 2009
Revenue
Sales	$-	$-	$42,967
Expenses
Selling, general, and administrative expenses	(3,498,253)	(5,629,368)	(71,435,395)
Research and development expenses:
Fujairah test facility	(108,584)	(38,016)	(23,641,126)
Other	(732,463)	(936,757)	(17,575,597)
Loss on joint venture	-	-	(136,095)
Loss on disposal of asset	-	-	(221,711)
Loss on impairment of asset	-	-	(233,900)
Total operating expenses	(4,339,300)	(6,604,141)	(113,243,824)
Loss from operations	(4,339,300)	(6,604,141)	(113,200,857)

Other income (expense)
Interest income	11,267	40,971	1,167,982
Interest expense	(260,572)	(310,615)	(8,179,290)
Other	-	-	(766,868)
Net loss	(4,588,605)	(6,873,785)	(120,979,033)

Deemed Dividend	-	-	(28,856,835)

Net loss attributable to common stockholders	$(4,588,605)	$(6,873,785)	$(149,835,868)

Loss per share - basic and diluted	$(0.05)	$(0.09)

Weighted average shares - basic and diluted	89,934,862	80,848,759

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS
For the Three month Periods Ended March 31, 2009 and 2008
 and for the Period from Inception to March 31, 2009
(unaudited)

	Three months Ended
	March 31,		Inception to
	2009	2008	March 31, 2009
Cash Flows From Operating Activities
Net loss	$(4,588,605)	$(6,873,785)	$(120,979,033)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	57,318	59,117	1,465,163
Accretion of note payable discount	249,486	216,368	6,130,274
Stock-based compensation	852,586	2,786,210	20,563,321
Other	3,622	-	2,273,315
Changes in:
Receivables	-	-	(118,657)
Prepaid expenses and other	122,115	(366,597)	(358,774)
Accounts payable and accrued expenses	(110,359)	621,948	1,634,864
Refundable deposit	-	-	333,353
Accrued fees and interest	(250,941)	94,247	(38,949)
Net cash used in operating activities	(3,664,778)	(3,462,492)	(89,095,123)
Cash Flows From Investing Activities
Purchase of property and equipment	(43,206)	(11,091)	(1,436,539)
Investments in joint ventures and subsidiaries	-	-	(361,261)
Payment of deposits	-	-	(36,822)
Investments in intangible assets	(31,603)	(71,367)	(1,201,244)
Net cash used in investing activities	(74,809)	(82,458)	(3,035,866)
Cash Flows from Financing Activities
Proceeds from issuance of stock, net of offering costs	-	-	95,168,890
Proceeds from issuance of related party notes payable	-	-	11,000,000
Proceeds from stock subscriptions	-	-	4,240,887
Proceeds from issuance of line of credit	-	-	750,000
Return on capital	-	-	(118,427)
Principal payments on related party notes payable	-	-	(3,250,000)
Decrease in related party receivable	-	-	1,359,185
Payments on contract payable	-	-	(250,000)
Principal payments on line of credit	-	-	(750,000)
Principal payments on advance from related party	-	-	(2,191,285)
Net cash provided by financing activities	-	-	105,959,250
Net change in cash and cash equivalents	(3,739,587)	(3,544,950)	13,828,261
Cash and cash equivalents at beginning of period	17,567,848	7,430,138	-
Cash and cash equivalents at end of period	$13,828,261	$3,885,188	$13,828,261

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS - Continued
For the Three month Periods Ended March 31, 2009 and 2008
and for the Period from Inception to March 31, 2009
(unaudited)

Supplemental information and non-cash transactions

Cash paid for interest	$92,407	$-	$1,477,840

Cash paid for income taxes	$-	$-	$-

The Company had the following non-cash investing and financing activities:
Extinguishment of related party note payable	$-	$-	$5,000,000
Extinguishment of convertible notes payable	-	-	4,680,044
Issuance of stock for convertible notes payable	-	-	319,956
Non-cash deemed dividend	-	-	28,856,835

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS
March 31, 2009
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

2.	Convertible Notes Payable

At March 31, 2009 and December 31, 2008, the Company had outstanding convertible notes payable of approximately $4.7 million (the “Convertible Notes Payable”).  The Convertible Notes Payable is presented net of the unamortized discount related to a beneficial conversion feature present in the terms of the note.  The discount is being accreted into the statement of operations as incremental interest expense using the effective interest method through July 31, 2009, after which time the note holders have the ability to require payment of any outstanding principal and accrued interest by opting to accelerate the maturity of the Convertible Notes Payable.

As of March 31, 2009, the net balance of the Note Payable is:

March 31, 2009
Assumed proceeds from modified Convertible Notes Payable	$4,680,044
Less:
Discount related to beneficial conversion feature	(1,736,550)
Net Convertible Notes Payable balance	2,943,494
Add:
Discount accretion through March 31, 2009	1,130,274
Net Convertible Notes Payable balance at March 31, 2009	$4,073,768

The Convertible Notes Payable represents an unsecured obligation of the Company.

Interest on the Convertible Notes Payable is adjusted quarterly based on a London Inter-Bank Offering Rate (“LIBOR”) plus 0.5% per annum, with interest only payments due on December 31st of each year during the remaining term of the Convertible Notes Payable that extends through December 31, 2011 when the notes mature (unless maturity is otherwise accelerated by the note holders to any date after July 31, 2009).  For the three months ended March 31, 2009 and 2008, the Company recognized total discount accretion expense of approximately $0.2 million and $0.2 million, respectively.

3.	Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  Potentially dilutive securities include options and warrants to acquire the Company’s common stock and convertible debt.  As of March 31, 2009, there were approximately 11.4 million shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were disregarded in the computations of diluted net loss per share for the three month periods ended March 31, 2009 and 2008, because inclusion of such potentially dilutive securities would have been anti-dilutive.

4.	Stock Plans and Stock-Based Compensation

In accordance with the provisions of SFAS 123R, the Company records stock-based compensation expense for all share-based payment arrangements, including stock options, warrants and restricted stock grants.  The fair value of each option award granted is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term of options granted to employees is derived utilizing the simplified method referred to in SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”) which represents the period of time that options granted are expected to be outstanding. The Company utilizes the simplified method because it does not have historical exercise data which is sufficient to provide a reasonable basis to estimate the expected term. The Company expects to continue utilizing the simplified method to determine the expected term until such time as it accumulates historical exercise data that will provide a sufficient basis for the Company to begin estimating the expected term for option exercises.  The expected term of options granted to non-employees is equal to the contractual term of the option.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant.

Total stock-based compensation for the three month periods ended March 31, 2009 and 2008, was approximately $0.8 million and $2.8 million, respectively.

Stock Option Grants – Directors, Officers and Employees

During the three month periods ended March 31, 2009 and 2008, the Company granted 450,000 and 977,534 stock options, respectively, to its directors, officers and employees.  The stock-based compensation expense for these stock options for the three month periods ended March 31, 2009 and 2008 was approximately $0.2 million and $2.5 million.  The fair value of these stock options was estimated using the Black-Scholes options pricing model with the following assumptions:

Three Months Ended March 31, 2009 and 2008	2009	2008
Valuation Assumptions:
Expected Term (years)	5	1.5 – 6.5
Expected Volatility	127.9% - 157.2%	93.5% - 150.8%
Expected Dividend Rate	-	-
Risk Free Interest Rate	1.45% - 2.16%	1.6% - 3.16%
Weighted Average Grant Date Fair Value	$0.52 - $0.81	$2.18 - $3.69

5.	Commitments and Contingencies

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

The following paragraphs set forth the status of litigation as of March 31, 2009.

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

Talisman Litigation

In Talisman Capital Talon Fund, Ltd. v. Rudolf W.Gunnerman and SulphCo, Inc., Case No. 05-CV-N-0354-BES-RAM, the Company and Rudolf W. Gunnerman were named as defendants in a legal action commenced in federal court in Reno, Nevada. The plaintiff’s claims relate to the Company's ownership and rights to develop its "sulfur removal technology." The Company regards these claims as without merit. Discovery in this case formally concluded on May 24, 2006. On September 28, 2007, the court granted, in part, the defendants' motion for summary judgment and dismissed the plaintiff's claims for bad faith breach of contract and unjust enrichment that had been asserted against Rudolf Gunnerman. The court denied the plaintiff's motion for partial summary judgment. The trial for this matter commenced on December 1, 2008 and continued through December 12, 2008.  The court recessed the trial on December 12, 2008 prior to hearing closing arguments.  Post trial briefs were filed with the court on February 20, 2009, closing arguments were heard on March 3, 2009, and the matter has been submitted for decision.  No liability has been accrued relative to this action.

Hendrickson Derivative Litigation

On January 26, 2007, Thomas Hendrickson filed a shareholder derivative claim against certain current and former officers and directors of the Company in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe. The case is known as Thomas Hendrickson, Derivatively on Behalf of SulphCo, Inc. v. Rudolf W. Gunnerman, Peter W. Gunnerman, Loren J. Kalmen, Richard L. Masica, Robert Henri Charles Van Maasdijk, Hannes Farnleitner, Michael T. Heffner, Edward E. Urquhart, Lawrence G. Schafran, Alan L. Austin, Jr., Raad Alkadiri and Christoph Henkel, Case No. CV07-00137, Dept. No. B6.  The complaint alleges, among other things, that the defendants breached their fiduciary duty to the Company by failing to act in good faith and diligence in the administration of the affairs of the Company and in the use and preservation of its property and assets, including the Company’s credibility and reputation.  On April 12, 2007 the Company and individual defendants filed a motion to dismiss, based upon the plaintiff’s failure to make a demand upon the Board and failure to state a claim.  On July 10, 2007, the Company received notice that a stipulation (the “Stipulation”) of voluntary dismissal without prejudice had been entered, with an effective date of July 3, 2007, regarding this action.  The Stipulation provides that in connection with the dismissal of this action each of the parties will bear their own costs and attorney fees and thereby waive their rights, if any, to seek costs and attorney fees from the opposing party.  Further, neither the plaintiff nor his counsel has received any consideration for the dismissal of this action.

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

On November 6, 2008, Mr. Hendrickson re-filed the shareholder derivative claim in the 127th Judicial District Court of Harris County, Texas. The case is known as Thomas Hendrickson, Derivatively on Behalf of SulphCo, Inc. v. Rudolf W. Gunnerman, Peter W. Gunnerman, Loren J. Kalmen, Richard L. Masica, Robert Henri Charles Van Maasdijk, Hannes Farnleitner, Michael T. Heffner, Edward E. Urquhart, Lawrence G. Schafran, Alan L. Austin, Jr., Raad Alkadiri and Christoph Henkel, (No. 200866743).  The Company has responded to this litigation by moving to dismiss and the individual defendants have responded by moving to dismiss for lack of personal jurisdiction.  No liability has been accrued relative to this action.

Nevada Heat Treating Litigation

On November 29, 2007, Nevada Heat Treating, Inc. (“NHT”) filed a lawsuit against the Company, Nevada Heat Treating, Inc., d/b/a California Brazing, in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No. CV07-02729.  In its complaint, NHT alleges trade secret misappropriation and breach of contract relative to certain information alleged to have been disclosed to the Company beginning in late 2006 and continuing through early 2007 pursuant to a consulting engagement with NHT.  Among other things, NHT is asserting that certain information, alleged to have been disclosed to the Company during the term of the consulting engagement, is the subject of a non-disclosure/confidentiality agreement executed at the inception of the consulting engagement.  NHT is contending that this certain information represents a trade secret that should no longer be available for use by the Company following the termination of the consulting engagement with NHT in the spring of 2007.  In connection with filing this action, NHT also filed a motion for preliminary injunction against the Company seeking to enjoin it from using certain information until the matter can be resolved through the courts. Hearings on the preliminary injunction motion took place on March 24 and 25, 2008, and May 8, 2008.  On May 8, 2008, the court ruled from the bench, at the conclusion of the hearing on the motion for preliminary injunction.  The court denied the plaintiff’s motion on grounds that the plaintiff had failed to demonstrate a probability of success on the merits of its claims.  On November 18, 2008, the Company accepted a formal settlement offer from NHT wherein it was agreed that NHT would dismiss its claims and each party would bear its own costs and fees, but that NHT would preserve any claims that it might have in the future relating to its patent application.  On March 2, 2009, the Company filed notice with the Court that it had accepted the formal settlement offer.  On April 1, 2009, the Court entered a judgment consistent with the terms of the formal settlement offer and the matter has been concluded.  No liability was accrued relative to this action.

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

6.	Related Party Transactions

During the three month periods ended March 31, 2009 and 2008, the Company made payments of approximately $21,000 and $0.3 million, respectively, to Märkisches Werk Halver, GmbH (“MWH”) in connection with ongoing probe development activities under an existing agreement. Edward E. Urquhart, a member of the Company’s Board of Directors since August 2006, has been the Chief Executive Officer of MWH since July 2003.

The Company had a consulting contract with Vincent van Maasdijk, the son of Robert van Maasdijk who  has been a member of the Company’s Board of Directors since April 2005 and Chairman of the Board from January 2007 to April 2009, to serve as a project manager. As a project manager, Mr. van Maasdijk’s responsibilities included overseeing the installation and testing of commercial Sonocracking™ units at various locations assigned by the Company.  Under the terms of the contract, Mr. van Maasdijk received a monthly payment of approximately $7,000 plus reimbursement of all reasonable out-of-pocket expenses, in accordance with the Company’s applicable policies and procedures.  For the three month periods ended March 31, 2009 and 2008, the total expense recognized by the Company under this arrangement was approximately $22,000 and $20,000, respectively. In April of 2009, both parties mutually agreed not to renew the contract.

7.	New Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method as described by SFAS No. 128, Earnings per Share. The provisions of FSP EITF 03-6-1 are required for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 in the first quarter of 2009 did not have a material impact on the Company’s computation of earnings per share.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 addresses the determination of whether provisions that introduce adjustment features (including contingent adjustment features) would prevent treating a derivative contract or an embedded derivative on a company’s own stock as indexed solely to the company’s stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 in the first quarter of 2009 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (revised 2007) (“SFAS 141R”). SFAS 141R replaces SFAS 141 and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The adoption of SFAS 141R will not have a material impact on the Company’s financial statements unless it makes an acquisition of a business.

Recently Issued Accounting Standards

In April 2009, the FASB issued three concurrent Staff Positions, which included: (i) Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2, (ii) Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for an Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4, and (iii) Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments, or FSP FAS 107-1. All three of these FASB Staff Positions are effective for periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 115-2, FSP FAS 157-4 and FSP FAS 107-1 is required to occur concurrently. The adoption of all three of these standards in the second quarter of 2009 will not have a material impact on the Company’s financial statements.

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

Houston, Texas

We continue to be in discussions with potential North American customers.  In anticipation of the need for processing capacity in North America, we shipped a 15,000 barrel per day (“Bpd”) Sonocracking™ unit from Europe to Houston. The Sonocracking™ unit arrived in Houston during May 2008.  That unit remains available for installation at a facility upon execution of appropriate customer agreements. There can be no assurance that the Company will enter into any such agreements.

Research and development activities in SulphCo’s Houston facility have been centered around five principal areas: 1) the refinement of catalyst and additive packages for the Sonocracking™ process to ensure consistent and reproducible results both in the laboratory and in field testing, 2) the generation of detailed data packages for customer applications, 3) the building and performance validation of a laboratory pilot scale unit (with flow rates of 1 – 15 gallons per minute) which will provide potential customers with laboratory scale data replicating the performance of a commercial scale Sonocracking™ unit, 4) the building and commissioning of two mobile units capable of processing up to 5,000 Bpd of crude oil and petroleum products that can quickly be installed at a potential customer’s site, and 5) the testing and evaluation of current and next-generation ultrasound probe, reactor, and control systems developed and supplied by Märkisches Werk Halver, GmbH (“MWH”).

We have developed a pilot scale continuous flow laboratory unit for our Sonocracking™ process. During the third quarter of 2008, we conducted extensive testing with this unit as well as in a batch reactor environment. These trials incorporated new probe and reactor technology along with different catalysts and additives designed to provide consistent and reproducible results from the Sonocracking™ process. Potential customers have supplied a variety of crudes in various quantities for laboratory testing. During October of 2008, we conducted a series of focused trials on a potential customer’s crude oil for which we had conducted field trials in May and June of 2008.  In these laboratory trials, we were able to consistently produce a 25%-30% sulfur reduction with this customer’s crude oil. Furthermore, we were also able to demonstrate clearly the chemical conversion of several sulfur compounds from the thiophenic form to the sulfone form. This conversion was borne out by further processing, through which we were able to consistently and reliably produce more than a 50% sulfur reduction in this crude oil. We extended the series of tests to several other crude oils and observed in most streams the same level of sulfur reduction as described above. We have also produced American Petroleum Institute (“API”) gravity shifts of up to 3 – 4 points in some crude oils which indicates a shift towards lighter, more valuable streams.  Although those improvements represent an incremental economic benefit to the overall process, that is not the primary focus of our current efforts. Additionally, we have performed several series of tests in the laboratory on diesel fuels from a variety of crude oils and sources. In this testing we observed significant conversion of sulfur compounds to an oxidized form and with complete treatment attained sulfur reductions in a typical range of 75% or more.  For example, in one diesel fuel with a starting sulfur value of 3,160 parts per million (“ppm”), after treatment the fuel contained only 800 ppm sulfur. We also measured a 1-2 point shift upwards in the API gravity of those streams. We will continue conducting extensive laboratory testing on potential customers’ crude oils and products during the second quarter of 2009 and beyond. If such tests are successful on a laboratory scale, we anticipate moving to field testing and/or commercial operating agreements with such potential customers.

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

European Testing Activities

We met with our European testing partner in November 2008 and provided a detailed presentation of our Sonocracking™ technology to its technical team. We have conducted several trials with this partner over the course of the past 18 months, but we were previously unable to provide the partner with a clear and detailed demonstration of our technology. This time, however, by using much of the sulfur speciation data generated from our laboratory and field trials in the Southeastern United States, we were able to successfully demonstrate to our testing partner the positive effects of our process on the properties of the sulfur compounds in crude oil. The focus is now centered around the effect of the changes on the downstream processing in the testing partner’s refineries. We were able to successfully present clear benefits in terms of 1) immediate sulfur reduction in the crude oil, 2) reducing the sulfur content of the lower boiling and higher value fractions of the crude oil (e.g., naphtha, kerosene, diesel), 3) reducing the severity of the hydro-treating process and 4) potentially reducing the carbon footprint of the downstream process. At this technical meeting we immediately agreed to work on parallel paths in the laboratory and back in the field at the testing partner’s site. In late December 2008, the Company shipped a laboratory scale Sonocracking™ unit from Houston to the facilities of the European testing partner, where laboratory scale trials were conducted during the week of January 12, 2009 on a variety of crude oils and crude oil products under the supervision of Dr. Florian J. Schattenmann, SulphCo’s CTO, and a SulphCo senior chemist. The purpose of the laboratory trials was to define the relevant process parameters and appropriate operating conditions for the field trials that were conducted during the week of January 26, 2009.  Based on the promising results of these recent laboratory and field trials, we have turned our focus on developing application specific data with our European testing partner.  A series of detailed technology trials has been scheduled with our European testing partner and we expect that those trials will be completed in the second quarter of 2009. The technical results from those trials will be used to evaluate the economics and commercial impact of the Sonocracking™ technology in several specific applications.  Once those evaluations are completed we expect to make a decision on where to implement the Sonocracking™ technology in the European testing partners’ system. While the Company is encouraged by this recent progress, there can be no assurance that the Company will be successful in implementing any commercial agreements.

Middle East

On July 10, 2008, we announced an agreement with Amira Group Company LLC (“Amira”), a U.S.-based oil and gas services company, granting Amira an exclusive distributorship in certain regions of the Middle East and North Africa and certain customer specific opportunities (the "Amira Sales Territories"). The Company and Amira personnel have made formal presentations to several prospective customers within the Amira Sales Territories, providing technical and commercial information on the Sonocracking™ process.  During the third and fourth quarters of 2008, SulphCo and Amira personnel narrowed these discussions to key, strategic potential customers, and those discussions have focused primarily on issues relating to proposed installation of Sonocracking™ units at customer sites. Currently, the Company has not entered into any customer agreements.

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

Subsequent to the initial discussions with the customer, an unanticipated event occurred which has led to delays in reaching a final Placement Agreement. The customer experienced a turnover in key management and operating personnel, leading to a decision that a further review be conducted prior to implementing SulphCo’s technology within its refineries. That review would require the customer’s personnel first witness testing of a relevant crude oil at either the Company’s Houston or Fujairah facilities and based on those results, the customer would determine how the implementation of the Sonocracking™ process at its refinery sites would proceed.  In furtherance of this process, the Company conducted testing at its Houston facility on relevant crude oils during the third quarter of 2008 and has, through Isis, delivered the test results to the customer. In addition, because some of the relevant crude oils are of Middle Eastern origin, the Company has advised the customer that the Company is prepared to conduct additional testing in Fujairah, provided, the customer is able to supply the crude oil to the facility in Fujairah. Alternatively, the Company has invited the customer’s personnel to observe the testing of relevant crude oil at the Company’s Houston location. We understand, through Isis, that the customer has agreed to deliver samples to our Houston facility where they will witness testing. To date, those samples have not been procured and a date has not been set for testing in Houston. Once the samples have been obtained, we will schedule the appropriate testing in Houston and expect testing to occur sometime in 2009.

Fujairah

The Company had originally scheduled additional rounds of testing at the Fujairah facility during the second quarter of 2008 for the benefit of potential customers to allow them to observe the Sonocracking™ technology first hand.  However, at the request of the potential customers the scheduled tests were put on hold. The Company is now prepared to conduct a new round of validation testing at the Fujairah facility during 2009 utilizing the latest generation probe technology and employing the newly developed catalyst and additive packages. The ultimate timing of those trials depends entirely on the requirements of the potential customers. In addition, the Company is currently in the process of securing sufficient crude oil and residual fuel oil for independent validation testing in Fujairah.

South America

Testing on crude oil and petroleum product streams provided by companies in South America is ongoing in SulphCo’s Houston, Texas facilities. Initial observations are consistent with results achieved in oils originating from other areas of the world. These results have created interest from refiners and producers.  During the first quarter of 2009, SulphCo’s distributor in Colombia, Ecuador, and Peru, J.W. Tecnologia Servicios Petroleros S.A.C. arranged meetings with petroleum producers and refiners in that region to discuss testing results in greater detail. Based on positive feedback from these meetings, a proposal for collaboration has been sent to one potential customer and it is anticipated that at least one more proposal will be sent out to another potential customer in South America (excluding Brazil) within the next quarter. It is anticipated these proposals will lead to collaboration on application specific technology developments and commercial scale demonstrations. Further, as a result of laboratory tests on samples provided by a large producer/refiner in Brazil, similar detailed technology meetings were held in that country. A proposal for collaboration has been sent to the potential customer in Brazil and we are waiting for initial feedback. As is the case with other potential customers in South America, it is anticipated these proposals will lead to collaboration on application specific technology developments and commercial scale demonstrations. There can be no assurance that the Company will enter into any such agreements.

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

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Research and Development Expenses

For the three month period ended March 31, 2009, we incurred expenses of approximately $0.7 million, related to research and development of our Sonocracking™ technology.  This compares to expenses of approximately $0.9 million for the comparable period in 2008.  The decrease of $0.2 million in the most recent quarter relative to the prior year quarter is primarily due to a reduction in expenditures related to the development of the ultra-sonic probe and reactor assemblies in the first quarter of 2009. The ultrasonic-probes and reactor assemblies have been developed to a point suitable for their expected application and the Company does not expect to incur significant expenses on further development of the ultrasonic-probes and reactor assemblies through the end of 2009.

During the three month period ended March 31, 2009, we incurred expenses of approximately $109,000, related to the test facility in Fujairah, UAE.  This compares to expenses of approximately $38,000 for the comparable period in 2008.

Selling, General and Administrative Expenses

For the three month period ended March 31, 2009, we incurred approximately $3.5 million in selling, general and administrative expenses.  This compares to expenses of approximately $5.6 million for the comparable period in 2008.

Stock-based compensation was approximately $0.8 million for the three month period ended March 31, 2009. This compares to stock-based compensation of approximately of $2.8 million for the comparable period in 2008.

Legal fees were approximately $0.6 million for the three month period ended March 31, 2009.  This compares to expenses of approximately $0.9 million for the comparable period in 2008. We expect to continue to incur litigation fees through the end of 2009.

Consulting fees, payroll and related expenses were approximately $1.0 million for the three month period ended March 31, 2009.  This compares to expenses of approximately $1.0 million for the comparable period in 2008.

The remainder of the amounts incurred relate to normal recurring operating expenses such as lease expense, utilities, marketing, and investor relations.

Interest Expense

Interest expense was approximately $0.3 million for the three month period ended March 31, 2009, reflecting decreases of approximately 16% over comparable periods in 2008.  The 16% period over period reduction is primarily attributable to a reduction of the interest bearing principal portion of the late registration fees over the last two quarters offset by an increase in discount accretion compared to the prior period.

Liquidity and Capital Resources

As of March 31, 2009, we had approximately $13.8 million in available cash reserves, approximately $4.7 million of convertible notes payable, and a historical average monthly cash burn rate of approximately $1.3 million over the past 15 months.  The convertible notes have a stated maturity date of December 31, 2011, except the note holders have the right to accelerate the maturity date to any date after July 31, 2009.  In response to the deteriorating capital markets and in an effort to extend the Company’s cash reserves as far into the future as reasonably possible, the Company enacted strict cost control measures in March 2009. These cost control measures are expected to decrease the monthly cash burn rate by up to 30%. Based on the decrease in the projected monthly cash burn rate, we anticipate that our cash reserves will be sufficient to fund our cash requirements into the middle to latter part of 2010, unless the maturity date of the convertible notes is accelerated by the note holders. If the maturity of the convertible notes is accelerated by the note holders, we anticipate our cash reserves will only be sufficient to fund our cash requirements into the early part of 2010. The Company has engaged and will continue to engage in discussions with the various convertible note holders about not exercising their right to accelerate the maturity date of the convertible notes.  There can be no assurance, however, that the convertible notes will not be accelerated.  The Company is also evaluating various equity financing alternatives that may include, among other things, additional equity issuances, the proceeds of which would be used to replace cash reserves used to repay the convertible notes if the maturity date is accelerated by the note holders.  There can be no assurance that the Company will be successful in raising such financing, if it decides to pursue such an alternative.

In addition, we have historically been able to raise capital to continue with our research and development and it is likely that we will need to raise additional funds before we can generate enough revenue to become profitable. There can be no assurance that the Company will be able to raise additional funds.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

As of March 31, 2009, the Company had variable rate debt aggregating approximately $4.7 million. The variable rate debt exposes the Company to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from March 2009 levels, interest expense would increase by approximately $47,000 annually. The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the period ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 5 of the Notes to the Condensed Financial Statements – Commitments and Contingencies (Part I, Item 1) for information regarding legal proceedings involving the Company.

Item 1A.   Risk Factors

 As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10-K for the period ended December 31, 2008. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

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

SULPHCO, INC.
(Registrant)

Date: May 7, 2009	/s/ Larry D. Ryan
	By:	Larry D. Ryan
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2009	/s/ Stanley W. Farmer
	By:	Stanley W. Farmer
Vice President, Chief Financial Officer,
Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)