Form 10-Q
period 2009-06-30
SULPHCO INC
filed 2009-08-04
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................June 30, 2009
or

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

Large Accelerated Filer ☐ Accelerated Filer ☑   Non-accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2009

Common Stock, par value $.001	89,944,029 shares

SulphCo, Inc.

 PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED BALANCE SHEETS
June 30, 2009 and December 31, 2008
(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$10,931,967	$17,567,848
Prepaid expenses and other	409,047	546,239
Total current assets	11,341,014	18,114,087

Property and Equipment (net of accumulated depreciation of $1,120,822 and $1,066,096, respectively)	275,720	294,522

Other Assets
Intangible assets (net of accumulated amortization of $201,400 and $159,971, respectively)	985,174	993,829
Other	30,785	254,445

Total other assets	1,015,959	1,248,274
Total assets	$12,632,693	$19,656,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$797,586	$1,823,033
Refundable deposit	550,000	550,000
Late registration penalty (including accrued interest)	371,034	624,811
Convertible notes payable, net of discount	4,343,825	3,824,282
Total current liabilities	6,062,445	6,822,126

Long-term Liabilities	-	-

Total liabilities	6,062,445	6,822,126

Commitments and Contingencies (see Note 5)

Stockholders' Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value); none issued	-	-
Common stock: 150,000,000 shares authorized ($0.001 par value);
89,944,029 and 89,919,029 shares issued and outstanding, respectively	89,944	89,919
Additional paid-in capital	159,019,933	157,992,101
Deficit accumulated during the development stage	(152,539,629)	(145,247,263)
Total stockholders' equity	6,570,248	12,834,757
Total liabilities and stockholders' equity	$12,632,693	$19,656,883

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six-Month Periods ended June 30, 2009 and 2008 and the Period from Inception to June 30, 2009
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Inception to
	2009	2008	2009	2008	June 30, 2009

Revenue
Sales	$-	$-	$-	$-	$42,967
Expenses
Selling, general, and administrative expenses	(1,461,049)	(3,597,938)	(4,959,302)	(9,227,306)	(72,896,444)
Research and development expenses:
Fujairah test facility	(54,348)	(93,988)	(162,932)	(132,004)	(23,695,474)
Other	(893,753)	(946,106)	(1,626,216)	(1,882,863)	(18,469,350)
Loss on joint venture	-	-	-	-	(136,095)
Loss on disposal of asset	-	-	-	-	(221,711)
Loss on impairment of asset	-	-	-	-	(233,900)
Total operating expenses	(2,409,150)	(4,638,032)	(6,748,450)	(11,242,173)	(115,652,974)
Loss from operations	(2,409,150)	(4,638,032)	(6,748,450)	(11,242,173)	(115,610,007)

Other income (expense)
Interest income	6,978	21,598	18,245	62,569	1,174,960
Interest expense	(301,589)	(268,460)	(562,161)	(579,075)	(8,480,879)
Other	-	-	-	-	(766,868)
Net loss	(2,703,761)	(4,884,894)	(7,292,366)	(11,758,679)	(123,682,794)

Deemed Dividend	-	(4,087,887)	-	(4,087,887)	(28,856,835)

Net loss attributable to common stockholders	$(2,703,761)	$(8,972,781)	$(7,292,366)	$(15,846,566)	$(152,539,629)

Loss per share - basic and diluted	$(0.03)	$(0.11)	$(0.08)	$(0.19)
Weighted average shares - basic and diluted	89,944,029	82,887,982	89,939,471	81,868,371

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS
For the Six-Month Periods Ended June 30, 2009 and 2008
 and for the Period from Inception to June 30, 2009
(unaudited)
	Six months Ended
	June 30,		Inception to
	2009	2008	June 30, 2009
Cash Flows From Operating Activities
Net loss	$(7,292,366)	$(11,758,679)	$(123,682,794)

Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation and amortization	117,228	113,625	1,525,073
Accretion of convertible notes payable discount	519,543	413,074	6,400,331
Stock-based compensation	1,027,857	3,289,631	20,738,592
Other	875	-	1,359,181
Changes in:
Prepaid expenses and other	360,852	(173,586)	(439,832)
Accounts payable and accrued expenses	(1,025,447)	1,071,002	797,586
Refundable deposit	-	-	550,000
Late registration penalty (including accrued interest)	(253,777)	68,422	371,034
Net cash used in operating activities	(6,545,235)	(6,976,511)	(92,380,829)
Cash Flows From Investing Activities
Purchase of property and equipment	(57,872)	(39,304)	(1,451,205)
Investments in joint ventures and subsidiaries	-	-	(361,261)
Investments in intangible assets	(32,774)	(107,958)	(1,202,415)
Net cash used in investing activities	(90,646)	(147,262)	(3,014,881)
Cash Flows from Financing Activities
Proceeds from issuance of stock, net of offering costs	-	25,506,268	99,409,777
Proceeds from issuance of related party notes payable	-	-	11,000,000
Proceeds from issuance of line of credit	-	-	750,000
Principal payments on related party notes payable	-	-	(5,441,285)
Decrease in related party receivable	-	-	1,359,185
Principal payments on line of credit	-	-	(750,000)
Net cash provided by financing activities	-	25,506,268	106,327,677
Net change in cash and cash equivalents	(6,635,881)	18,382,495	10,931,967
Cash and cash equivalents at beginning of period	17,567,848	7,430,138
Cash and cash equivalents at end of period	$10,931,967	$25,812,633	$10,931,967

Supplemental information and non-cash transactions

Cash paid for interest	$97,596	$-	$1,483,029

Cash paid for income taxes	$-	$-	$-

The Company had the following non-cash investing and financing activities:
Extinguishment of related party note payable	$-	$-	$5,000,000
Extinguishment of convertible notes payable	-	-	4,680,044
Issuance of stock for convertible notes payable	-	-	319,956
Non-cash deemed dividend	-	4,087,887	28,856,835

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS
June 30, 2009
 (unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of SulphCo, Inc., (the “Company” or “SulphCo”) were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements.

In the opinion of management, the unaudited interim financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The results of operations for any interim period are not necessarily indicative of the results for a full year.  The accompanying condensed financial statements are unaudited and should be read in conjunction with the Company’s most recent annual report on Form 10-K.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments held by the Company, which include cash, accounts payable, and accrued liabilities, approximate fair values due to their short maturity.  The carrying value of the convertible notes payable reasonably approximates its fair value as it has a variable interest rate that resets on a quarterly basis.

2.	Convertible Notes Payable

At June 30, 2009 and December 31, 2008, the Company had outstanding convertible notes payable of approximately $4.7 million (the “Convertible Notes Payable”).  The Convertible Notes Payable are presented net of the unamortized discount related to a beneficial conversion feature present in the terms of the note.  The discount is being accreted into the statement of operations as incremental interest expense using the effective interest method through July 31, 2009, after which time the note holders have the ability to require payment of any outstanding principal and accrued interest by opting to accelerate the maturity of the Convertible Notes Payable.

As of June 30, 2009, the net balance of the Note Payable is:

June 30, 2009
Assumed proceeds from modified Convertible Notes Payable	$4,680,044
Less:
Discount related to beneficial conversion feature	(1,736,550)
Net Convertible Notes Payable balance	2,943,494

Add:
Discount accretion through June 30, 2009	1,400,331
Net Convertible Notes Payable balance at June 30, 2009	$4,343,825

The Convertible Notes Payable represent an unsecured obligation of the Company.

Interest on the Convertible Notes Payable is adjusted quarterly based on a London Inter-Bank Offering Rate (“LIBOR”) plus 0.5% per annum, with interest only payments due on December 31st of each year during the remaining term of the Convertible Notes Payable that extends through December 31, 2011 when the notes mature (unless maturity is otherwise accelerated by the note holders to any date after July 31, 2009). For the three and six-month periods ended June 30, 2009 and 2008, the Company recognized total interest expense of approximately $0.3 million, $0.3 million, $0.6 million and $0.6 million, respectively.  For the three and six-month periods ended June 30, 2009 and 2008, total interest expense recognized by the Company included incremental interest expense associated with discount accretion of approximately $0.3 million, $0.2 million, $0.5 million and $0.4 million, respectively. On July 14, 2009, the Company gave notice to the holders of its Convertible Notes Payable of its intention to prepay in full the outstanding Convertible Notes Payable with a total principal balance of approximately $4.7 million.  On July 29, 2009, the Company paid the outstanding principal balance and all accrued but unpaid interest thereon.

3.	Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  Potentially dilutive securities include options and warrants to acquire the Company’s common stock and convertible debt.  As of June 30, 2009, there were approximately 12.3 million shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were disregarded in the computations of diluted net loss per share for the three and six-month periods ended June 30, 2009 and 2008, because inclusion of such potentially dilutive securities would have been anti-dilutive.

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

During the three and six-month periods ended June 30, 2009 and 2008, the Company granted 968,541, 758,500, 1,418,541, and 1,736,034 stock options, respectively, to its directors, officers and employees.  The stock-based compensation expense for these stock options for the three and six-month periods ended June 30, 2009 and 2008 was approximately $0.2 million, $0.5 million, $1.0 million and $3.3 million, respectively. The fair value of these stock options was estimated using the Black-Scholes options pricing model with the following assumptions:

Six Months Ended June 30, 2009 and 2008	2009	2008
Valuation Assumptions:
Expected Term (years)	5.0 - 6.5	1.5 - 6.5
Expected Volatility	126% - 143%	93% - 151%
Expected Dividend Rate	-	-
Risk Free Interest Rate	1.45% - 2.75%	1.6% - 3.57%
Grant Date Fair Value	$ 0.52 - $0.99	$1.60 – $3.69

Three Months Ended June 30, 2009 and 2008	2009	2008
Valuation Assumptions:
Expected Term (years)	5.0 - 5.5	1.5 – 6.5
Expected Volatility	126% -138%	93% - 151%
Expected Dividend Rate	-	-
Risk Free Interest Rate	1.87% - 2.75%	2.22% - 3.57%
Grant Date Fair Value	$ 0.71 - $0.99	$1.60 - $3.48

5.	Commitments and Contingencies

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

The following paragraphs set forth the status of litigation as of June 30, 2009.

Clean Fuels Litigation
In Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., Case No. CV05-01346 (Second Judicial District, County of Washoe) the Company, Rudolf W. Gunnerman, Peter Gunnerman, and RWG, Inc., were named as defendants in a legal action commenced in Reno, Nevada (the “Clean Fuels Litigation”).  The plaintiff, Clean Fuels Technology later assigned its claims in the lawsuit to EcoEnergy Solutions, Inc., which entity was substituted as the plaintiff.  In general, the plaintiff’s alleged claims relate to ownership of the “sulfur removal technology” originally developed by Professor Teh Fu Yen and Rudolf Gunnerman with financial assistance provided by Rudolf. Gunnerman, and subsequently assigned to the Company.  On September 14, 2007, after a jury trial and extensive post-trial proceedings, the trial court entered final judgment against the plaintiff EcoEnergy Solutions, Inc. on all of its claims.  As per the final judgment, all of the plaintiff’s claims were resolved against the plaintiff and were dismissed with prejudice.  In addition, the trial court entered judgment in favor of the Company and against the plaintiff for reimbursement of legal fees and costs of approximately $124,000, with post-judgment interest.  The plaintiff appealed the judgment on October 5, 2007. On July 31, 2009, The Supreme Court of the State of Nevada issued an Order of Affirmance finding that the plaintiff’s arguments were without merit and affirmed the District Court’s Judgment in favor of the Company. No asset or liability has been accrued relative to this action.

Talisman Litigation
In Talisman Capital Talon Fund, Ltd. v. Rudolf W. Gunnerman and SulphCo, Inc., Case No. 05-CV-N-0354-BES-RAM, the Company and Rudolf W. Gunnerman were named as defendants in a legal action commenced in federal court in Reno, Nevada. The plaintiff’s claims relate to the Company's ownership and rights to develop its "sulfur removal technology." The Company regards these claims as without merit. Discovery in this case formally concluded on May 24, 2006. On September 28, 2007, the court granted, in part, the defendants' motion for summary judgment and dismissed the plaintiff's claims for bad faith breach of contract and unjust enrichment that had been asserted against Rudolf Gunnerman. The court denied the plaintiff's motion for partial summary judgment. The trial for this matter commenced on December 1, 2008 and continued through December 12, 2008.  The court recessed the trial on December 12, 2008 prior to hearing closing arguments.  Post trial briefs were filed with the court on February 20, 2009, and closing arguments were heard on March 3, 2009. On May 14, 2009, the court entered a judgment in favor of the Company and dismissed all claims with prejudice. The plaintiff appealed the judgment on June 11, 2009. No liability has been accrued relative to this action.

Hendrickson Derivative Litigation
On January 26, 2007, Thomas Hendrickson filed a shareholder derivative claim against certain current and former officers and directors of the Company in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe. The case is known as Thomas Hendrickson, Derivatively on Behalf of SulphCo, Inc. v. Rudolf W. Gunnerman, Peter W. Gunnerman, Loren J. Kalmen, Richard L. Masica, Robert Henri Charles Van Maasdijk, Hannes Farnleitner, Michael T. Heffner, Edward E. Urquhart, Lawrence G. Schafran, Alan L. Austin, Jr., Raad Alkadiri and Christoph Henkel, Case No. CV07-00187, Dept. No. B6.  The complaint alleges, among other things, that the defendants breached their fiduciary duty to the Company by failing to act in good faith and diligence in the administration of the affairs of the Company and in the use and preservation of its property and assets, including the Company’s credibility and reputation.  On April 12, 2007 the Company and individual defendants filed a motion to dismiss, based upon the plaintiff’s failure to make a demand upon the Board and failure to state a claim.  On July 3, 2007, the parties filed a Stipulation of Voluntary Dismissal Without Prejudice (the “Stipulation”).  The Stipulation provides that in connection with the dismissal of this action each of the parties will bear their own costs and attorney fees and thereby waive their rights, if any, to seek costs and attorney fees from the opposing party.  Further, neither the plaintiff nor his counsel has received any consideration for the dismissal of this action.

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

On November 6, 2008, Mr. Hendrickson re-filed the shareholder derivative claim in the 127th Judicial District Court of Harris County, Texas. The case is known as Thomas Hendrickson, Derivatively on Behalf of SulphCo, Inc. v. Rudolf W. Gunnerman, Peter W. Gunnerman, Loren J. Kalmen, Richard L. Masica, Robert Henri Charles Van Maasdijk, Hannes Farnleitner, Michael T. Heffner, Edward E. Urquhart, Lawrence G. Schafran, Alan L. Austin, Jr., Raad Alkadiri and Christoph Henkel, (No. 200866743).  The Company has responded to this litigation by moving to dismiss and the individual defendants have responded by moving to dismiss for lack of personal jurisdiction.  No relief is sought against the Company and no liability has been accrued relative to this action.

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

Securities and Exchange Commission Subpoena
On February 25, 2008, the Company received a subpoena from the Denver office of the Securities and Exchange Commission (the “SEC”).  The subpoena formalizes virtually identical requests the Company received in May, June and August 2007 to which the Company responded to the request for voluntary production of documents and information, including financial, corporate, and accounting information related to the following subject matters:  Fujairah Oil Technology LLC, the Company’s restatements for the first three quarterly periods of 2006 and the non-cash deemed dividend for the quarter ended March 31, 2007, and information and documents related to certain members of former management, none of whom have been employed by the Company since March 2007.  On June 15, 2009, the Company was advised by the SEC that this investigation has been completed as to SulphCo, against which the SEC does not intend to recommend any enforcement action.

6.	Related Party Transactions

During the three and six-month periods ended June 30, 2009 and 2008, the Company made payments of approximately $0.3 million, $0.2 million, $0.6 million and $0.5 million, respectively, to Märkisches Werk Halver, GmbH (“MWH”) in connection with ongoing probe development activities under an existing agreement.  Edward E. Urquhart, Chief Executive Officer of MWH since July 2003, was a member of the Company’s Board of Directors from August 2006 to April 2009.

The Company had a consulting contract with Vincent van Maasdijk, the son of Robert van Maasdijk who has been a member of the Company’s Board of Directors since April 2005 and Chairman of the Board from January 2007 to April 2009, to serve as a project manager. As a project manager, Mr. van Maasdijk’s responsibilities included overseeing the installation and testing of commercial Sonocracking™ units at various locations assigned by the Company.  Under the terms of the contract, Mr. van Maasdijk received a monthly payment of approximately $7,000 plus reimbursement of all reasonable out-of-pocket expenses, in accordance with the Company’s applicable policies and procedures.  For the three and six-month periods ended June 30, 2009 and 2008, the total expense recognized by the Company under this arrangement was approximately $8,000, $30,000, $30,000 and $40,000, respectively. In April of 2009, both parties mutually agreed not to renew the contract.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (revised 2007) (“SFAS 141R”). SFAS 141R replaces SFAS 141 and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The adoption of SFAS 141R will not have a material impact on the Company’s financial statements unless the Company makes an acquisition of a business.

In April 2009, the FASB issued three concurrent Staff Positions, which included: (i) Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2, (ii) Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for an Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4, and (iii) Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments, or FSP FAS 107-1. All three of these FASB Staff Positions are effective for periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 115-2, FSP FAS 157-4 and FSP FAS 107-1 is required to occur concurrently. The adoption of all three of these standards in the second quarter of 2009 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 in the second quarter of 2009 did not materially impact the Company’s financial statements.

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative GAAP. The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

8.	Subsequent Events

On July 14, 2009, the Company gave notice to the holders of its Convertible Notes Payable of its intention to prepay in full the outstanding Convertible Notes Payable with a total principal balance of approximately $4.7 million. On July 29, 2009, the Company paid the outstanding principal balance and all accrued but unpaid interest thereon.

On July 31, 2009, The Supreme Court of the State of Nevada issued an Order of Affirmance in the Clean Fuels Litigation, finding that the plaintiff’s arguments were without merit and affirmed the District Court’s Judgment in favor of the Company. No asset or liability was accrued relative to this action at June 30, 2009. See “Commitments and Contingencies” above for complete details of the Clean Fuels Litigation.

The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 4, 2009

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

As a development stage company, we have not generated any material revenues since we commenced our current line of business in 1999.  When we emerge from the development stage, our reporting will change to reflect costs of sales against revenues.

Research and Development Activities Update

SulphCo’s Sonocracking™ technology employs high power ultrasound to accelerate oxidative desulfurization (“ODS”), an attractive alternative to hydrodesulfurization (“HDS”), the currently practiced method of desulfurization.  In order to meet stringent legal limits, HDS suffers from high hydrogen and energy consumption since severe operating conditions have to be employed to treat the most refractory sulfur compounds. In contrast, the ultrasound-assisted ODS process allows comparably mild reaction conditions such as ambient temperatures and mild pressures.  Ultrasound accelerates chemical reactions by inducing cavitation, which results in strong mixing, high shear and mass transport. SulphCo’s ultrasound assisted ODS Sonocracking™ technology is a potentially more cost effective and energy efficient alternative to HDS.  The lower capital cost and small equipment footprint suggest a multitude of potential placement options in a refinery setting.  The most attractive deployment of the Sonocracking™ technology exploits the advantages of both processes due to the fact that ODS technology works efficiently on the most refractory sulfur compounds.  The following is an update of the Company’s more significant research and development activities conducted during 2009.

Ultrasound Probe, Reactor and Control Systems
During the first half of 2009, SulphCo and MWH developed a simplified control panel system more conducive to continuous commercial operation.  It incorporates an operator interface to the ultrasound system with real-time process data updating and automatic probe control.  It is intended to become the primary interface for operators in a commercial setting, with the ability to integrate into existing plant control systems.  Several enhancements have been made to the transducer, probe and reactor assemblies on both laboratory and commercial scale systems including an updated amplitude measurement device as well as an improved probe mounting assembly.  The new ultrasound probe mounting assembly simplifies field replacement of probes during commercial operation.  Our current state-of-the-art ultrasound probe, reactor and control system technology is well suited for laboratory, pilot and commercial use and only minor modifications are expected for the future.

Construction of Mobile Units
In the second quarter of 2009, we started a project to update the second generation 5,000 barrels per day (“Bpd”) mobile unit in preparation for use by operators in a refinery plant environment. One aspect of the project involved adding an additional 5,000 Bpd reactor line to increase the total nameplate capacity of the mobile unit to 10,000 Bpd. In order to facilitate this upgrade, the Company decommissioned the first generation 5,000 Bpd mobile unit so that its 5,000 Bpd reactor line could be integrated into the second generation mobile unit. Other improvements include simplified instrumentation and piping, and implementation of all the major ultrasound component upgrades developed in 2009.  The new 10,000 Bpd mobile unit is slated to be complete in August 2009.

Laboratory and Field Testing Activities
In January 2009 we conducted a series of seminal experiments at OMV Refining and Marketing GmbH (“OMV”) in Schwechat, Austria, to test and demonstrate SulphCo’s Sonocracking™ technology with a variety of crude oils and petroleum product streams.  The testing included variation of additive and process parameters.  The test results including sulfur speciation of the test samples showed the broad applicability of the technology from middle distillate to light, medium and heavy crude oils.  After further processing, sulfur reductions of 40-50% for medium and heavy crude oils, approximately 60% for light crude oils and 70% and more for middle distillate streams were realized.  Based on the results, OMV and SulphCo executed a technology agreement (the “Technology Agreement”) to focus on the technical and economic analysis of SulphCo’s process for OMV’s middle distillate streams.  In April 2009, we employed our improved continuous flow laboratory unit at OMV’s facilities to sonocrack a representative straight run diesel stream.  The sonocracked diesel, as well as the original feed diesel streams was hydrotreated in the OMV pilot plant under a variety of conditions.  In parallel, comparable testing employing a different feed diesel was conducted at an independent facility.  The testing at the independent facility and OMV both showed that up to 40% of the hydrogen is consumed to remove the last 1% of sulfur necessary to meet regulatory limits.  In addition, the sonocracked sulfur compounds show an increased propensity towards hydrotreating manifesting itself in lower temperatures and higher throughputs for the sonocracked stream to get to certain sulfur levels compared to the original feed diesel.  The data support a clear business case towards the removal of the most refractory sulfur compounds using our Sonocracking™ technology after a stream has experienced mild hydrotreating.  In addition, we continued to perform several series of tests in the laboratory on diesel fuels and other distillate streams from a variety of sources.  We have achieved sulfur level reductions of 80% and more. We will continue conducting extensive laboratory testing on potential customers’ crude oils and products during the third quarter of 2009 and beyond.

Business Development Activities Update

The following is an update on the more significant business development activities the Company has been pursuing.

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

OMV
We met with OMV in November 2008 and provided a detailed presentation of our Sonocracking™ technology to its technical team. We have conducted several trials with OMV over the course of the past 21 months, but we were previously unable to provide OMV with a clear and detailed demonstration of our technology. This time, however, by using much of the sulfur speciation data generated from our laboratory and field trials in the Southeastern United States, we were able to successfully demonstrate to OMV the clear benefits of our process in terms of 1) immediate sulfur reduction in the crude oil, 2) reducing the sulfur content of the lower boiling and higher value fractions of the crude oil (e.g., naphtha, kerosene, diesel), 3) reducing the severity of the hydrotreating process and 4) potentially reducing the carbon footprint of the downstream process. At this technical meeting we immediately agreed to work on parallel paths in the laboratory and back in the field at OMV’s facility. In late December 2008, the Company shipped a laboratory scale Sonocracking™ unit from Houston to OMV’s facilities, where laboratory scale trials were conducted during the week of January 12, 2009 on a variety of crude oils and crude oil products under the supervision of Dr. Florian J. Schattenmann, SulphCo’s CTO, and a SulphCo senior chemist. The purpose of the laboratory trials was to define the relevant process parameters and appropriate operating conditions for the field trials that were conducted during the week of January 26, 2009.  Based on the promising results of these recent laboratory and field trials, SulphCo and OMV entered into the Technology Agreement to jointly evaluate our Sonocracking™ technology in several of OMV’s refining applications.  In early July 2009 we completed the first series of detailed technology trials contemplated under the Technology Agreement in which various petroleum products and crude oil streams were treated using our Sonocracking™ technology in OMV’s pilot plant facilities located in Schwechat, Austria. Based on the results of this first series of technology trials, SulphCo and OMV have agreed to move forward with further technical and economic evaluations for a select group of specific applications, focusing on the most compelling economic cases. This additional analysis includes OMV using its linear program refining model to help determine detailed and specific application economics. Once those evaluations are completed we expect to make a decision on where to implement the Sonocracking™ technology in OMV’s system. While the Company is encouraged by this recent progress, there can be no assurance that the Company will be successful in implementing any commercial agreements.

North America
We continue to be in discussions with potential North American customers.  We have presented our laboratory and external data to an independent refiner located in the United States.  Based on those presentations and discussions, we have sent a collaboration proposal to this potential customer and are awaiting feedback. It is anticipated these proposals may lead to collaboration on application specific technology developments and commercial scale demonstrations.  Additionally, we are pursuing an application with an integrated crude oil company for a specific application located in Canada. We have performed several lab-scale trials to demonstrate the effectiveness of our technology in this particular application.  Technical representatives from the integrated oil company visited our Houston offices in June 2009 to evaluate those lab-scale results.  Initial feedback was positive and we are awaiting additional feedback and a proposal for proceeding forward on a commercially relevant scale. We expect to receive that feedback and proposal sometime in the third quarter of 2009.  If successful, we would expect this application to ultimately lead to a commercial agreement. While the Company is encouraged by this recent progress, there can be no assurance that the Company will be successful in implementing any commercial agreements.

South America
Testing on crude oil and petroleum product streams provided by companies in South America is ongoing in SulphCo’s Houston, Texas facility. Initial observations are consistent with results achieved in diesel fuels and oils originating from other areas of the world. These results have created interest from integrated crude oil companies and crude oil refiners.  During the first quarter of 2009, SulphCo’s distributor in Colombia, Ecuador, and Peru, J.W. Tecnologia Servicios Petroleros S.A.C., arranged meetings with petroleum producers and refiners in that region to discuss testing results in greater detail. Based on positive feedback from these meetings, a proposal for collaboration was sent to one potential customer in the first quarter of 2009 and during the second quarter two more proposals were sent out to potential customers in South America (excluding Brazil). It is anticipated these proposals may lead to collaboration on application specific technology developments and commercial scale demonstrations. Further, as a result of laboratory tests on samples provided by a large producer/refiner in Brazil, similar detailed technology meetings were held in that country. A proposal for collaboration has been sent to the potential customer in Brazil and we have received initial feedback.  We have subsequently sent a response with suggested amendments to our proposal and are awaiting feedback. As is the case with other potential customers in South America, it is anticipated these proposals will lead to collaboration on application specific technology developments and commercial scale demonstrations. There can be no assurance that the Company will enter into any such agreements.

Middle East
On July 10, 2008, we announced an agreement with Amira Group Company LLC (“Amira”), a U.S.-based oil and gas services company, granting Amira an exclusive distributorship in certain regions of the Middle East and North Africa and certain customer specific opportunities (the "Amira Sales Territories"). The Company and Amira personnel have made formal presentations to several prospective customers within the Amira Sales Territories, providing technical and commercial information on the Sonocracking™ process.  During the third and fourth quarters of 2008, SulphCo and Amira personnel narrowed these discussions to key, strategic potential customers, and those discussions have focused primarily on issues relating to proposed installation of Sonocracking™ units at customer sites. Currently, the Company has not entered into any customer agreements and there can be no assurance that the Company will enter into such agreements.

Southeast Asia
On February 11, 2008, we announced an agreement with Pt. Isis Megah (“Isis”), an Indonesian oil and gas services company, granting Isis an exclusive distributorship in the sales territories of India, Malaysia, Singapore and Indonesia (the “Isis Sales Territories”). We concurrently announced a customer order procured through Isis, conditioned upon the execution of an operating agreement, for Sonocracking™ units having at least 30,000 Bpd of processing capacity to be shipped at our expense from Fujairah to a designated port within the Isis Sales Territories. Subsequently, the Company shipped 90,000 Bpd of processing capacity from our facility in Fujairah, UAE, to Singapore in April 2008.

During the week of March 31, 2008, SulphCo personnel conducted joint site inspections with the potential customer at two of its Southeast Asian refineries to evaluate their suitability for the proposed Sonocracking™ unit installations. Following these inspections the parties reached a preliminary understanding as to the placement of the Company’s first 30,000 Bpd commercial scale Sonocracking™ unit within the potential customer’s refinery (the “Placement Agreement”).

Subsequent to the initial discussions with the potential customer, unanticipated events occurred which led to delays in reaching a final Placement Agreement. The potential customer experienced a turnover in key management and operating personnel, leading to a decision that a further review be conducted prior to implementing SulphCo’s technology within its refineries. That review would require the potential customer’s personnel first witness testing of a relevant crude oil at either the Company’s Houston or Fujairah facilities and based on those results, the customer would determine how the implementation of the Sonocracking™ process at its refinery sites would proceed.  In furtherance of this process, the Company conducted testing at its Houston facility on relevant crude oils during the third quarter of 2008 and has, through Isis, delivered the test results to the potential customer. In addition, because some of the relevant crude oils are of Middle Eastern origin, the Company has advised the potential customer that the Company is prepared to conduct additional testing in Fujairah, provided, the potential customer is able to supply the crude oil to the facility in Fujairah. Alternatively, the Company has invited the potential customer’s personnel to observe the testing of relevant crude oil at the Company’s Houston location. We understand, through Isis, that the customer has agreed to deliver samples to our Houston facility where they will witness testing. To date, those samples have not been procured and a date has not been set for testing in Houston. Once the samples have been obtained, we will schedule the appropriate testing in Houston.  The Sonocracking™ units shipped to Singapore in April 2008 remain in storage there pending a final outcome.

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

South Korea
The SulphCo KorAsia project has experienced delays due to unanticipated equipment problems that occurred during the testing conducted in the first quarter of 2008. During the course of the limited trials, issues arose with a certain switching component of an electrical driver for the ultrasound probes. Those issues were ultimately attributed to factors related to the original electrical equipment supplied with the earlier generation 2,000 Bpd Sonocracking™ unit in 2005. Given the limited resources of the Company and the higher priority attached to more immediate opportunities that have presented themselves elsewhere, the Company has been proceeding in South Korea at a more measured pace than originally anticipated.  Once the technical updates are completed and several outstanding business issues are resolved we intend to resume testing utilizing Khafji crude oil (sulfur content ~2.9%). Once a full set of trials have been performed and the data analyzed, we will determine, in conjunction with SulphCo KorAsia, the appropriate technical and commercial paths forward.  During the third and fourth quarters of 2008, several attempts were made to resolve the outstanding business issues between the parties, but those issues have not been resolved satisfactorily at this point. We expect to continue our efforts to resolve those issues in 2009. However, there can be no assurance that the technical updates or outstanding business issues will be resolved favorably.

Three and six-months ended June 30, 2009 compared to the three and six-months ended June 30, 2008

Research and Development Expenses

For the three and six-month periods ended June 30, 2009, we incurred expenses of approximately $0.9 million and $1.6 million, respectively, related to research and development of our Sonocracking™ technology.  This compares to expenses of approximately $0.9 million and $1.9 million for the comparable periods in 2008.  The decrease of $0.3 million in the first half of 2009 as compared to the first half of 2008 is primarily due to a reduction in expenditures related to the development of the ultra-sonic probe and reactor assemblies in the first quarter of 2009. The ultrasonic-probes and reactor assemblies have been developed to a point suitable for their expected application and the Company does not expect to incur significant expenses on further development of the ultrasonic-probes and reactor assemblies through the end of 2009.

During the three and six-month periods ended June 30, 2009, we incurred expenses of approximately $54,000 and $163,000, respectively, related to the test facility in Fujairah, UAE.  This compares to expenses of approximately $94,000 and $132,000, respectively, for the comparable periods in 2008.

Selling, General and Administrative Expenses

For the three and six-month periods ended June 30, 2009, we incurred expenses of approximately $1.5 million and $5.0 million, respectively, in selling, general and administrative expenses. This compares to expenses of approximately $3.6 million and $9.2 million, respectively, for the comparable periods in 2008.

Stock-based compensation was approximately $0.2 million and $1.0 million, for the three and six-month periods ended June 30, 2009, respectively. This compares to stock-based compensation of approximately $0.5 million and $3.3 million, respectively, for the comparable periods in 2008.

Legal fees were approximately $0.2 million and $0.7 million, respectively, for the three and six-month periods ended June 30, 2009.  This compares to expenses of approximately $0.9 million and $1.8 million, respectively, for the comparable periods in 2008. This represents decreases of $0.7 million and $1.1 million, respectively, relative to comparable periods in 2008. The decreases in legal fees over the first half of 2009 were primarily attributable to the resolution of outstanding litigation matters that gave rise to significant legal fees for the three and six-month periods ended June 30, 2008. We are not expecting any significant litigation fees for the remainder of 2009.

Consulting, payroll and related expenses were approximately $0.5 million and $1.5 million, respectively, for the three and six-month periods ended June 30, 2009.  This compares to expenses of approximately $1.5 million and $2.6 million, respectively, for the comparable periods in 2008.  This represents decreases of $1.0 million and 1.1 million, respectively, relative to comparable periods in 2008. The decreases were primarily attributable to the reduction in the number of outside consultants engaged during the first half of 2009 and additional expenses recognized in the second quarter of 2008 related to a settlement agreement with a former consultant.

The remainder of the amounts incurred relate to normal recurring operating expenses such as lease expense, utilities, marketing, and investor relations.

Interest Expense

For the three and six-month periods ended June 30, 2009 and 2008, the Company recognized total interest expense of approximately $0.3 million, $0.3 million, $0.6 million and $0.6 million, respectively. For the three and six-month periods ended June 30, 2009 and 2008, total interest expense recognized by the Company included incremental interest expense associated with discount accretion of approximately $0.3 million, $0.2 million, $0.5 million and $0.4 million, respectively.

            Deemed Dividend

For the three and six-month periods ended June 30, 2009 and 2008, the Company recognized non-cash deemed dividends of approximately zero, $4.1 million, zero and $4.1 million, respectively.

On November 28, 2007, the Company executed Amendment No. 2 to Securities Purchase Agreements and Warrants (“Amendment No. 2”) with certain of the warrant holders (the “Warrant Holders”) holding approximately 3.95 million of warrants issued on March 12, 2007 (“March 2007 Warrants”) wherein the Warrant Holders agreed to exercise up to 50% of their March 2007 Warrants.  In exchange, SulphCo agreed to issue the Warrant Holders additional warrants (the “November 2007 Warrants”) on a one-to-one basis with an exercise price of $7.00 per share and a term of three years.  In addition, the Warrant Holders were granted an option to exercise the remaining 50% of their March 2007 Warrants on the later of April 15, 2008, or 30 days following the 2008 Annual Meeting of Stockholders in which SulphCo’s stockholders approved an increase of 10 million authorized common shares.  If this option were exercised, then SulphCo would issue the Warrant Holders additional Warrants on a one-to-one basis with an exercise price of $7.00 a share and a term of three years.  As a result of the inducement described above, 1,953,088 of the March 2007 Warrants held by the Warrant Holders were exercised during the quarter ended June 30, 2008, resulting in the grant of 1,953,088 additional warrants (the “May 2008 Warrants”).  Based on its analysis, the Company concluded that a deemed dividend should be recorded to account for the fair value of the inducement that was transferred to the Warrant Holders computed as the fair value of the 1,953,088 May 2008 Warrants issued to the Warrant Holders.  Based on the Black-Scholes valuation prepared for this transaction, the Company has determined that the amount of the non-cash deemed dividend was approximately $4.1 million.

Liquidity and Capital Resources

As of June 30, 2009, we had approximately $10.9 million in available cash reserves and approximately $4.7 million of convertible notes payable. On July 29, 2009, the Company prepaid in full the $4.7 million outstanding principal balance of the convertible notes payable and all accrued but unpaid interest thereon. Based on the cash reserves at July 31, 2009 and expected decreases in monthly cash burn rate resulting from recently enacted cost control measures, we anticipate that our cash reserves will be sufficient to fund our cash requirements into the latter part of the first quarter of 2010.  The Company is also evaluating various equity financing alternatives that may include, among other things, additional equity issuances, the proceeds of which would be used to replace cash reserves used to repay the convertible notes.  There can be no assurance that the Company will be successful in raising such financing, if it decides to pursue such an alternative.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

As of June 30, 2009, the Company had variable rate debt aggregating approximately $4.7 million. The variable rate debt exposes the Company to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from June 2009 levels, interest expense would increase by approximately $47,000 annually. The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s chief executive officer and chief financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “1934 Act”)) as of June 30, 2009, the end of the period covered by this Form 10-Q.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 5 of the Notes to the Financial Statements – Commitments and Contingencies (Part I, Item 1) for information regarding legal proceedings involving the Company.

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10-K for the period ended December 31, 2008. An investment in our common stock involves various risks. When considering an investment in our common stock, you should consider carefully all of the risk factors described in our most recent Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Items 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders.

Our 2009 Annual Meeting of Stockholders was held on June 17, 2009.  At the Annual Meeting, (i) each of the four nominees was elected to serve as a director until the end of their respective terms, (ii) the proposed amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.001, from 110,000,000 shares to 150,000,000 shares was approved by the stockholders, (iii) the proposed amendment to the Company’s 2008 Omnibus Long-Term Incentive Plan to increase the number of shares available for issuance thereunder from 2,250,000 shares to 7,250,000 shares was approved by the stockholders and (iv) the appointment of Hein & Associates LLP as the Company’s independent registered public accountants for the fiscal year 2009 was ratified by the stockholders. The election results are as follows:

Election of Four Directors (Proposal No. 1):
Name	For	Withheld
Dr. Larry D. Ryan	85,581,473	1,026,239
Fred S. Zeidman	85,685,927	921,785
Robert J. Hassler	85,783,464	824,248
Orri Hauksson	85,504,475	1,103,237

Amendment to the Company’s Articles of Incorporation (Proposal No. 2):
Total	For	Against	Abstain
51,943,763	50,936,667	971,538	35,558

Amendment to the Company’s 2008 Omnibus Long-Term Incentive Plan (Proposal No. 3):
Total	For	Against	Abstain
51,943,763	46,172,601	4,937,869	833,293

Ratification of Appointment of Independent Registered Public Accountants (Proposal No. 4):
Total	For	Against	Abstain
86,607,711	86,204,107	195,286	208,318

Item 5.   Other Information. - None.

Item 6.      Exhibits
31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32.1	Certifications of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to§ 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SULPHCO, INC.
(Registrant)

Date: August 4, 2009	/s/ Larry D. Ryan
	By:	Larry D. Ryan
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2009	/s/ Stanley W. Farmer
	By:	Stanley W. Farmer
Vice President, Chief Financial Officer,
Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)