Form 10-Q
period 2009-09-30
SULPHCO INC
filed 2009-10-28
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
______
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended.................................................September 30, 2009
or

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

Large Accelerated Filer ☐ Accelerated Filer ☑  Non-accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 15, 2009

Common Stock, par value $.001	89,944,029 shares

SulphCo, Inc.

Page

Part I – Financial Information

Item 1. Financial Statements
Condensed Balance Sheets (unaudited)	3
Condensed Statements of Operations (unaudited)	4
Condensed Statements of Cash Flows (unaudited)	5
Notes to Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20

Part II – Other Information
Item 1. Legal Proceedings	21
Item 6. Exhibits	21

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED BALANCE SHEETS
September 30, 2009 and December 31, 2008
(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$4,201,558	$17,567,848
Prepaid expenses and other	333,506	546,239
Total current assets	4,535,064	18,114,087

Property and Equipment (net of accumulated depreciation of $1,163,420 and $1,066,096, respectively)	295,346	294,522

Other Assets
Intangible assets (net of accumulated amortization of $222,901 and $159,971, respectively)	994,990	993,829
Other	40,785	254,445

Total other assets	1,035,775	1,248,274
Total assets	$5,866,185	$19,656,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$793,598	$1,823,033
Refundable deposit	550,000	550,000
Late registration penalty (including accrued interest)	380,435	624,811
Convertible notes payable, net of discount	-	3,824,282
Total current liabilities	1,724,033	6,822,126

Long-term Liabilities	-	-

Total liabilities	1,724,033	6,822,126

Commitments and Contingencies (see Note 5)

Stockholders' Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value); none issued	-	-
Common stock: 150,000,000 shares authorized ($0.001 par value);
89,944,029 and 89,919,029 shares issued and outstanding, respectively	89,944	89,919
Additional paid-in capital	159,175,767	157,992,101
Deficit accumulated during the development stage	(155,123,559)	(145,247,263)
Total stockholders' equity	4,142,152	12,834,757
Total liabilities and stockholders' equity	$5,866,185	$19,656,883

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine-Month Periods ended September 30, 2009 and 2008 and the Period from Inception to September 30, 2009
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception to
	2009	2008	2009	2008	September 30, 2009
Revenue
Sales	$-	$-	$-	$-	$42,967
Expenses
Selling, general, and administrative expenses	(1,389,975)	(3,370,349)	(6,349,277)	(12,597,655)	(74,286,419)
Research and development expenses:
Fujairah test facility	(54,178)	(127,402)	(217,110)	(297,421)	(23,749,652)
Other	(791,298)	(1,138,738)	(2,417,514)	(2,983,586)	(19,260,648)
Loss on joint venture	-	-	-	-	(136,095)
Loss on disposal of asset	-	-	-	-	(221,711)
Loss on impairment of asset	-	-	-	-	(233,900)
Total operating expenses	(2,235,451)	(4,636,489)	(8,983,901)	(15,878,662)	(117,888,425)
Loss from operations	(2,235,451)	(4,636,489)	(8,983,901)	(15,878,662)	(117,845,458)

Other income (expense)
Interest income	863	52,136	19,108	114,705	1,175,823
Interest expense	(349,342)	(281,891)	(911,503)	(860,966)	(8,830,221)
Other	-	-	-	-	(766,868)
Net loss	(2,583,930)	(4,866,244)	(9,876,296)	(16,624,923)	(126,266,724)

Deemed Dividend	-	-	-	(4,087,887)	(28,856,835)

Net loss attributable to common stockholders	$(2,583,930)	$(4,866,244)	$(9,876,296)	$(20,712,810)	$(155,123,559)

Loss per share - basic and diluted	$(0.03)	$(0.05)	$(0.11)	$(0.25)
Weighted average shares - basic and diluted	89,944,029	89,782,933	89,941,007	84,525,815

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine-Month Periods Ended September 30, 2009 and 2008
 and for the Period from Inception to September 30, 2009
(unaudited)
	Nine months Ended
	September 30,		Inception to
	2009	2008	September 30, 2009
Cash Flows From Operating Activities
Net loss	$(9,876,296)	$(16,624,923)	$(126,266,724)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	181,327	163,694	1,589,172
Accretion of convertible notes payable discount	855,762	625,998	6,736,550
Stock-based compensation	1,183,691	4,408,346	20,894,426
Other	875	299,686	1,359,181
Changes in:
Prepaid expenses and other	426,393	158,182	(374,291)
Accounts payable and accrued expenses	(1,029,435)	(725,186)	793,598
Refundable deposit	-	-	550,000
Late registration penalty (including accrued interest)	(244,376)	102,633	380,435
Net cash used in operating activities	(8,502,059)	(11,591,570)	(94,337,653)
Cash Flows From Investing Activities
Purchase of property and equipment	(120,096)	(52,526)	(1,513,429)
Investments in joint ventures and subsidiaries	-	-	(361,261)
Investments in intangible assets	(64,091)	(145,914)	(1,233,732)
Net cash used in investing activities	(184,187)	(198,440)	(3,108,422)
Cash Flows from Financing Activities
Proceeds from issuance of stock, net of offering costs	-	25,486,503	99,409,777
Proceeds from issuance of related party notes payable	-	-	11,000,000
Proceeds from issuance of line of credit	-	-	750,000
Principal payments on related party notes payable	-	-	(5,441,285)
Decrease in related party receivable	-	-	1,359,185
Principal payments on line of credit	-	-	(750,000)
Principal payments on convertible notes payable	(4,680,044)	-	(4,680,044)
Net cash provided by financing activities	(4,680,044)	25,486,503	101,647,633
Net change in cash and cash equivalents	(13,366,290)	13,696,493	4,201,558
Cash and cash equivalents at beginning of period	17,567,848	7,430,138	-
Cash and cash equivalents at end of period	$4,201,558	$21,126,631	$4,201,558

Supplemental information and non-cash transactions

Cash paid for interest	$124,367	$-	$1,509,800

Cash paid for income taxes	$-	$-	$-

The Company had the following non-cash investing and financing activities:
Extinguishment of related party note payable	$-	$-	$5,000,000
Extinguishment of convertible notes payable	-	-	4,680,044
Issuance of stock for convertible notes payable	-	-	319,956
Non-cash deemed dividend	-	-	28,856,835

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2009
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

Fair Value of Financial Instruments

The carrying amounts of financial instruments held by the Company, which include cash, accounts payable, and accrued liabilities, approximate fair values due to their short maturity.  The carrying value of the convertible notes payable reasonably approximated its fair value as it had a variable interest rate that reset on a quarterly basis.

Subsequent Events

The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was October 28, 2009.

2.            Convertible Notes Payable

At December 31, 2008, the Company had outstanding convertible notes payable of approximately $4.7 million (the “Convertible Notes Payable”).  The Convertible Notes Payable were presented net of the unamortized discount related to a beneficial conversion feature present in the terms of the note.  The discount was accreted into the statement of operations as incremental interest expense using the effective interest method through July 29, 2009. Interest on the Convertible Notes Payable adjusted quarterly based on a London Inter-Bank Offering Rate (“LIBOR”) plus 0.5% per annum, with interest only payments due on December 31st of each year during the term of the Convertible Notes Payable. For the three and nine-month periods ended September 30, 2009 and 2008, the Company recognized total interest expense of approximately $0.3 million, $0.3 million, $0.9 million and $0.9 million, respectively.  For the three and nine-month periods ended September 30, 2009 and 2008, total interest expense recognized by the Company included incremental interest expense associated with discount accretion of approximately $0.3 million, $0.2 million, $0.9 million and $0.6 million, respectively.  On July 29, 2009, the Company made full cash payment of the outstanding principal balance and all accrued but unpaid interest thereon.

3.            Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  Potentially dilutive securities include options and warrants to acquire the Company’s common stock and convertible debt.  As of September 30, 2009, there were approximately 11 million shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were disregarded in the computations of diluted net loss per share for the three and nine-month periods ended September 30, 2009 and 2008, because inclusion of such potentially dilutive securities would have been anti-dilutive.

4.            Stock Plans and Stock-Based Compensation

In accordance with the Stock Compensation Topic of the FASB Accounting Standards Codification, the Company records stock-based compensation expense for all share-based payment arrangements, including stock options, warrants and restricted stock grants.  The fair value of each option award granted is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term of options granted to employees is derived utilizing the simplified method which represents the period of time that options granted are expected to be outstanding. The Company utilizes the simplified method because it does not have historical exercise data which is sufficient to provide a reasonable basis to estimate the expected term. The Company expects to continue utilizing the simplified method to determine the expected term until such time as it accumulates historical exercise data that will provide a sufficient basis for the Company to begin estimating the expected term for option exercises.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant.

During the three and nine-month periods ended September 30, 2009 and 2008, the Company granted 7,000, 330,786, 1,425,541 and 2,066,820 stock options, respectively, to its directors, officers and employees.  The stock-based compensation expense for these stock options for the three and nine-month periods ended September 30, 2009 and 2008 was approximately $0.2 million, $1.1 million, $1.2 million and $4.3 million, respectively. The fair value of these stock options was estimated using the Black-Scholes options pricing model with the following assumptions:

Nine Months Ended September 30, 2009 and 2008	2009	2008
Valuation Assumptions:
Expected Term (years)	5.0 - 6.5	1.5 - 6.5
Expected Volatility	126% - 143%	93% - 151%
Expected Dividend Rate	-	-
Risk Free Interest Rate	1.45% - 2.75%	1.6% - 3.57%
Grant Date Fair Value	$0.52 - $1.53	$1.60 -$3.69

Three Months Ended September 30, 2009 and 2008	2009	2008
Valuation Assumptions:
Expected Term (years)	5.0	5.0 - 6.5
Expected Volatility	129%	126% - 139%
Expected Dividend Rate	-	-
Risk Free Interest Rate	2.37%	3.06% - 3.55%
Grant Date Fair Value	$1.53	$2.18 - $2.61

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

Litigation Contingencies

There are various claims and lawsuits pending against the Company arising in the ordinary course of the Company’s business. Although the amount of liability, if any, against the Company is not reasonably estimable, the Company is of the opinion that these claims and lawsuits will not materially affect the Company’s financial position. In the past the Company has expended significant resources for its legal defense.  In the future the Company will devote resources to its legal defense as necessary.

The following paragraphs set forth the status of litigation as of September 30, 2009.

Clean Fuels Litigation
In Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., Case No. CV05-01346 (Second Judicial District, County of Washoe) the Company, Rudolf W. Gunnerman, Peter Gunnerman, and RWG, Inc., were named as defendants in a legal action commenced in Reno, Nevada (the “Clean Fuels Litigation”).  The plaintiff, Clean Fuels Technology later assigned its claims in the lawsuit to EcoEnergy Solutions, Inc., which entity was substituted as the plaintiff.  In general, the plaintiff’s alleged claims relate to ownership of the “sulfur removal technology” originally developed by Professor Teh Fu Yen and Rudolf Gunnerman with financial assistance provided by Rudolf W. Gunnerman, and subsequently assigned to the Company.  On September 14, 2007, after a jury trial and extensive post-trial proceedings, the trial court entered final judgment against the plaintiff EcoEnergy Solutions, Inc. on all of its claims.  As per the final judgment, all of the plaintiff’s claims were resolved against the plaintiff and were dismissed with prejudice.  In addition, the trial court entered judgment in favor of the Company and against the plaintiff for reimbursement of legal fees and costs of approximately $124,000, with post-judgment interest.  The plaintiff appealed the judgment on October 5, 2007. On July 31, 2009, a Supreme Court of the State of Nevada three judge panel (“Supreme Court Panel”) issued an Order of Affirmance finding that the plaintiff’s arguments were without merit and affirmed the District Court’s judgment in favor of the Company. The plaintiff requested a rehearing from the Supreme Court Panel which was denied.  On October 5, 2009, the plaintiff filed a petition for rehearing by the entire Supreme Court of the State of Nevada.  That petition has not yet been decided.  No asset or liability has been accrued relative to this action.

Talisman Litigation
In Talisman Capital Talon Fund, Ltd. v. Rudolf W. Gunnerman and SulphCo, Inc., Case No. 05-CV-N-0354-BES-RAM, the Company and Rudolf W. Gunnerman were named as defendants in a legal action commenced in federal court in Reno, Nevada. The plaintiff’s claims relate to the Company's ownership and rights to develop its "sulfur removal technology." The Company regards these claims as without merit. Discovery in this case formally concluded on May 24, 2006. On September 28, 2007, the court granted, in part, the defendants' motion for summary judgment and dismissed the plaintiff's claims for bad faith breach of contract and unjust enrichment that had been asserted against Rudolf Gunnerman. The court denied the plaintiff's motion for partial summary judgment. The trial for this matter commenced on December 1, 2008 and continued through December 12, 2008.  The court recessed the trial on December 12, 2008 prior to hearing closing arguments.  Post trial briefs were filed with the court on February 20, 2009, and closing arguments were heard on March 3, 2009. On May 14, 2009, the court entered a judgment in favor of the Company and dismissed all claims with prejudice. The plaintiff appealed the judgment on June 11, 2009. The plaintiff’s opening brief is due to the court on December 4, 2009.  The Company’s answering brief will be due to the court on February 2, 2010 with the plaintiff’s reply brief thereto due to the court on February 16, 2010.  No date has been set for argument or submission of the appeal. No liability has been accrued relative to this action.

Hendrickson Derivative Litigation
On January 26, 2007, Thomas Hendrickson filed a shareholder derivative claim against certain current and former officers and directors of the Company in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe. The case was known as Thomas Hendrickson, Derivatively on Behalf of SulphCo, Inc. v. Rudolf W. Gunnerman, Peter W. Gunnerman, Loren J. Kalmen, Richard L. Masica, Robert Henri Charles Van Maasdijk, Hannes Farnleitner, Michael T. Heffner, Edward E. Urquhart, Lawrence G. Schafran, Alan L. Austin, Jr., Raad Alkadiri and Christoph Henkel, Case No. CV07-00187, Dept. No. B6.  The complaint alleged, among other things, that the defendants breached their fiduciary duty to the Company by failing to act in good faith and diligence in the administration of the affairs of the Company and in the use and preservation of its property and assets, including the Company’s credibility and reputation.  On April 12, 2007 the Company and individual defendants filed a motion to dismiss, based upon the plaintiff’s failure to make a demand upon the Board and failure to state a claim.  On July 3, 2007, the parties filed a Stipulation of Voluntary Dismissal Without Prejudice (the “Stipulation”).  The Stipulation provided that in connection with the dismissal of this action each of the parties will bear their own costs and attorney fees and thereby waive their rights, if any, to seek costs and attorney fees from the opposing party.  Further, neither the plaintiff nor his counsel received any consideration for the dismissal of this action.

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

Nevada Heat Treating Litigation
On November 29, 2007, Nevada Heat Treating, Inc. (“NHT”) filed a lawsuit against the Company, Nevada Heat Treating, Inc., d/b/a California Brazing, in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No. CV07-02729.  In its complaint, NHT alleges trade secret misappropriation and breach of contract relative to certain information alleged to have been disclosed to the Company beginning in late 2006 and continuing through early 2007 pursuant to a consulting engagement with NHT.  Among other things, NHT asserted that certain information, alleged to have been disclosed to the Company during the term of the consulting engagement, is the subject of a non-disclosure/confidentiality agreement executed at the inception of the consulting engagement.  NHT is contending that this certain information represents a trade secret that should no longer be available for use by the Company following the termination of the consulting engagement with NHT in the spring of 2007.  In connection with filing this action, NHT also filed a motion for preliminary injunction against the Company seeking to enjoin it from using certain information until the matter can be resolved through the courts. Hearings on the preliminary injunction motion took place on March 24 and 25, 2008, and May 8, 2008.  On May 8, 2008, the court ruled from the bench, at the conclusion of the hearing on the motion for preliminary injunction.  The court denied the plaintiff’s motion on grounds that the plaintiff had failed to demonstrate a probability of success on the merits of its claims.  On November 18, 2008, the Company accepted a formal settlement offer from NHT wherein it was agreed that NHT would dismiss its claims and each party would bear its own costs and fees, but that NHT would preserve any claims that it might have in the future relating to its patent application.  On March 2, 2009, the Company filed notice with the Court that it had accepted the formal settlement offer.  On April 1, 2009, the Court entered a judgment consistent with the terms of the formal settlement offer and the matter has been concluded.  No liability was accrued relative to this action.

Securities and Exchange Commission Subpoena
On February 25, 2008, the Company received a subpoena from the Denver office of the Securities and Exchange Commission (the “SEC”).  The subpoena formalized virtually identical requests the Company received in May, June and August 2007 to which the Company responded to the request for voluntary production of documents and information, including financial, corporate, and accounting information related to the following subject matters:  Fujairah Oil Technology LLC, the Company’s restatements for the first three quarterly periods of 2006 and the non-cash deemed dividend for the quarter ended March 31, 2007, and information and documents related to certain members of former management, none of whom have been employed by the Company since March 2007.  On June 15, 2009, the Company was advised by the SEC that this investigation has been completed as to SulphCo, against which the SEC does not intend to recommend any enforcement action.

6.            Related Party Transactions

During the three and nine-month periods ended September 30, 2009 and 2008, the Company made payments of approximately $0.2 million, $0.5 million, $0.7 million and $1.0 million, respectively, to Märkisches Werk Halver, GmbH (“MWH”) in connection with ongoing probe development activities under an existing agreement.  Under the terms of the agreement, MWH will continue to develop and manufacture high-volume, high-power ultrasound systems for use in SulphCo’s Sonocracking process (the “Equipment”) through June 2013. MWH will sell Equipment exclusively to the Company and the Company will purchase a minimum of 60% of its annual Equipment requirements from MWH.  The Company may purchase a lesser percentage of Equipment from MWH if the Company can either purchase comparable equipment at a price that is 25% less than the price charged by MWH or MWH does not manufacture the Equipment within the Company’s quality control specifications. In addition to the fees that MWH will receive for its probe development and manufacturing activities, MWH also received an option to purchase 50,000 shares of SulphCo common stock.  Edward E. Urquhart, the Chief Executive Officer of MWH from July 2003 through May 2009, was a member of the Company’s Board of Directors from August 2006 to April 2009.

The Company had a consulting contract with Vincent van Maasdijk, the son of Robert van Maasdijk who has been a member of the Company’s Board of Directors since April 2005 and Chairman of the Board from January 2007 to April 2009, to serve as a project manager. As a project manager, Mr. van Maasdijk’s responsibilities included overseeing the installation and testing of commercial Sonocracking™ units at various locations assigned by the Company.  Under the terms of the contract, Mr. van Maasdijk received a monthly payment of approximately $7,000 plus reimbursement of all reasonable out-of-pocket expenses, in accordance with the Company’s applicable policies and procedures.  For the three and nine-month periods ended September 30, 2009 and 2008, the total expense recognized by the Company under this arrangement was approximately zero, $29,000, $30,000 and $72,000, respectively. In April of 2009, both parties mutually agreed not to renew the contract.

7.            New Accounting Pronouncements

Recently Adopted Accounting Standards

In January 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on determining whether instruments granted in share-based payment transactions are participating securities. The guidance requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method as described by the Earnings Per Share Topic of the FASB Accounting Standards Codification. Adoption of the new guidance did not have a material impact on the Company’s computation of earnings per share.

In January 2009, we adopted authoritative guidance issued by the FASB on determining whether an instrument (or an Embedded Feature) is indexed to an entity’s own stock. The guidance addresses the determination of whether provisions that introduce adjustment features (including contingent adjustment features) would prevent treating a derivative contract or an embedded derivative on a company’s own stock as indexed solely to the company’s stock. Adoption of the new guidance did not have a material impact on the Company’s financial statements.

In January 2009, we adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. Adoption of the new guidance will not have a material impact on the Company’s financial statements unless the Company makes an acquisition of a business.

In May 2009, we adopted authoritative guidance issued by the FASB on interim disclosures about fair value of financial instruments. Adoption of the new guidance did not have a material impact on the Company’s financial statements.

In May 2009, we adopted authoritative guidance issued by the FASB on subsequent events. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Adoption of the new guidance did not materially impact the Company’s financial statements.

In July 2009, we adopted authoritative guidance issued by the FASB that provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative GAAP. The Codification did not change GAAP but reorganizes the accounting literature. The adaption of the new guidance did not materially impact the Company’s financial statements.

Recently Issued Accounting Standards

In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The new guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We believe future adoption of this new guidance will not have a material impact on our financial statements.

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

Research and Development Activities Update

SulphCo’s Sonocracking™ technology employs high power ultrasound to accelerate oxidative desulfurization (“ODS”), an attractive alternative to hydrodesulfurization (“HDS”), the currently practiced method of desulfurization.  In order to meet stringent regulatory limits, HDS suffers from high hydrogen and energy consumption as severe operating conditions have to be employed to treat the most refractory sulfur compounds. In contrast, the ultrasound-assisted ODS process allows comparably mild reaction conditions such as ambient temperatures and mild pressures.  Ultrasound accelerates chemical reactions by inducing cavitation, which results in strong mixing, high shear and mass transport. SulphCo’s ultrasound assisted ODS Sonocracking™ technology is a potentially more cost effective and energy efficient alternative to HDS. The lower capital cost and smaller equipment footprint suggest a multitude of potential placement options in refinery or other operating settings. The most attractive deployment of the Sonocracking™ technology exploits the advantages of both processes due to the fact that ODS technology works efficiently on the most refractory sulfur compounds. It is important to note that SulphCo’s desulfurization process consists of the ultrasound assisted conversion of the sulfur compounds to their oxidized analogs (step 1) and the subsequent removal of these oxidized compounds by a separation technique such as adsorption (step 2).  The following is an update of the Company’s more significant research and development activities conducted during 2009.

Development of Catalyst Systems and Adsorption Process
Activities in the third quarter of 2009 continued to center around optimizing additive packages for the sulfur conversion step as well as establishing key parameters for the adsorption process typically needed for sulfur removal. For the diesel finishing and transmix applications, a variety of catalyst systems have been evaluated, with achievement of sulfur content levels of less than 15 parts per million (“ppm”) for several streams. Targeted efforts to improve cost/benefit ratios have led to the identification of several promising catalyst systems. We also established a dedicated effort on adsorption for sulfur removal. At least two potential adsorbent alternatives have been identified and characterized. Ongoing work is geared towards process implementation.

For a specific natural gas condensate application, the primary focus is on the removal of mercaptan sulfur compounds. A third quarter 2009 highlight was the successful development of a low-cost catalyst system for this particular application. Equally important, our lab work suggests that sufficient sulfur removal can be achieved by simple phase separation eliminating the need for an adsorption unit. Ongoing work is directed towards optimizing critical process parameters such as flow rates, reaction temperatures and pressures. Preparation for field validation at commercial rates has been initiated.

Ultrasound Probe, Reactor and Control Systems
During the first nine-months of 2009, SulphCo and Märkisches Werk Halver, GmbH (“MWH”) developed a simplified control panel system that is more conducive to continuous commercial operation. It incorporates an operator interface to the ultrasound system with real-time process data updating and automatic probe control.  It is intended to become the primary interface for operators in a commercial setting, with the ability to integrate into existing plant control systems. Enhancements include an updated amplitude measurement device as well as an improved probe mounting assembly. The new ultrasound probe mounting assembly simplifies field replacement of probes during commercial operation. Our current state-of-the-art ultrasound probe, reactor and control system technology is well suited for laboratory, pilot and commercial use and only minor modifications are expected for the future. High intensity endurance testing of the current ultrasound probe/transducer assembly was initiated in September 2009.

Business Development Activities Update

The following is an update on the more significant business development activities the Company has been pursuing.

With respect to the Company’s ongoing commercial efforts, we continue to see a high level of interest in the Sonocracking™ process as potential customers see the value that can be driven by the technology.  We are pursuing what we believe are opportunities presenting the highest likelihood of near-term success for the technology (i.e., crude oil product streams such as diesel fuel, natural gasoline, and naptha as well as low to moderate sulfur-containing crude oils and condensates) and are working with several potential customers to achieve this goal.

OMV
Based on the promising results of  laboratory and field trials conducted in the first quarter of 2009, SulphCo and OMV Refining and Marketing GmbH (“OMV”) entered into a technology agreement (the “Technology Agreement”) to jointly evaluate our Sonocracking™ technology in several of OMV’s refining applications.  In early July 2009 we completed the first series of detailed technology trials contemplated under the Technology Agreement in which various petroleum products and crude oil streams were treated using our Sonocracking™ technology in OMV’s pilot plant facilities located in Schwechat, Austria. Based on the results of this first series of technology trials, SulphCo and OMV have agreed to move forward with further technical and economic evaluations for a select group of specific applications, focusing on the most compelling economic cases. In the third quarter of 2009, OMV utilized its linear program refining model to help determine detailed and specific application economics. In early October, Dr. Ryan and Dr. Schattenmann traveled to Vienna to discuss the preliminary results of the linear program refining model with OMV. Dr. Ryan and Dr. Schattenmann will be meeting with OMV again in early November to discuss the next steps in SulphCo's work with OMV regarding its project planning process through which SulphCo’s Sonocracking™ technology could be integrated into a future OMV investment cycle leading to the potential installation of a commercial Sonocracking™ unit. While the Company is encouraged by this recent progress, there can be no assurance that the Company will be successful in implementing any commercial agreements.

North America
SulphCo is pursuing a specific natural gas condensate application with an integrated major oil company with a facility located in western Canada. We have performed several lab-scale trials to demonstrate the effectiveness of our technology in this particular application.  Technical representatives from this company visited our Houston offices in June 2009 to confirm the lab-scale results and subsequently recommended the installation of a Sononcracking™ unit at this company’s facility in Canada. SulphCo is currently negotiating a placement and validation agreement with this company that, upon execution, will result in the placement of a Sononcracking™ unit on-site to facilitate commercial scale validation of the technology for this application.  Additionally, discussions with technical representatives of this company continue with respect to other applications of the Sonocracking™ technology in their facilities around the world.

We have presented in-house laboratory and third-party data, with respect to the performance of the Sonocarcking™ technology to an independent refiner located in the United States.  Based on those presentations and discussions, we are working on samples of various streams from their facility to determine the best value proposition for the technology in their system.  We have sent a collaboration proposal to this potential customer and are awaiting results of further laboratory tests to determine steps forward.  It is anticipated that this proposal may lead to collaboration on application specific technology developments and commercial scale demonstrations.

On September 15, 2009, SulphCo reported that it had executed a letter of intent with Laguna Development Corporation ("Laguna") to move toward the installation of SulphCo's desulfurization technology at Laguna's New Mexico trans-mix facility. SulphCo continues to work with Laguna and other companies in the trans-mix market to meet their technical and commercial requirements to produce ultra-low sulfur diesel.

In addition to the ongoing discussions described above, we have been contacted by several new potential customers expressing interest in the Sonocracking™ technology, including integrated major oil companies, independent oil companies, and small refiners.  Work continues on samples provided by several of these potential customers which will form the basis for their evaluation of the Sonocracking™ technology in their respective systems.

While the Company is encouraged by this recent progress in this region, there can be no assurance that the Company will be successful in implementing any commercial agreements.

South America
Based on technical data presented by SulphCo at meetings with a certain company in Argentina earlier this year, the distribution agreement between SulphCo and J.W. Tecnologia Servicios Petroleros S.A.C. (“South American Distributor”) has been expanded to include that certain company in Argentina.  We have also performed tests on crude oil and petroleum product streams provided by other South American companies through our South American Distributor and have achieved results consistent with testing performed on diesel fuels and oils originating from other areas of the world. Proposals for collaboration were sent to these potential customers earlier this year and may lead to additional discussions and possibly collaborative efforts to utilize the Sonocracking ™ technology on specific customer applications.

Further, as a result of laboratory tests on samples provided by a large integrated oil company in Brazil, technology meetings were held in that country during the first quarter of 2009. Based on positive feedback from these meetings, a proposal for collaboration on application specific technology and commercial scale demonstrations was sent to this potential customer.  In response to this proposal, discussions are being held with this company to identify the value proposition for site specific applications and determine the appropriate actions moving forward. It is anticipated these discussions may ultimately lead to commercial demonstrations.

While the Company is encouraged by this recent progress in this region, there can be no assurance that the Company will be successful in implementing any commercial agreements.

Middle East
The agreement with Amira Group Company LLC (“Amira”), a U.S.-based oil and gas services company, granting Amira an exclusive distributorship in the countries of Kuwait, Qatar, Abu Dhabi, Bahrain, Saudi Arabia, Libya, Egypt and certain customer specific opportunities (the "Amira Sales Territories") expired as of July 10, 2009. The parties are negotiating a possible modification and extension of the previous agreement. As of September 30, 2009, the Company has not entered into any customer agreements in the Amira Sales Territories and there can be no assurance that the Company will enter into any such agreements.

Southeast Asia
On February 11, 2008, we announced an agreement with Pt. Isis Megah (“Isis”), an Indonesian oil and gas services company, granting Isis an exclusive distributorship in the countries of India, Malaysia, Singapore and Indonesia (the “Isis Sales Territories”). We concurrently announced a customer order procured through Isis, conditioned upon the execution of an operating agreement, for Sonocracking™ units having at least 30,000 barrels per day (“Bpd”) of processing capacity to be shipped at our expense from Fujairah to a designated port within the Isis Sales Territories. Subsequently, the Company shipped 90,000 Bpd of processing capacity from our facility in Fujairah, UAE, to Singapore in April 2008.

Subsequent to the initial discussions with the potential customer, unanticipated events occurred which led to delays in reaching a final placement agreement. We understand, through Isis, that the customer has agreed to deliver samples to our Houston facility where they will witness testing. To date, those samples have not been procured and a date has not been set for testing in Houston. Once the samples have been obtained, we will schedule the appropriate testing in Houston.  In anticipation of other capacity requirements, the Company has decided to ship the 90,000 Bpd of processing capacity currently stored in Singapore to Houston during the fourth quarter of 2009.

There can be no assurance that the Company will be successful in implementing any commercial agreements in the Isis Sales Territories.

Fujairah
As of September 30, 2009, the Company had 90,000 Bpd of processing capacity at its facility in Fujarah.  The Company has not conducted any validation testing at the Fujairah facility during 2009. The ultimate timing of future testing depends entirely on the requirements of potential customers. There can be no assurance that the Company will be successful in implementing any commercial agreements in Fujairah.

South Korea
To date several attempts have been made by the Company to resolve the outstanding business issues between it and SulphCo Korasia, but those issues have not been resolved satisfactorily at this point. While we expect to continue our efforts to resolve those issues, there can be no assurance that they will be resolved favorably.

Three and nine-months ended September 30, 2009 compared to the three and nine-months ended September 30, 2008

Research and Development Expenses

For the three and nine-month periods ended September 30, 2009, we incurred expenses of approximately $0.8 million and $2.6 million, respectively, related to research and development of our Sonocracking™ technology.  This compares to expenses of approximately $1.3 million and $3.3 million for the comparable periods in 2008.  The decrease in research and development expenses in the three and nine-month periods in 2009 as compared to the three and nine-month periods in 2008 is primarily due to a reduction in expenditures related to the development of the ultra-sonic probe and reactor assemblies. The ultra-sonic probes and reactor assemblies have been developed to a point suitable for their expected application and the Company does not expect to incur significant expenses on further development of the ultrasonic-probes and reactor assemblies through the end of 2009.

During the three and nine-month periods ended September 30, 2009, we incurred expenses of approximately $0.1 million and $0.2 million, respectively, related to the test facility in Fujairah, UAE.  This compares to expenses of approximately $0.1 million and $0.3 million, respectively, for the comparable periods in 2008.

Selling, General and Administrative Expenses

For the three and nine-month periods ended September 30, 2009, we incurred expenses of approximately $1.4 million and $6.3 million, respectively, in selling, general and administrative expenses. This compares to expenses of approximately $3.4 million and $12.6 million, respectively, for the comparable periods in 2008.

Stock-based compensation was approximately $0.2 million and $1.2 million, for the three and nine-month periods ended September 30, 2009, respectively. This compares to stock-based compensation of approximately $1.1 million and $4.4 million, respectively, for the comparable periods in 2008.

Legal fees were approximately $0.2 million and $0.9 million, respectively, for the three and nine-month periods ended September 30, 2009.  This compares to expenses of approximately $1.0 million and $2.8 million, respectively, for the comparable periods in 2008. This represents decreases of $0.8 million and $1.9 million, respectively, relative to comparable periods in 2008. The decreases in legal fees over the first nine months of 2009 were primarily attributable to the resolution of outstanding litigation matters that gave rise to significant legal fees for the three and nine-month periods ended September 30, 2008. We are not expecting any significant litigation fees for the remainder of 2009.

Consulting, payroll and related expenses were approximately $0.6 million and $2.1 million, respectively, for the three and nine-month periods ended September 30, 2009.  This compares to expenses of approximately $0.6 million and $3.2 million, respectively, for the comparable periods in 2008.  This represents decreases of zero and $1.1 million, respectively, relative to comparable periods in 2008. The $1.1 million decrease in the nine months of 2009 compared to the first nine months of 2008 was primarily attributable to the reduction in the number of outside consultants engaged during the first nine months of 2009 and additional expenses recognized in the second quarter of 2008 related to a settlement agreement with a former consultant.

The remainder of the amounts incurred relate to normal recurring operating expenses such as lease expense, utilities, marketing, and investor relations.

Interest Expense

For the three and nine-month periods ended September 30, 2009 and 2008, the Company recognized total interest expense of approximately $0.3 million, $0.3 million, $0.9 million and $0.9 million, respectively. For the three and nine-month periods ended September 30, 2009 and 2008, total interest expense recognized by the Company included incremental interest expense associated with discount accretion of approximately $0.3 million, $0.2 million, $0.9 million and $0.6 million, respectively.

On July 29, 2009, the Company made full cash payment of the outstanding principal balance and all accrued but unpaid interest thereon.

Deemed Dividend

For the three and nine-month periods ended September 30, 2009 and 2008, the Company recognized non-cash deemed dividends of approximately zero, zero, zero and $4.1 million, respectively.

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

Liquidity and Capital Resources

On July 29, 2009, the Company prepaid in cash the full $4.7 million outstanding principal balance of the convertible notes payable and all accrued but unpaid interest thereon. As of September 30, 2009, we had approximately $4.2 million in available cash reserves. Based on the cash reserves at September 30, 2009 and the forecasted monthly cash burn rate, we anticipate that our cash reserves will be sufficient to fund our cash requirements into the latter part of the first quarter of 2010.  The Company is also evaluating various equity financing alternatives that may include, among other things, additional equity issuances, the proceeds of which would be used to replace cash reserves used to repay the convertible notes.  There can be no assurance that the Company will be successful in raising such financing, if it decides to pursue such an alternative.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. On July 29, 2009, the Company made full cash payment of the approximately $4.7 million outstanding variable rate debt that exposed the Company to the risk of increased interest expense.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s chief executive officer and chief financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “1934 Act”)) as of September 30, 2009, the end of the period covered by this Form 10-Q.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Items 2, 3 and 4 are not applicable and have been omitted.

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

SULPHCO, INC.
(Registrant)

Date: October 28, 2009	/s/ Larry D. Ryan
By: Larry D. Ryan
Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2009	/s/ Stanley W. Farmer
By: Stanley W. Farmer
Vice President, Chief Financial Officer,
Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)