Form 10-K
period 2009-12-31
SULPHCO INC
filed 2010-02-25
CIK 1096560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..........................to.............................

Commission file number 001-32636

SULPHCO, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0224817 (I.R.S. Employer Identification No.)

4333 W. Sam Houston Pkwy N., Suite 190 Houston, TX (Address of principal executive offices)	77043 (Zip Code)

(713) 896-9100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share	NYSE Amex
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $63,151,455.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of Common Stock outstanding on February 15, 2010, was 101,708,741.

Documents incorporated by reference: portions of the registrant’s proxy statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SULPHCO, INC.
2009 FORM 10-K ANNUAL REPORT

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

PART I

Item 1.  Business.

Overview

SulphCo is an energy technology company focused on the development and commercialization of an oxidative desulfurization (“ODS”) process for crude oil products, crude oils, and condensate streams. SulphCo’s oxidative desulfurization process consists of (1) the ultrasound assisted conversion of the sulfur compounds to their oxidized analogs employing its patented and proprietary Sonocracking™ technology, and (2) the subsequent removal of these oxidized compounds by a separation technique such as adsorption (the “SulphCo Process”).

Ever increasing environmental regulations are mandating the reduction of sulfur content in many fuels, including gasoline, diesel fuel, and bunker fuel.  For example, the sulfur specification for finished diesel fuel in certain jurisdictions is less than 10 parts per million (“ppm”), while typical starting concentrations are in the thousands of ppm. The currently practiced method for desulfurization is hydrodesulfurization (“HDS”).  HDS requires a large capital investment and suffers from high hydrogen and energy consumption as severe operating conditions have to be employed to treat the most refractory sulfur compounds. In contrast, the SulphCo Process allows for  comparably mild reaction conditions such as ambient temperatures and mild pressures, resulting in a potentially more cost effective and energy efficient alternative to HDS for certain applications within the refining, transportation, and blending market segments.

We maintain our principal executive offices and facilities at 4333 W. Sam Houston Pkwy N., Suite 190, Houston, Texas 77043.  Our telephone number is (713) 896-9100.  Our corporate website is www.sulphco.com.  The information contained on our website is not part of this report.

Research and Development Activities Update

The following is an update of the Company’s more significant research and development activities conducted during 2009.

Development of Catalyst Systems and Adsorption Process
Activities in 2009 continued to center around optimizing additive packages for the sulfur conversion step as well as establishing key parameters for the adsorption process typically needed for sulfur removal. For the diesel finishing and transmix applications, a variety of catalyst systems have been evaluated, with achievement of sulfur content levels of less than 15 ppm for several streams. Targeted efforts to improve cost/benefit ratios have led to the identification of several promising catalyst systems. We also established a dedicated effort on adsorption for sulfur removal. At least two potential adsorbent alternatives have been identified and characterized. Ongoing work is oriented towards process implementation.

For a specific condensate application, the primary focus was on the removal of mercaptan sulfur compounds. We successfully developed a low-cost catalyst system for this particular application. The catalyst is tunable and allows for mercaptan and total sulfur reduction depending on the specific requirements. Equally important, our lab work suggests that sufficient sulfur removal can be achieved by simple phase separation eliminating the need for an adsorption unit. Ranges for critical process parameters such as flow rates, reaction temperatures and pressures have been established.

Ultrasound Probe, Reactor and Control Systems
During 2009, SulphCo and Märkisches Werk Halver, GmbH (“MWH”) developed a simplified control panel system that is more conducive to continuous commercial operation. It incorporates an operator interface to the ultrasound system with real-time process data updating and automatic probe control.  It is intended to become the primary interface for operators in a commercial setting, with the ability to integrate into existing plant control systems. Enhancements include an updated amplitude measurement device as well as an improved probe mounting assembly. The new ultrasound probe mounting assembly simplifies field replacement of probes during commercial operation. Our current state-of-the-art ultrasound probe, reactor and control system technology is well suited for laboratory, pilot and commercial use and only minor modifications are expected for the future. High intensity endurance testing of the current ultrasound probe/transducer assembly was initiated in September 2009 and is expected to continue into the second quarter of 2010.  First results indicate probe lifetime of several weeks at harsh testing conditions.

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

Europe
Based on the promising results of laboratory and field trials conducted in the first quarter of 2009, SulphCo and OMV Refining and Marketing GmbH (“OMV”) entered into a technology agreement (the “Technology Agreement”) to jointly evaluate our Sonocracking™ technology in several of OMV’s refining applications.  In early July 2009 we completed the first series of detailed technology trials contemplated under the Technology Agreement in which various petroleum products and crude oil streams were treated using our Sonocracking™ technology in OMV’s pilot plant facilities located in Schwechat, Austria. Based on the results of this first series of technology trials, SulphCo and OMV have agreed to move forward with further technical and economic evaluations for a select group of specific applications, focusing on the most compelling economic cases. In the third quarter of 2009, OMV utilized its linear program refining model to help determine detailed and specific application economics. In early October 2009, Dr. Ryan, SulphCo’s CEO, and Dr. Schattenmann, SulphCo’s CTO, traveled to Vienna to discuss the preliminary results of the linear program refining model with OMV. Dr. Ryan and Dr. Schattenmann met with OMV again in early November 2009 to discuss the next steps in SulphCo's work with OMV regarding its project planning process through which SulphCo’s Sonocracking™ technology could be integrated into a future OMV investment cycle leading to the potential installation of a commercial Sonocracking™ unit. Based on these discussions, OMV has decided to move forward with further technology efforts focused on diesel streams produced from different crude oil sources.  The goal is to determine the crude oils that contain the diesel streams that, when treated by the Sonocracking™ process, produce the highest benefits for OMV. It is expected that OMV will start collecting the required diesel streams and will begin hydrotreating analysis in their pilot lab facilities in the first quarter of 2010. While the Company is encouraged by the recent progress, there can be no assurance that the Company will be successful in implementing any commercial agreements.

North America
SulphCo is pursuing a specific condensate application with an integrated major oil company with a facility located in North America. We have performed several lab-scale trials to demonstrate the effectiveness of our technology in this particular application.  Technical representatives from this company visited our Houston offices in June 2009 to confirm the lab-scale results and subsequently recommended the installation of a Sonocracking™ unit at this company’s facility in North America. In November 2009, this potential customer changed the process requirements associated with this condensate application. In response to this change, SulphCo formulated a proposed solution that met the new technical requirements and provided it to this potential customer.  The customer is currently evaluating investment and process options that, if approved, could lead to the execution of a placement and validation agreement to facilitate commercial scale validation of the Sonocracking™ technology for this application. Additionally, discussions with technical representatives of this company continue with respect to other applications of the Sonocracking™ technology in its facilities around the world.

We have presented in-house laboratory and third-party data with respect to the performance of the Sonocracking™ technology to an independent refiner located in the United States.  Based on those presentations and discussions, we are working on samples of various streams from its facility to determine the best value proposition for the technology in its system.  We have sent a collaboration proposal to this potential customer and are awaiting results of further laboratory tests to determine steps forward.  It is anticipated that this proposal may lead to collaboration on application specific technology developments and commercial scale demonstrations.

On September 15, 2009, SulphCo reported that it had executed a letter of intent with Laguna Development Corporation ("Laguna") to move toward the installation of SulphCo's desulfurization technology at Laguna's New Mexico trans-mix facility. On November 13, 2009, SulphCo reported that it had executed a letter of intent with Golden Gate Petroleum (“Golden Gate”) to move toward the installation of SulphCo’s technology at Golden Gate’s Nevada trans-mix facility.  SulphCo continues to work with Laguna, Golden Gate and other companies in the trans-mix market to meet their technical and commercial requirements to produce ultra-low sulfur diesel.

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

While the Company is encouraged by the recent progress in this region, there can be no assurance that the Company will be successful in implementing any commercial agreements.

South America
Based on technical data presented by SulphCo at meetings with a certain company in Argentina earlier this year, the distribution agreement between SulphCo and J.W. Tecnologia Servicios Petroleros S.A.C. (“South American Distributor”) has been expanded to include that certain company in Argentina.  We have also performed tests on crude oil and petroleum product streams provided by other South American companies through our South American Distributor and have achieved results consistent with testing performed on diesel fuels and oils originating from other areas of the world. Proposals for collaboration were sent to these potential customers in early 2009 and may lead to additional discussions and possibly collaborative efforts to utilize the Sonocracking ™ technology on specific customer applications.

Further, as a result of laboratory tests on samples provided by a large integrated oil company in Brazil, technology meetings were held in that country during the first quarter of 2009 and again during the first quarter of 2010. Based on positive feedback from these meetings, a proposal for collaboration on application specific technology and commercial scale demonstrations was sent to this potential customer.  In response to this proposal, discussions are being held with this company to identify the value proposition for site specific applications and determine the appropriate actions moving forward. It is anticipated these discussions may ultimately lead to commercial demonstrations.

While the Company is encouraged by the recent progress in this region, there can be no assurance that the Company will be successful in implementing any commercial agreements.

Middle East
The agreement with Amira Group Company LLC (“Amira”), a U.S.-based oil and gas services company, granting Amira an exclusive distributorship in the countries of Kuwait, Qatar, Abu Dhabi, Bahrain, Saudi Arabia, Libya, Egypt and certain customer specific opportunities (the "Amira Sales Territories") expired as of July 10, 2009. The parties are evaluating a possible modification and extension of the previous agreement. As of December 31, 2009, the Company has not entered into any customer agreements in the Amira Sales Territories and there can be no assurance that the Company will enter into any such agreements.

Southeast Asia
On February 11, 2008, we announced an agreement with Pt. Isis Megah (“Isis”), an Indonesian oil and gas services company, granting Isis an exclusive distributorship in the countries of India, Malaysia, Singapore and Indonesia (the “Isis Sales Territories”). We concurrently announced a customer order procured through Isis, conditioned upon the execution of an operating agreement for Sonocracking™ units having at least 30,000 barrels per day (“Bpd”) of processing capacity to be shipped at our expense from Fujairah to a designated port within the Isis Sales Territories. Subsequently, the Company shipped 90,000 Bpd of processing capacity from our facility in Fujairah, UAE, to Singapore in April 2008.

Subsequent to the initial discussions with the potential customer, unanticipated events occurred which led to delays in reaching a final placement agreement. We understand, through Isis, that the customer has agreed to deliver samples to our Houston facility where they will witness testing. To date, those samples have not been procured and a date has not been set for testing in Houston. Once the samples have been obtained, we will schedule the appropriate testing in Houston.  In anticipation of other capacity requirements, the Company has shipped the 90,000 Bpd of processing capacity previously stored in Singapore to Houston during the fourth quarter of 2009.  The agreement with Isis expired in February 2009 and was not renewed by the Company.

There can be no assurance that the Company will be successful in implementing any commercial agreements in the Isis Sales Territories.

Fujairah
As of December 31, 2009, the Company had 90,000 Bpd of processing capacity at its facility in Fujairah.  The Company has not conducted any validation testing at the Fujairah facility during 2009. The ultimate timing of future testing depends entirely on the requirements of potential customers. There can be no assurance that the Company will be successful in implementing any commercial agreements in Fujairah.

South Korea
To date several attempts have been made by the Company to resolve the outstanding business issues between it and SulphCo Korasia, but those issues have not been resolved satisfactorily at this point. While we expect to continue our efforts to resolve those issues, there can be no assurance that they will be resolved favorably.

General Description of Our Technology

SulphCo’s patented and proprietary Sonocracking™ technology is designed to use high power ultrasound to alter naturally occurring molecular structures. Under certain conditions, ultrasonic waves can induce cavitation in a liquid.  Cavitation involves the creation of bubbles at the sites of refraction owing to the tearing of the liquid from the negative pressure of intense sound waves in the liquid. The bubbles then oscillate under the effect of positive pressure, growing to an unstable size as the wave fronts pass. The ultrasound waves stress these bubbles, leading to their growth, contraction, and eventual implosion, generating excess heat and pressure in and around every micrometer and submicrometer-sized bubble. The entire process takes a few nanoseconds and each bubble can behave as a microreactor, accelerating the physical reactions owing to the heat released and localized pressures obtained. The high temperature (estimated to be as high as 5,000 degrees Kelvin) and pressure (estimated to be as high as 500 atmospheres) reached locally can potentially cause disruption of molecular bonds.

The SulphCo Process applies high-power ultrasonic energy to a mixture of crude oil products or crude oil in conjunction with a catalyst and an oxidant.  The ultrasound provides an intense shearing and mixing environment for the mixture and, along with the effects from cavitation, allows for efficient oxygen transfer from the oxidant to sulfur-containing and other compounds in the crude oil product or crude oil stream. Aside from the oxidation of sulfur compounds, the process may also bring about the disruption of complex asphaltenic structures and rupturing of bonds of complex hydrocarbons, which in turn may result in upgrading the overall hydrocarbon content by reducing the overall density and thereby increasing the API gravity.

SulphCo's proprietary Sonocracking™ units are designed to treat large volumes of petroleum products at relatively low temperatures and pressures. The base design and capacity for the Sonocracking™ technology consists of skid mounted processing lines capable of up to 5,000 Bpd of throughput.  Successive lines can be added to scale capacities in multiples of up to 5,000 Bpd.  SulphCo has designed and implemented modular units with up to 15,000 Bpd capacity that are skid mounted and can be transported in a typical shipping container. These units possess smaller “footprints” and are expected to have lower capital costs when compared to the conventional hydrotreating equipment and other upgrading technologies.  This mobility and relative low capital cost make installation of Sonocracking™ equipment in the upstream (production), midstream (blending and transportation) and downstream (refining) sectors very flexible, with the ability to match customer capacity needs while requiring a relatively small “footprint.”

The Market for Our Technology

  Potential Improvements and Benefits

The SulphCo Process is designed to produce a number of desirable effects, including the oxidation and removal of sulfur compounds, improvement in the API gravity (reduction in relative density), reduction in viscosity, and potentially the modification and removal of nitrogen-containing compounds.  Other improvements, such as heavy metal reduction/concentration, may also be possible.  The degree to which any one or more of these improvements occur after treatment with the SulphCo Process depends heavily on the feed oil or fuel characteristics, including molecular makeup of sulfur compounds, asphaltene level and microstructure, acidity, and several other factors.  Not all crude oil or crude oil products will respond to the treatment to the same levels, therefore it is critical to optimize the process for a given feed stream to maximize the process benefits.

The economic benefit derived from the SulphCo Process depends on the overall improvement imparted to the crude oil products or crude oil in conjunction with customer and application-based drivers such as, but not limited to, crude oil and crude oil product pricing spreads, reduction in operating costs including reduced catalyst loading, lower hydrogen usage and lower carbon footprint, improved processing flexibility, and other benefits.   Since different sectors of the oil market have unique individual needs and potential benefits, it is necessary to evaluate the overall benefit provided by the SulphCo Process in the context of the customer application, improvement in the oil or product stream, and market pricing.

The Refining Market (downstream)

The SulphCo Process is expected to provide economic benefits for oil refiners through the reduction of sulfur content in either the crude oil feed or crude oil products such as gasoline, kerosene, diesel fuel, or bunker fuel oil.  As each refinery is unique, potential benefits of Sonocracking™ technology to an individual refiner will vary, depending on such factors as plant configuration, the type of crude oil processed and product specifications.

These potential benefits include:

•	Lower raw material (i.e., crude oil) costs due to greater flexibility of feeds;

•	Lower desulfurization costs when compared to traditional hydrotreating processes; and

•	Possible reduction of carbon footprint.

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

The cost of crude oil is generally considered to be the cost component with the greatest leverage on the profitability of an oil refinery. Therefore, a refinery will normally seek to purchase the most economical grade of crude oil which is suitable for its refinery operations.  Typically, refineries will not have identical requirements and the suitability of a particular grade of crude oil will normally depend upon the refining capabilities of a particular refinery and the types of finished products it produces.  For example, complex refineries, (i.e., refineries which have more extensive refining capabilities) can more readily process heavier grades of crude oil containing higher sulfur concentrations.  Due to price differentials based upon the density and sulfur content of crude oil, a refinery (regardless of complexity) will normally seek to purchase the least expensive heavy grade oil with the highest sulfur content that can be refined within its capabilities. In turn, as the market “spread” between light sweet crude oil and heavy sour crude oil increases, so too should a refinery’s profit margin if it has the capability of processing heavier sour crude oil.

Because the SulphCo Process is expected to modify and reduce sulfur content, a refinery which “pre-treats” its crude oil with our units could be expected to be able to realize cost reductions and improved profit margins by utilizing lower cost, higher sulfur containing feed oil than would otherwise be possible without the SulphCo Process.

Lower Desulfurization Costs

The traditional process for removing sulfur compounds from crude oil products is hydrotreating.  Hydrotreating is a high temperature, high pressure, high catalyst cost, and hydrogen consuming process employed in many refineries around the world.  The intensity of the hydrotreating process is driven largely by the chemical makeup of the sulfur compounds present in the crude oil product streams.  Certain types of sulfur molecules (e.g., dibenzothiophenes) require very intensive treatment and high catalyst and hydrogen loadings to remove the latent sulfur.  SulphCo’s oxidative desulfurization approach modifies dibenzothiophenes by oxidizing the sulfur which in turn changes the chemical composition to either a sulfoxide or a sulfone.  The sulfoxides and sulfones can be removed from the streams via secondary processes such as extraction or adsorption, which in turn eliminates the need to hydrotreat those compounds.  Alternatively, the sulfoxides and sulfones can be hydrotreated directly under milder reaction conditions and in some instances with significantly less hydrogen.  Therefore, SulphCo’s Sonocracking™ technology has the potential to reduce the hydrotreating costs associated with crude oil product streams.

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

The Transporting and Blending Market (mid-stream)

SulphCo’s Sonocracking™ technology can also provide a low cost sulfur reduction alternative for the transition mixture (“Transmix”) market. Transmix processors must comply with sulfur regulations currently being phased in over the next several years.  For the retail diesel market, the Transmix processors must supply on-road diesel that meets the less than 15 ppm sulfur target by June 2010.  SulphCo’s Sonocracking™ process can reduce the sulfur levels to the required limits in an economic fashion.  Over the next few years, applications in non-road diesel, marine, and locomotive markets will all start requiring diesel fuel that meets the less than 15 ppm sulfur specification therefore the potential market for SulphCo’s technology should grow.

SulphCo’s Sonocracking™ technology can also potentially improve the blending economics for mid-stream crude oil blenders and transporters. Treating high sulfur crude oil using the SulphCo Process is expected to reduce the sulfur content and allow more of this treated crude oil to be blended into the crude oil streams, while still meeting the various pipeline specifications. In addition to the blending economics, in some cases blenders can save on the high cost of alternative transportation versus crude oil pipelines.

The Oil Producer Market (upstream)

The SulphCo Process could potentially provide economic benefits for oil producers.  These benefits include, among other things, the ability to obtain higher prices for treated crude oil.

The price of crude oil is based primarily on characteristics such as API gravity (relative density) and sulfur content.  Because the SulphCo Process is designed to increase the API gravity and remove oxidized sulfur compounds in a commercial setting, this should allow oil producers that treat crude oil with the SulphCo Process to obtain a higher price from distributors and refiners as a result.

According to the Energy Information Administration, as of the end of 2008, it was estimated that the world consumes approximately 85.4 million barrels of oil per day.  Of this, approximately 60 million barrels per day comes from medium and heavy crude oil.

Geographic Scope of Our Market

We have a 50% ownership interest in Fujairah Oil Technology LLC in Fujairah, United Arab Emirates and are actively pursuing commercial opportunities in other parts of the world including North America, South America, Europe and the Middle East. As the potential markets for our technology include countries with significant oil producing or refining activities, we expect to conduct business in other parts of the world as well.  These activities may be conducted by us directly, or through partners, licensees or other third parties, in connection with the potential commercialization of our technologies.

Patents, Trademarks and Copyrights

We own nine United States patents and have one pending United States patent application. Our granted U.S. Patents include:

•	Power Driving Circuit for Controlling a Variable Load Ultrasonic Transducer, U.S. patent no. 7,408,290;

•	Loop-Shaped Ultrasound Generator and Use in Reaction Systems, U.S. patent no. 7,275,440;

•	Conversion of Petroleum Resid to Usable Oils with Ultrasound, U.S. patent no. 7,300,566;

•	Oxidative Desulphurization of Fossil Fuels with Ultrasound, U.S. patent no. 6,402,939;

•	Continuous Process for Oxidative Desulphurization of Fossil Fuels with Ultrasound and Products Thereof, U.S. patent no. 6,500,219;

•	Ultrasound-Assisted Desulfurization of Fossil Fuels in the Presence of Dialkyl Ethers, U.S. patent no. 6,827,844;

•	Corrosion Resistant Ultrasonic Horn, U.S. patent no. 6,652,992;

•	High-Power Ultrasound Generator and Use in Chemical Reactions, U.S. patent no. 6,897,628; and

•	High-Throughput Continuous-Flow Ultrasound Reactor, U.S. patent no. 7,559,241.

We also have the following pending U.S. Patent application:

•	High-Power Ultrasonic Horn. Pending U.S. patent application no. 11/066766 was filed on February 24, 2005.

In addition, SulphCo has been granted 67 international patents and has applied for an additional 108 international patents to protect other aspects and applications of the Company's technologies. These include, but are not limited to, new processes and procedures, developed by SulphCo personnel, required to manufacture higher power ultrasound equipment for use in SulphCo's desulfurization units.

The trademarks SulphCo™, Sonocracking™, Sonocracker™, and Sonocracked Crude™ are registered in the United States.  We also rely on copyright protection for the software utilized in our Sonocracking™ units.

Competitive Business Conditions

We are a new entrant in the market for development and sale of upgrading technology to the oil industry.  SulphCo faces well established and well funded competition from a number of sources.  Our competitors in this area include oil companies, oil refineries and manufacturers of conventional oil refinery equipment such as hydrotreaters.  Most of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing, sales and service resources than we do. Because of their experience and greater research and development capabilities, our competitors might succeed in developing and commercializing new competing technologies or products which could render our technologies or products obsolete or non-competitive.

The SulphCo Process is based upon the novel use of high power ultrasound to effect beneficial changes in the chemical composition of crude oil.  We believe this process gives us a competitive advantage because it is unique in that it “pre-treats” crude oil by both reducing relative density of oil and reducing sulfur content prior to being fed into the traditional refinery operation. Other than our proprietary Sonocracking™ process, we are not aware of any process in commercial use which is capable of both reducing the density of crude oil and reducing sulfur content other than the conventional refinery process itself.

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

Research and Development During the Last Three Years

During the past three years, our research and development expenditures have been directed toward the upgrading and desulfurization of crude oil and crude oil products and the improvement of our high power ultrasound technology.  During the years ended December 31, 2009, 2008 and 2007, our research and development costs totaled approximately $3.7 million, $4.1 million, and $7.7 million, respectively. During the years ended December 31, 2009, 2008 and 2007, we expended approximately $0.3 million, $0.4 million and $1.7 million, respectively, for the construction of the building and for the purchase and installation of equipment at the test facility in Fujairah, UAE.  Major capital expenditures related to the test facility in Fujairah, UAE are not anticipated to take place in the future until the SulphCo Process is commercialized, in which event such expenditures will be capitalized rather than expensed as research and development.

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

For example, refinery operations in the U.S. and many of the petroleum products they manufacture are subject to certain specific requirements of the federal Clean Air Act (“CAA”) and related state and local regulations and with the Environmental Protection Agency (“EPA”).  The CAA may direct the EPA to require modifications in the formulation of the refined transportation fuel products in order to limit the emissions associated with their final use. In December 1999, the EPA promulgated national regulations limiting the amount of sulfur that is to be allowed in gasoline.  The EPA has stated that such limits are necessary to protect new automobile emission control systems that may be inhibited by sulfur in the fuel.  The regulations required the phase-in of gasoline sulfur standards beginning in 2004, with special extended phase-in provisions over the next few years for refineries meeting specified requirements.  In addition, the EPA recently promulgated regulations that limit the sulfur content of highway diesel fuel beginning in 2006 to 15 ppm.  The former standard was 500 ppm.  The EPA has also proposed regulations intended to limit the sulfur content of diesel fuel used in non-road activities such as in the mining, construction, agriculture, railroad and marine industries.

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

Our activities to date have centered around the development and testing of our prototype units.  These activities require the use or storage of materials which are, or in the future may be, classified as hazardous products or pollutants under federal and state laws governing the discharge or disposal of hazardous products or pollutants.  We have undertaken a number of steps intended to ensure compliance with applicable federal and state environmental laws.  Regulated materials used or generated by us are stored in above-ground segregated facilities and are disposed of through licensed petroleum product disposal companies.  When appropriate, we also engage independent consultants from time to time to assist us in evaluating environmental risks.  Our costs related to environmental compliance have been included as part of our general overhead, and we do not presently anticipate any material increase in expenditures relating to environmental compliance in the near future based upon our current level of operations.

Rules and regulations implementing federal, state and local laws relating to the environment will continue to affect our business, and we cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been applied previously.  Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could have a material adverse effect on our business.

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

Employees

 As of February 15, 2010, we had 22 full-time employees.

Executive Officers

The following table lists our executive officers, their ages, and positions:

Name	Age (1)	Present Position
Larry D. Ryan, Ph.D.	38	Chief Executive Officer and Director
M. Clay Chambers	63	Chief Operating Officer
Stanley W. Farmer	42	Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
Florian J. Schattenmann, Ph.D.	44	Vice President and Chief Technology Officer

(1) Age is as of February 15, 2010

Business Experience of Executive Officers

Larry D. Ryan, Ph.D. has served as SulphCo’s Chief Executive Officer since January 2007 and as a Director since February 2007.  Previously, he was a senior executive in General Electric’s Advanced Materials Division, where he spent 9 years in technical and business leadership roles, most recently as the Business Manager for the Elastomers and RTV unit. Prior to his role as Business Manager, Dr. Ryan served as Technology Director for GE-Bayer Silicones and Global Technology Leader for the Elastomers and RTV division of GE Advanced Materials in Leverkusen, Germany. He is a graduate of the prestigious General Electric Edison Engineering Development Program, a technical leadership program focused on process engineering projects and product quality improvements and has extensive experience in the Six Sigma business process methodology.  Dr. Ryan has a Ph.D. in Chemical Engineering from the University of Delaware.

M. Clay Chambers has served as our Chief Operating Officer since February 2008.  From March 2003 to February 2008, Mr. Chambers worked for El Paso Corporation (“El Paso”), a large natural gas pipeline operator and natural gas producer, as a consultant advising on the sale of El Paso’s chemical assets after the acquisition of Coastal Corporation by El Paso in 2001. Mr. Chambers has over 35 years experience in the refining and petrochemical industry, having begun his career with UOP, Inc. and having held senior management positions with Coastal Corporation and Texas City Refining. At Coastal Corporation he served as Vice President of Refining, Senior Vice President of International Project Development and Senior Vice President of Petroleum Coordination. Mr. Chambers had overall management responsibility for refineries located in Corpus Christi, Texas; Eagle Point, New Jersey; Mobile, Alabama; Wichita, Kansas and Aruba, with a total crude oil capacity of 538,000 barrels/day. He has extensive expertise regarding the full range of refinery and petrochemical processing units and has also held senior management positions in the product, crude oil supply and petroleum marketing areas.  Mr. Chambers holds a professional degree in Chemical & Petroleum Refining Engineering from Colorado School of Mines and an MBA from the University of Houston.

Stanley W. Farmer has served as our Vice President and Chief Financial Officer since June 2007. Mr. Farmer was also appointed as the Company’s Treasurer and Corporate Secretary in March 2009. From June 2005 to June 2007, Mr. Farmer was an audit partner at Malone & Bailey, PC, a full service certified public accounting firm specializing in providing audit services to small public companies.  From November 2004 to April 2005, Mr. Farmer was the Chief Financial Officer at Texas Energy Ventures, L.L.C., a wholesale and retail energy holding company.  From May 2003 to November 2004, Mr. Farmer was an Assistant Controller at Reliant Energy Wholesale Group, a subsidiary of Reliant Energy, Inc., a provider of electricity and energy-related products to retail and wholesale customers.  From April 2000 to May 2003, Mr. Farmer was a Senior Director at Enron Corp. in its accounting transaction support group.  Mr. Farmer has also held management positions with a focus in the energy sector at Arthur Andersen LLP (May 1997 to April 2000) and KPMG LLP (January 1991 to May 1997).  Mr. Farmer has a B.B.A in Accounting from Texas A&M University (College Station, Texas), is a certified public accountant (Texas) and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

Florian J. Schattenmann, Ph.D. currently serves as our Vice President and Chief Technology Officer and has been with the Company since August 2008. From December 2006 to July 2008, Mr. Schattenmann was the Global Elastomers and European Technology Leader at Momentive Performance Materials (formerly General Electric Advanced Materials), a manufacturer of high-technology material solutions with a product portfolio that included silicone-based products, fused quartz and ceramics. From May 2006 to December 2006, Dr. Schattenmann was Technology Director for GE-Bayer Silicones based in Leverkusen, Germany. Dr. Schattenmann joined the GE Advanced Materials business from the GE Global Research Center where, from May 2001 to April 2006, he successively led several laboratories focused on the development of advanced technologies ranging from electronic materials to selective catalysis to nano-structured materials. Dr. Schattenmann is a certified Master Black Belt from GE in Six Sigma process methodology, holds seven patents and is the (co-)author of numerous peer-reviewed publications. Dr. Schattenmann has a Ph.D. in Inorganic Chemistry from M.I.T.

Other
The Company's internet address is www.sulphco.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, as soon as reasonably practicable after they are filed with the U.S. Securities and Exchange Commission (“SEC”).  Copies are also available without charge, from SulphCo, Inc., 4333 W. Sam Houston Pkwy N., Suite 190, Houston, TX 77043.  Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C.  Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  References to our website addressed in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website.  Therefore, such information should not be considered part of this report.

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

We have not generated any material revenues, and we have experienced significant operating losses in each period since we commenced our current line of business in January 1999.  As of December 31, 2009, we had an accumulated deficit of approximately $157.3 million.  These losses are principally associated with the research and development of our Sonocracking™ units for desulfurization and upgrading of crude oil and other petroleum products, research and development of ultrasound technologies, development of pre-production prototypes and related marketing activity, and we expect to continue to incur expenses in the future for development, commercialization, sales and marketing activities related to the commercialization of our technology.  We cannot predict when or to what extent our technology or resulting products will begin to produce revenues on a sustained basis, or whether we will ever reach profitability. If we are unable to achieve significant levels of revenue on a sustained basis, our losses will continue.  If this occurs, we may be compelled to significantly curtail our business activities or suspend or cease our operations.

We may not have sufficient working capital in the future, and we may be unable to obtain additional capital, which could result in the curtailment, suspension or cessation of our business activity.  If we obtain additional financing, you may suffer significant dilution.

In the past we have financed our research and development activities primarily through debt and equity financings from third parties.  We expect our existing capital resources will be sufficient to fund our cash requirements into the first quarter of 2011 based upon projected levels of expenditures and anticipated needs.  However, we expect that additional working capital will be required in the future.

The extent and timing of our future capital requirements will depend upon several factors, including:

•	continued progress toward commercialization of our technologies;
•	rate of progress and timing of product commercialization activities and arrangements; and
•	our ability to establish and maintain collaborative arrangements with others for product development, commercialization, marketing, sales and manufacturing.

Accordingly, our capital requirements may vary materially from those currently planned, and we may require additional financing sooner than anticipated.

Sources of additional capital, other than from future revenues (for which we presently have no commitments) include proceeds from the exercise of warrants issued to the investors in the March 2007, November 2007, May 2008, and January 2010 placements, funding through collaborative arrangements, licensing arrangements and debt and equity financings.  We do not know whether additional financing will be available on commercially acceptable terms when needed.  If we cannot raise funds on acceptable terms, we may not be able to successfully commercialize our technology, or respond to unanticipated requirements. If we are unable to secure such additional financing, we may have to curtail, suspend or cease all or a portion of our business activities.  Further, if we issue equity securities, our shareholders may experience severe dilution of their ownership percentages, and the new equity securities may have rights, preferences or privileges senior to those of our common stock.

Commercial activities by us in foreign countries could subject us to political and economic risks which could impair future potential sources of revenue or impose significant costs.

We are currently engaged in activities outside the U.S., including the Middle East, Austria, Europe, North America, South America and South Korea, and we expect to continue to do so in the future, either directly, or through partners, licensees or other third parties, in connection with the commercialization of our technologies.   The transaction of business by us in a foreign country, either directly or through partners, licensees or other third parties, may subject us, either directly or indirectly, to a number of risks, depending upon the particular country.  These risks may include, with respect to a particular foreign country:

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

Our commercial success will depend to a large degree on our ability to protect and maintain our proprietary technology and know-how and to obtain and enforce patents on our technology.  We rely primarily on a combination of patent, copyright, trademark and trade secrets laws to protect our intellectual property.  Although we have filed multiple patent applications for our technology, and we have nine issued patents in the U.S., our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent.  Accordingly, we cannot assure you that any patents will be issued pursuant to our current or future patent applications or that patents issued pursuant to such applications will not be invalidated, circumvented or challenged.  Also, we cannot ensure you that the rights granted under any such patents will provide the competitive advantages we anticipate or be adequate to safeguard and maintain our proprietary rights.  In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.  Moreover, we cannot ensure you that third parties will not infringe, design around, or improve upon our proprietary technology.

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

The trading price for our common stock has been volatile, ranging from a sales price of $0.21 in October 2003, to a sales price of over $19.00 per share in January 2006.  The price has changed dramatically over short periods with decreases of more than 50% and increases of more than 100% percent in a single day.  An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Since July 2007, our executive offices and primary facilities have been located at 4333 W. Sam Houston Pkwy N., Suite 190, Houston, Texas 77043 in a leased facility consisting of approximately 12,000 square feet.  In October 2009 the Company amended the original lease agreement, acquiring approximately 12,000 square feet of additional warehouse and office space located at 11335 Clay Road, Suite 160, Houston, Texas.  The lease for these spaces has been extended and will expire mid-year 2013.

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

The following paragraphs set forth the status of litigation as of December 31, 2009.

Clean Fuels Litigation

In Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., Case No. CV05-01346 (Second Judicial District, County of Washoe) the Company, Rudolf W. Gunnerman, Peter Gunnerman, and RWG, Inc., were named as defendants in a legal action commenced in Reno, Nevada (the “Clean Fuels Litigation”).  The plaintiff, Clean Fuels Technology later assigned its claims in the lawsuit to EcoEnergy Solutions, Inc., which entity was substituted as the plaintiff.  In general, the plaintiff’s alleged claims relate to ownership of the “sulfur removal technology” originally developed by Professor Teh Fu Yen and Rudolf Gunnerman with financial assistance provided by Rudolf W. Gunnerman, and subsequently assigned to the Company.  On September 14, 2007, after a jury trial and extensive post-trial proceedings, the trial court entered final judgment against the plaintiff EcoEnergy Solutions, Inc. on all of its claims.  As per the final judgment, all of the plaintiff’s claims were resolved against the plaintiff and were dismissed with prejudice.  In addition, the trial court entered judgment in favor of the Company and against the plaintiff for reimbursement of legal fees and costs of approximately $124,000, with post-judgment interest.  The plaintiff appealed the judgment on October 5, 2007. On August 3, 2009, the Nevada Supreme Court affirmed the court’s Order and judgment in its entirety.  The Nevada Supreme Court then denied EcoEnergy’s request for a rehearing on September 25, 2009 and further denied EcoEnergy’s Petition for En Banc Reconsideration on November 17, 2009.  On December 15, 2009, the Nevada Supreme Court restored jurisdiction to the district court for any post-appeal issues. Since that time, the Company received legal fees, costs, and interest awarded to it under the judgment from EcoEnergy. The Company then moved the district court for an award of legal fees and cost incurred on appeal. No asset or liability has been accrued relative to this action.

Talisman Litigation

In Talisman Capital Talon Fund, Ltd. v. Rudolf W. Gunnerman and SulphCo, Inc., Case No. 05-CV-N-0354-BES-RAM, the Company and Rudolf W. Gunnerman were named as defendants in a legal action commenced in federal court in Reno, Nevada. The plaintiff’s claims relate to the Company's ownership and rights to develop its "sulfur removal technology." The Company regards these claims as without merit. Discovery in this case formally concluded on May 24, 2006. On September 28, 2007, the court granted, in part, the defendants' motion for summary judgment and dismissed the plaintiff's claims for bad faith breach of contract and unjust enrichment that had been asserted against Rudolf Gunnerman. The court denied the plaintiff's motion for partial summary judgment. The trial for this matter commenced on December 1, 2008 and continued through December 12, 2008.  The court recessed the trial on December 12, 2008 prior to hearing closing arguments.  Post trial briefs were filed with the court on February 20, 2009, and closing arguments were heard on March 3, 2009. On May 14, 2009, the court entered a judgment in favor of the Company and dismissed all claims with prejudice. The plaintiff appealed the judgment on June 11, 2009. The plaintiff’s appeal brief was filed with the court in late December 2009.  The Company’s answering brief was filed with the court in early February 2010 after which the plaintiff may file a reply brief thereto within 14 days.  No date has been set for argument or submission of the appeal. No liability has been accrued relative to this action.

Hendrickson Derivative Litigation

On January 26, 2007, Thomas Hendrickson filed a shareholder derivative claim against certain current and former officers and directors of the Company in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe. The case was known as Thomas Hendrickson, Derivatively on Behalf of SulphCo, Inc. v. Rudolf W. Gunnerman, Peter W. Gunnerman, Loren J. Kalmen, Richard L. Masica, Robert Henri Charles Van Maasdijk, Hannes Farnleitner, Michael T. Heffner, Edward E. Urquhart, Lawrence G. Schafran, Alan L. Austin, Jr., Raad Alkadiri and Christoph Henkel, Case No. CV07-00187, Dept. No. B6.  The complaint alleged, among other things, that the defendants breached their fiduciary duty to the Company by failing to act in good faith and diligence in the administration of the affairs of the Company and in the use and preservation of its property and assets, including the Company’s credibility and reputation.  On April 12, 2007 the Company and individual defendants filed a motion to dismiss, based upon the plaintiff’s failure to make a demand upon the Board of Directors and failure to state a claim.  On July 3, 2007, the parties filed a Stipulation of Voluntary Dismissal Without Prejudice (the “Stipulation”).  The Stipulation provided that in connection with the dismissal of this action each of the parties will bear their own costs and attorney fees and thereby waive their rights, if any, to seek costs and attorney fees from the opposing party.  Further, neither the plaintiff nor his counsel received any consideration for the dismissal of this action.

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

On November 6, 2008, Mr. Hendrickson re-filed the shareholder derivative claim in the 127th Judicial District Court of Harris County, Texas. The case is known as Thomas Hendrickson, Derivatively on Behalf of SulphCo, Inc. v. Rudolf W. Gunnerman, Peter W. Gunnerman, Loren J. Kalmen, Richard L. Masica, Robert Henri Charles Van Maasdijk, Hannes Farnleitner, Michael T. Heffner, Edward E. Urquhart, Lawrence G. Schafran, Alan L. Austin, Jr., Raad Alkadiri and Christoph Henkel, Case No. 200866743.  The Company has responded to this litigation by moving to dismiss and the individual defendants have responded by moving to dismiss for lack of personal jurisdiction.  No relief is sought against the Company and no liability has been accrued relative to this action.

Nevada Heat Treating Litigation

On November 29, 2007, Nevada Heat Treating, Inc. (“NHT”) filed a lawsuit against the Company, Nevada Heat Treating, Inc., d/b/a California Brazing, in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No. CV07-02729.  In its complaint, NHT alleged trade secret misappropriation and breach of contract relative to certain information alleged to have been disclosed to the Company beginning in late 2006 and continuing through early 2007 pursuant to a consulting engagement with NHT.  Among other things, NHT asserted that certain information, alleged to have been disclosed to the Company during the term of the consulting engagement, is the subject of a non-disclosure/confidentiality agreement executed at the inception of the consulting engagement.  NHT contended that this certain information represents a trade secret that should no longer be available for use by the Company following the termination of the consulting engagement with NHT in the spring of 2007.  In connection with filing this action, NHT also filed a motion for preliminary injunction against the Company seeking to enjoin it from using certain information until the matter can be resolved through the courts. Hearings on the preliminary injunction motion took place on March 24 and 25, 2008, and May 8, 2008.  On May 8, 2008, the court ruled from the bench, at the conclusion of the hearing on the motion for preliminary injunction.  The court denied the plaintiff’s motion on grounds that the plaintiff had failed to demonstrate a probability of success on the merits of its claims.  On November 18, 2008, the Company accepted a formal settlement offer from NHT wherein it was agreed that NHT would dismiss its claims and each party would bear its own costs and fees, but that NHT would preserve any claims that it might have in the future relating to its patent application.  On March 2, 2009, the Company filed notice with the Court that it had accepted the formal settlement offer.  On April 1, 2009, the Court entered a judgment consistent with the terms of the formal settlement offer and the matter has been concluded.  No liability was accrued relative to this action.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the NYSE Amex under the symbol “SUF.”

The following table sets forth the high and low sale prices for our common stock for each of the quarterly periods indicated.

	High	Low
Fiscal 2009
First Quarter	$1.49	$0.40
Second Quarter	$1.77	$0.80
Third Quarter	$2.18	$0.76
Fourth Quarter	$1.45	$0.61

Fiscal 2008
First Quarter	$5.80	$2.35
Second Quarter	$4.55	$2.15
Third Quarter	$3.97	$1.48
Fourth Quarter	$2.50	$0.74

There were 252 holders of record of our common stock on February 15, 2010.  This number does not include stockholders whose shares were held in a "nominee" or "street" name.

Dividends

We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Table of Securities Authorized for Issuance under Equity Compensation Plans at the End of 2009

The following table presents information regarding our securities which are authorized for issuance under all of our compensation plans as of December 31, 2009.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected at Left)

Equity Compensation Plans Approved by Security Holders	4,469,885	$2.77	4,755,115

Equity Compensation Plans Not Approved by Security Holders	100,000	$4.25	(1)

(1)  Future grants are within the discretion of our Board of Directors of directors and, therefore, cannot be determined at this time.

Under compensation plans approved by our stockholders, 1,769,690 shares are issuable in connection with outstanding options granted pursuant to the SulphCo, Inc. 2006 Stock Option Plan approved by the Company’s stockholders in 2006 and 2,700,195 shares are issuable in connection with outstanding options granted pursuant to the SulphCo, Inc. 2008 Omnibus Long-Term Incentive Plan (the “2008 Plan”) approved by the Company’s stockholders in 2008. At the 2009 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the 2008 Plan to increase the number of shares available for issuance by 5,000,000 shares from 2,250,000 to 7,250,000.

Under compensation plans not approved by our stockholders, 50,000 shares relate to warrants granted in connection with the License Agreement between the Company and ISM dated as of November 9, 2007, wherein the Company agreed to issue warrants to purchase 45,000 shares of common stock to ISM and warrants to purchase 5,000 shares of common stock to JM Resources LLC, at an exercise price of $6.025 per share.  The warrants vest immediately and have a three-year term.

Under compensation plans not approved by our stockholders, 50,000 shares relate to warrants granted in connection with the Development and Manufacturing Agreement between the Company and MWH dated as of June 28, 2008, wherein the Company agreed to issue warrants to purchase 50,000 shares of the Company’s common stock to MWH, at an exercise price of $2.47 per share.  One half of these warrants vest six-months from the grant date and the remaining half of the warrants vest one-year from the grant date.

Item 6.  Selected Financial Data.

Comparative Financial Data

The table below sets forth a comparison of the financial data specified for the latest five years.  The loss from operations for the years ended December 31, 2009, 2008 and 2007 includes research and development expenses totaling approximately $3.7 million, $4.1 million and $7.7 million, respectively, including approximately $0.3 million, $0.4 million and $1.7 million for the Fujairah Facility in 2009, 2008 and 2007, respectively.

	2009	2008	2007	2006	2005
Operating revenue	-	-	-	-	-

Loss from operations	$(11,140,425)	$(20,087,757)	$(19,156,217)	$(39,131,016)	$(8,466,994)

Loss per share: basic and diluted	$(0.13)	$(0.29)	$(0.64)	$(0.55)	$(0.17)

Total assets at year end	$3,617,550	$19,656,883	$9,102,041	$7,294,459	$8,045,236

Long-term obligations at year end	-	-	$3,147,860	-	$7,000,000

Cash dividends declared per share	-	-	-	-	-

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and Capital Resources

As of December 31, 2009, we had approximately $1.7 million in available cash reserves. Taken together with the approximate $5.5 million of net cash proceeds from the equity financing completed in January 2010, we anticipate that our cash reserves will be sufficient to fund our cash requirements into the first quarter of 2011.  The Company will continue to evaluate various equity financing alternatives that may include, among other things, additional equity issuances.  There can be no assurance that the Company will be successful in raising such financing, if it decides to pursue such an alternative.

In addition, we have historically been able to raise capital to continue with our research and development and it is likely that we will need to raise additional funds before we can generate enough revenue to become profitable. There can be no assurance that the Company will be able to raise additional funds.

January 2010 Equity Financing

In January 2010, the Company completed the sale of 11,764,712 equity units at a price of $0.51 per unit pursuant to the terms of a Placement Agency Agreement dated January 25, 2010, resulting in gross proceeds to the Company of approximately $6.0 million before transaction costs. Each equity unit consists of (i) one share of common stock, (ii) a 2-year warrant to purchase one half of a share of common stock at an exercise price of $0.70, and (iii) a 5-year warrant to purchase one half share of a share of common stock at an exercise price of $1.00.  The shares of common stock and shares of common stock issuable upon the exercise of the comprising the equity units are registered on a shelf registration statement on Form S-3 declared effective by the SEC on September 4, 2007.

2009 Capital Activities

On July 29, 2009, the Company prepaid in cash the full $4.7 million outstanding principal balance of the convertible notes payable and all accrued but unpaid interest thereon.

2008 Capital Activities

During the quarter ended June 30, 2008, the Company completed two equity transactions.  The first involved the sale of 6,818,750 shares of its common stock at a price of $3.20 per share pursuant to the terms of a Securities Purchase Agreement dated May 27, 2008, resulting in net proceeds to the Company of approximately $20.3 million before transaction costs.  The shares are registered on a shelf registration statement on Form S-3 declared effective by the SEC on September 4, 2007.  The second involved the exercise by investors of warrants to acquire approximately 1.9 million shares of the Company’s common stock at an exercise price of $2.68 per share resulting in net proceeds to the Company of approximately $5.2 million.  Between these two transactions, the Company raised net proceeds totaling approximately $25.5 million.

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

Late Registration Statement Penalty

As of December 31, 2009 and 2008, we were obligated to pay approximately $0.4 million and $0.6 million, respectively, in the aggregate for the penalty and accrued interest, to investors in the 2004 private placements for late registration fees and interest due to the fact that the registration statement covering the private placement shares was not declared effective by the SEC by the time required by the investor agreements.  During the fourth quarter of 2008 and first quarter of 2009, approximately 70% of the investors in the 2004 private placements tendered payment demands to the Company.

Future Capital Requirements

  The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the development and commercialization of our technologies and the timing of future customer orders.

As of December 31, 2009, we had an accumulated deficit of approximately $157.3 million and we incurred net losses of approximately $12.0 million and $21.2 million for the years ended December 31, 2009 and 2008, respectively. These losses are principally associated with non-cash stock compensation expense, legal defense costs and ongoing research and development of our Sonocracking™ technology, including the development of prototypes, and related marketing activity.  Although we expect to continue to incur similar expenses in the future, such expenditures will not include major construction projects until commercialization of our Sonocracking™ technology.

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

Other possible sources of additional capital include the exercise of the remaining warrants issued to investors in conjunction with previous financing transactions, future collaborative arrangements, licensing arrangements and debt and equity financings. We do not know whether additional financing will be available on commercially acceptable terms when needed.  If we cannot raise funds on acceptable terms when needed, we may not be able to successfully commercialize our technologies, take advantage of future opportunities or respond to unanticipated requirements.  If we are unable to secure such additional financing when needed, we may have to curtail or suspend all or a portion of our business activities.  Further, if we issue additional equity securities, our shareholders may experience severe dilution of their ownership percentage.

Results of Operations

As a development stage company, we have not generated any material revenues since we commenced our current line of business in 1999.

Research and Development Expenses

During 2009, we incurred approximately $3.4 million in expenses related to research and development of our Sonocracking™ technology.  This compares to approximately $3.7 million and $6.0 million incurred in 2008 and 2007, respectively. In 2009, 2008 and 2007, approximately $0.3 million, $0.4 million and $1.7 million, respectively, were spent on the test facility in Fujairah, UAE.

During 2009, 2008 and 2007, we paid approximately $1.2 million, $0.7 million and $0.2 million, respectively, to our engineers and other research and development employees as wages and related benefits and for design and testing of our Sonocracker™ units, while approximately $0.6 million, $2.0 million and $1.2 million respectively, was incurred for the procurement of control panels, probes, centrifuges, and generators related to the ongoing research and development of our units.  The remainderof our research and development costs are recurring monthly expenses related to laboratory supplies and the maintenance of our facilities.

We expect that our research and development expenses will moderate upon successful transition into generation of sustained revenue.  Thereafter, research and development will continue as needed to enhance our technology.

Selling, General and Administrative Expenses

During 2009, we incurred approximately $7.5 million in selling, general and administrative expenses.  This compares to approximately $16.0 million and $11.4 million during 2008 and 2007, respectively.  Non-cash stock-based compensation included in selling, general and administrative expenses in 2009 was approximately $1.3 million. This compares to $5.2 million and $4.3 million in 2008 and 2007, respectively.

During 2009, we incurred approximately $0.8 million in legal fees.  This compares to approximately $3.9 million and $3.0 million during 2008 and 2007, respectively. The decrease in legal fees in 2009 relative to 2008 and 2007 was primarily attributable to the resolution of outstanding litigation matters that gave rise to significant legal fees in 2008 and 2007.  For additional discussion regarding legal matters see “Item 3. Legal Proceedings.”

Consulting fees, payroll and related expenses were approximately $2.6 million in 2009 which compares to approximately $3.9 million and $3.2 million during 2008 and 2007, respectively. This represents decreases of approximately $1.3 million and $0.6 million, respectively. The $1.3 million decrease in 2009 as compared to 2008 was primarily attributable to the reduction in the number of outside consultants engaged during 2009 and additional expenses recognized in 2008 related to a settlement agreement with a former consultant.  The increase in 2008 as compared to 2007 is also due to the additional expenses recognized in 2008 related to a settlement agreement with a former consultant.

The remainder of the amounts incurred relate to normal recurring operating expenses such as depreciation, insurance, travel, lease expense, utilities, marketing, and investor relations.

Interest Expense

Interest expense was approximately $0.9 million in 2009, nearly all of which relates to non-cash discount accretion.  This compares to approximately $1.2 million and $5.5 million during 2008 and 2007, respectively. The decrease in 2009 as compared to 2008 is primarily due to the July 2009 prepayment in cash of the full $4.7 million outstanding principal balance of the convertible notes payable. The decrease in 2008 relative to 2007 is primarily due to approximately $5.0 million of non-cash discount accretion expense relating to the April 2007 and November 2007 Convertible Notes Payable refinancing transactions.

 Deemed Dividend

For the years ended December 31, 2009, 2008 and 2007, the Company recognized total non-cash deemed dividends of approximately zero, $4.1 million, and $24.8 million, respectively.

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

Net Loss and Net Loss Attributable to Common Stockholders

The difference between net loss and net loss attributable to common shareholders for the years ended December 31, 2008 and 2007, is solely attributable to the deemed dividends recorded in those periods.

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

Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$844,000	244,000	$480,000	$120,000	-

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

Deferred Tax Assets, Valuation Allowances and Tax Liabilities
We estimate (a) income taxes in the jurisdictions in which we operate, (b) net deferred tax assets and liabilities based on expected future taxes in the jurisdictions in which we operate, (c) valuation allowances for deferred tax assets and (d) uncertain income tax positions. These estimates are considered critical accounting estimates because they require the projection of future operating results (which is inherently imprecise) and judgments related to the ultimate determination of tax positions by taxing authorities. Also, these estimates depend on assumptions regarding our ability to generate future taxable income during the periods in which temporary differences are deductible. See Note 6 to our financial statements for additional information.

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

Item 8.  Financial Statements and Supplementary Data.

Our audited financial statements as of December 31, 2009, 2008 and 2007 and for the years then ended are included at the end of this report following the signature page.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s chief executive officer and chief financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) as of December 31, 2009, the end of the period covered by this report.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The information required by this Item is incorporated by reference from “Management’s Report on Internal Control Over Financial Reporting” on page F-1.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during our fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

See “Business—Executive Officers” in Item 1 of this Form 10-K. The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Corporate Governance,” “Board of Directors and Committees” and “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2010 Annual Meeting of Stockholders, which will be filed within 120 days of the end of our fiscal year ended December 31, 2009 (the “2010 Proxy Statement”).

Family Relationships – None.

Audit Committee Financial Expert

Our audit committee consists of Lawrence G. Schafran (Chairman of the Audit Committee), Robert van Maasdijk and Orri Hauksson. The Board of Directors has determined that Mr. Schafran and Mr. van Maasdijk qualify as “audit committee financial experts” as defined in applicable SEC rules.  The Board of Directors made a qualitative assessment of Mr. Schafran’s and Mr. van Maasdijk’s level of knowledge and experience based on a number of factors, including formal education and business experience.

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

Item 11.   Executive Compensation.

           Incorporated by reference to “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination” and “Non-management Directors’ Compensation” in the 2010 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to “Information on Stock Ownership” in the 2010 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

           Incorporated by reference to “Related Person Transactions” and “Corporate Governance” in the 2010 Proxy Statement.

Item 14.   Principal Accounting Fees and Services.

           Incorporated by reference to “Independent Auditor” in the 2010 Proxy Statement.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

3.1*	Restated Articles of Incorporation, as amended and filed with the Nevada Secretary of State.

3.2 **	Amended and Restated Bylaws.

3.3***	Amendment to Bylaws.

4.9#	Form of Warrant dated March 12, 2007.

10.1##	Contract for Establishment of a Limited Liability Company (SulphCo Oil Technologies Kuwait).

10.2(1)	Agreement dated February 22, 2005, by and between SulphCo, Inc. and OIL-SC, Ltd.

10.3(2)	Letter Agreement by and between SulphCo and OIL-SC and dated as of November 9, 2005.

10.4(3)	Memorandum of Association dated November 29, 2005, by and between SulphCo, Inc. and Trans Gulf Petroleum Co., a Government of Fujairah company.

10.5(4)	SulphCo, Inc. 2006 Stock Option Plan approved by stockholders June 19, 2006.

10.6(5)	Test Agreement between SK Corporation and SulphCo, Inc. dated July 20, 2006.

10.7(6)	Amendment to Agreement of February 22, 2005 between SulphCo KorAsia, Inc. and SulphCo, Inc. dated August 18, 2006.

10.8(7)	Employment Agreement with Larry Ryan dated January 12, 2007.

10.9(8)	Amendment No. 1 to Securities Purchase Agreements and Warrants dated March 12, 2007, including form of Warrant as Exhibit “A” thereto.

10.10(9)	Form of Assignment of Promissory Note, dated April, 24, 2007.

10.11(9)	Form of Allonge to Assignment of Promissory Note, dated April 27, 2007

10.12(10)	Employment Agreement with Stanley W. Farmer dated May 17, 2007

10.13(11)	Amendment No. 2 to Securities Purchase Agreements and Warrants dated November 28, 2007, including form of Warrant as Exhibit “A” thereto.

10.14(11)	License Agreement between Industrial Sonomechanics, LLC and SulphCo, Inc. dated November 9, 2007, including form of Warrant as Schedule 4.2 thereto.

10.15(12)	Employment Agreement with M. Clay Chambers dated February 6, 2008.

10.16(13)	Modification Agreement to Convertible Notes Payable Among SulphCo, Inc. and Holders dated November 28, 2007.

10.23(14)	Severance Agreement with Brian J. Savino effective March 8, 2008.

10.24(15)	Purchase Agreement dated May 27, 2008, by and between SulphCo, Inc. and the Purchasers parties thereto.

10.25(16)	Employment Agreement with Florian J. Schattenmann dated January 9, 2009.

10.26(17)	Form of Subscription Agreement dated as of January 26, 2010 between SulphCo, Inc. and each of the investors in the offering.

14.1(18)	Code of Ethics adopted by the Board of Directors on June 12, 2008.

23.1	Consent of Hein & Associates LLP

31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certifications of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) filed with the SEC on June 25, 2008.

** Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) filed with the SEC on March 30, 2009.

*** Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) filed on June 1, 2007.

# Incorporated by reference from the registrant’s Form 10-K (SEC File No. 1-32636) filed with the SEC on April 2, 2007.

## Incorporated by reference from the registrant’s Registration Statement on form SB-2 (SEC File Nos. 333-117061 and 27599).

(1) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 27599) as filed with the SEC on February 25, 2005.

(2) Incorporated by reference from the registrant’s Form 10-QSB (SEC File No. 1-32636) as filed with the SEC on November 14, 2005.

(3) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on December 2, 2005.

(4)Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on June 23, 2006.

(5)Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on July 21, 2006.

(6) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on September 11, 2006.

(7) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on January 18, 2007.

(8) Incorporated by reference from the registrant’s Form 10-K (SEC File No. 1-32636) as filed with the SEC on April 2, 2007.

(9) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on May 1, 2007.

(10) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on May 23, 2007.

(11) Incorporated by reference from the registrant’s Form S-3 (SEC File No. 333-148499) as filed with the SEC on January 7, 2008.

(12) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on February 8, 2008.

(13) Incorporated by reference from the registrant’s Form 10-K (SEC File No. 1-32636) as filed with the SEC on March 12, 2008.

(14) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on March 13, 2008.

(15) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on March 29, 2008.

(16) Incorporated by reference from the registrant’s Form 10-K (SEC File No. 1-32636) as filed with the SEC on March 6, 2009.

(17) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) as filed with the SEC on January 29, 2010.

(18) Incorporated by reference from the registrant’s Form 8-K (SEC File No. 1-32636) filed with the SEC on June 13, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SULPHCO, INC.

February 25, 2010	By:	/s/ Larry D. Ryan
Larry D. Ryan
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry D. Ryan	Chief Executive Officer, Director	February 25, 2010
Larry D. Ryan	(Principal Executive Officer)

/s/ Stanley W. Farmer	Vice President, Chief Financial	February 25, 2010
Stanley W. Farmer	Officer, Treasurer and Corporate
Secretary (Principal Financial Officer
and Principal Accounting Officer)

/s/ Fred S. Zeidman	Chairman of the Board, Director	February 25, 2010
Fred S. Zeidman

/s/ Robert J. Hassler	Director	February 25, 2010
Robert J. Hassler

/s/ Orri Hauksson	Director	February 25, 2010
Orri Hauksson

/s/ Robert H. C. van Maasdijk	Director	February 25, 2010
Robert H. C. van Maasdijk

/s/ Lawrence G. Schafran	Director	February 25, 2010
Lawrence G. Schafran

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the internal control over financial reporting as of December 31, 2009 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report which appears on Page F-2.

February 25, 2010

/s/ Larry D. Ryan	/s/ Stanley W. Farmer

Larry D. Ryan Chief Executive Officer	Stanley W. Farmer Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of SulphCo, Inc.:

We have audited the internal control over financial reporting of SulphCo, Inc. (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Company’s accompanying Report on Internal Control Over Financial Reporting appearing on page F-1. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related statements of operations, cash flows and changes in stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2009, and our report dated February 25, 2010, expressed an unqualified opinion thereon.

/s/ Hein & Associates LLP

Houston, Texas
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SulphCo, Inc.:

We have audited the accompanying balance sheets of SulphCo, Inc. (a company in the Development Stage) (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, cash flows and changes in stockholders’ equity (deficit) for each of the years in the three period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2009 and 2008, and the results of its operations and its cash flows for the each of the years in the three year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the combination in the statements of operations, cash flows and changes in stockholders’ equity (deficit) of the amounts as presented for each of the three years in the period ending December 31, 2009, with the amounts for the corresponding statements for the period from inception (January 13, 1999) through December 31, 2006.  In our opinion, the amounts have been properly combined for the period from inception (January 13, 1999) through December 31, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Hein & Associates LLP

Houston, Texas
February 25, 2010

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$1,658,823	$17,567,848
Prepaid expenses and other	688,008	546,239
Total current assets	2,346,831	18,114,087

Property and Equipment, net	263,995	294,522

Other Assets
Intangible assets, net	986,124	993,829
Other	20,600	254,445
Total other assets	1,006,724	1,248,274
Total assets	$3,617,550	$19,656,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$552,496	$1,823,033
Refundable deposit	550,000	550,000
Late registration penalty (including accrued interest)	389,836	624,811
Convertible notes payable, net of discount	-	3,824,282
Total current liabilities	1,492,332	6,822,126

Long-Term Liabilities	-	-

Total liabilities	$1,492,332	$6,822,126

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 150,000,000 shares authorized ($0.001 par value) 89,944,029 and 89,919,029 shares issued and outstanding, respectively	89,944	89,919
Additional paid-in capital	159,298,891	157,992,101
Deficit accumulated during the development stage	(157,263,617)	(145,247,263)
Total stockholders' equity	2,125,218	12,834,757
Total liabilities and stockholders' equity	$3,617,550	$19,656,883

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS
For the Years ended December 31, 2009, 2008 and 2007
and for the Period from Inception through December 31, 2009

				Inception
	2009	2008	2007	to Date

Revenue
Sales	$-	$-	$-	$42,967
Expenses
Selling, general, and administrative expenses	(7,470,131)	(16,034,049)	(11,445,749)	(75,407,273)
Research and development expenses:
Fujairah test facility	(317,362)	(364,904)	(1,694,509)	(23,849,904)
Other research and development	(3,352,932)	(3,688,804)	(6,015,959)	(20,196,066)
Other	-	-	-	(591,706)
Total operating expenses	(11,140,425)	(20,087,757)	(19,156,217)	(120,044,949)
Loss from operations	(11,140,425)	(20,087,757)	(19,156,217)	(120,001,982)

Other income (expense)
Interest income	44,976	138,151	290,094	1,201,691
Interest expense	(920,905)	(1,222,203)	(5,487,048)	(8,839,623)
Other	-	-	(9,160)	(766,868)

Net loss	(12,016,354)	(21,171,809)	(24,362,331)	(128,406,782)

Deemed dividend	-	(4,087,887)	(24,768,948)	(28,856,835)

Net loss attributable to common stockholders	$(12,016,354)	$(25,259,696)	$(49,131,279)	$(157,263,617)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	-	-	3,455	-

Net comprehensive income (loss)	$(12,016,354)	$(25,259,696)	$(49,127,824)	$(157,263,617)

Loss per share: basic and diluted	$(0.13)	$(0.29)	$(0.64)

Weighted average shares
basic and diluted	89,944,029	85,870,148	77,062,280

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007
and for the Period from Inception to December 31, 2009
				Inception
	2009	2008	2007	To Date
Cash Flows From Operating Activities
Net loss	$(12,016,354)	$(21,171,809)	$(24,362,331)	$(128,406,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244,664	220,401	189,880	1,652,509
Accretion of convertible notes payable discount	855,762	856,480	5,024,308	6,736,550
Stock-based compensation	1,306,815	5,226,632	4,335,261	21,017,550
Other	875	502,133	(6,908)	1,359,181
Changes in:
Prepaid expenses and other	92,076	(319,952)	97,993	(708,608)
Accounts payable and accrued expenses	(1,270,537)	127,697	(2,013,966)	552,496
Refundable deposit	-	-	-	550,000
Late registration penalty (including accrued interest)	(234,975)	(469,860)	135,867	389,836
Net cash used in operating activities	(11,021,674)	(15,028,278)	(16,599,896)	(96,857,268)
Cash Flows From Investing Activities
Purchase of property and equipment	(130,375)	(137,259)	(240,534)	(1,523,708)
Investments in joint ventures and subsidiaries	-	-	-	(361,261)
Investments in intangible assets	(76,932)	(182,455)	(418,436)	(1,246,573)
Net cash used in investing activities	(207,307)	(319,714)	(658,970)	(3,131,542)
Cash Flows from Financing Activities
Proceeds from sales of stock, net of offering costs	-	25,485,702	18,684,012	99,409,777
Proceeds from related party notes payable	-	-	-	11,000,000
Proceeds from issuance of line of credit	-	-	-	750,000
Principal payments on related party notes payable	-	-	-	(5,441,285)
Decrease in related party receivable	-	-	-	1,359,185
Principal payments on line of credit	-	-	-	(750,000)
Principal payments on convertible notes payable	(4,680,044)	-	-	(4,680,044)
Net cash provided by (used in) financing activities	(4,680,044)	25,485,702	18,684,012	101,647,633
Net change in cash and cash equivalents	(15,909,025)	10,137,710	1,425,146	1,658,823
Cash and cash equivalents: beginning of period	17,567,848	7,430,138	6,004,992	-
Cash and cash equivalents at end of period	$1,658,823	$17,567,848	$7,430,138	$1,658,823
Supplemental information

Cash paid for interest	$124,367	$417,673	$341,545	$1,509,800

Cash paid for income taxes	-	-	-	-

The Company had the following non-cash investing and financing activities:

Extinguishment of related party note payable	-	-	5,000,000	5,000,000
Extinguishment of convertible notes payable	-	-	4,680,044	4,680,044
Issuance of stock for convertible notes payable	-	-	319,956	319,956
Non-cash deemed dividend	-	4,087,887	24,768,948	28,856,835

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
From Inception to December 31, 2009

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
From Inception to December 31, 2009

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
From Inception to December 31, 2009

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
From Inception to December 31, 2009

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
From Inception to December 31, 2009

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
From Inception to December 31, 2009

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
From Inception to December 31, 2009

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
From Inception to December 31, 2009

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
From Inception to December 31, 2009

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

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
From Inception to December 31, 2009

					Stock
			Additional		Subscriptions
	Common Stock		Paid-in	Accumulated	Receivable	Total
	Shares	Amount	Capital	Deficit	and Other	Equity
Balance at December 31, 2008	89,919,029	$89,919	$157,992,101	$(145,247,263)	$-	$12,834,757

Stock-Based Compensation	-	-	1,291,565	-	-	1,291,565

Stock Grant issued in Q1 2009 at $0.61 per share	25,000	25	15,225	-	-	15,250

Net loss	-	-	-	(12,016,354)	-	(12,016,354)

Balance at December 31, 2009	89,944,029	$89,944	$159,298,891	$(157,263,617)	$-	$2,125,218

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

1.	Organization and Significant Accounting Policies

Business

SulphCo, Inc. (“SulphCo” or the “Company”) is considered a developmental stage company as defined in the Research and Development Topic of the FASB Accounting Standards Codification as the Company has not recognized significant revenue and is continuing to develop and market processes designed to desulfurize crude oil products and crude oil.  The overall process is designed to “upgrade” the quality of crude oil and crude oil products by modifying and reducing sulfur and nitrogen content to make those compounds easier to process using conventional techniques.

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

The Company’s stock has traded on the NYSE Amex (formerly known as the American Stock Exchange) since October 2005 under the symbol “SUF.”  Previously the Company’s common stock had been quoted on the OTC Bulletin Board under the symbol “SLPH.”

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the related reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying financial statements include allowances for doubtful accounts, determination of income taxes, contingent liabilities, useful lives used in depreciation and amortization and the assumptions utilized to compute stock-based compensation. Actual results could differ from those estimates.

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

Intangible Assets

Intangible assets include patents, trade names and other intangible assets acquired from an independent party.  Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from 10 to 20 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Equity Method

Investments in joint ventures and other entities over which the Company does not have control, but does have the ability to exercise significant influence over the operating and financial policies, are carried under the equity method. The investment in Fujairah Oil Technology LLC (“FOT”), in which the Company owns a 50% interest, has been reduced to zero at December 31, 2009 and 2008, respectively. To the extent that the Company continues to incur costs in excess of its investment in FOT, these costs will be recognized by the Company as research and development costs.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  Potentially dilutive securities include options and warrants to acquire the Company’s common stock and convertible debt.  As of December 31, 2009, 2008 and 2007, there were approximately 11.0 million, 11.0 million and 9.0 million shares issuable, respectively, in connection with these potentially dilutive securities.  These potentially dilutive securities were disregarded in the computations of diluted net loss per share for the years ended December 31, 2009, 2008 and 2007, respectively, because inclusion of such potentially dilutive securities would have been anti-dilutive.

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

During the years ended December 31, 2009, 2008 and 2007, the Company recognized non-cash general and administrative expenses for stock options and restricted stock awards of approximately $1.3 million, $5.2 million and $4.3 million, respectively.

Concentrations

The Company has generally been able to obtain component parts from multiple sources without difficulty.  Nevertheless, because of price and quality considerations, in 2005, the Company began utilizing three manufacturers to supply virtually all of its needs, as the Company's results could be adversely affected if manufacturing were delayed or curtailed.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform to current year presentation.

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

In July 2009, we adopted authoritative guidance issued by the FASB that provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative GAAP. The Codification did not change GAAP but reorganizes the accounting literature. The adoption of the new guidance did not materially impact the Company’s financial statements.

Recently Issued Accounting Standards

In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The new guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We believe future adoption of this new guidance will not have a material impact on our financial statements unless the Company enters into a revenue arrangement with multiple deliverables that are outside the scope of the software revenue recognition guidance.

2.	Loans Receivable and Accrued Interest

On February 16, 2006 the Company committed to a loan agreement with SulphCo KorAsia (formerly known as OIL-SC, Ltd.) of South Korea.  The agreement called for advances of $50,000 per month through May 15, 2006.  A total of $150,000 was advanced through May 2006.  An additional $50,000 was advanced on June 6, 2006 under the same terms as the original note and in November 2006, an additional $75,000 was advanced, with a revision to the loan agreement that the full $275,000 in advances and related interest would be immediately repaid from revenues or from proceeds of any equity financings.  Interest accrues at prime rate plus 1% per annum. Interest accrued since February 16, 2006 totals approximately $0.1 million.  Based on the fact that SulphCo KorAsia has never had material revenue streams and considering that there continues to be a high level of uncertainty regarding when, if ever, it will generate material revenue streams, the Company has established an allowance for doubtful collection equal to the total principal balance and accrued interest thereon.

The Company also holds a refundable deposit of SulphCo KorAsia, which may be available to offset the loan receivable, should there be a final determination that SulphCo KorAsia could not repay the loan and accrued interest (see Note 7).

3.	Property and Equipment

The following is a summary of property and equipment at cost, less accumulated depreciation:

	2009	2008
Equipment	$1,022,491	$933,894
Computers	277,333	260,688
Office furniture	62,749	61,071
Vehicles	12,000	12,000
Leasehold improvements	94,472	92,965
	$1,469,045	$1,360,618
Less: Accumulated depreciation	(1,205,050)	(1,066,096)
Total	$263,995	$294,522

Depreciation expense was approximately $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

4.	Intangible Assets

As of December 31, 2009, the Company had nine U.S. patents, one U.S. patent pending, 67 foreign patents, and 108 foreign patents pending.  At December 31, 2009 and 2008, the Company had capitalized approximately $1.2 million and $1.2 million, respectively, in costs that were incurred in connection with filing patents and trademarks related to internally developed technology.  Accumulated amortization as of December 31, 2009 and 2008 was approximately $0.2 million and $0.2 million, respectively.  During the years ended December 31, 2009, 2008 and 2007 the Company capitalized intangible assets of approximately $0.1 million, $0.2 million, and $0.4 million, respectively.

Patents and trademarks are amortized using the straight-line method over their estimated period of benefit, ranging from 10 to 20 years with a weighted average of 16.5 years.  Amortization expense related to patents and trademarks for the years ended December 31, 2009, 2008, and 2007 was approximately $0.1 million, $0.1 million and $45,000, respectively.  Maintenance costs of approximately $0.1 million and $0.1 million were expensed throughout 2009 and 2008, respectively.

The following table reflects management’s estimate for amortization expense, using the straight-line method, for the next five years based on current capitalized amounts and estimated lives:

Years	Estimated Amortization Expense
2010	$80,000
2011	$80,000
2012	$80,000
2013	$80,000
2014	$80,000

5.	Investment in Joint Venture

In November 2005, the Company and Trans Gulf Petroleum Co. (“Trans Gulf”), a Government of Fujairah company, formed FOT, a United Arab Emirates limited liability company, to implement the Company’s Sonocracking™ desulfurization technology.  FOT is 50% owned by Trans Gulf and 50% owned by the Company.  Fujairah is one of the seven Emirates of the United Arab Emirates.  Under the terms of the joint venture, the Company is responsible for contributing its Sonocracking™ units and the facility that houses them including bearing all costs relating thereto.  Operation and maintenance of the Fujairah test facility is the responsibility of FOT.

The joint venture agreement contemplates that profits and losses will be shared on a 50/50 basis between Trans Gulf and the Company.  The Company’s 50% share of distributions made by the joint venture will also be subject to other costs and expenses incurred directly by the Company from time to time.  The Company is uncertain that it will be able to recover its investment in FOT.  Accordingly, the carrying value of the investment has been reduced to zero at December 31, 2009 and 2008, respectively.  Going forward, and to the extent that the Company continues to incur costs in excess of its investment in FOT, these costs will be recognized by the Company as research and development costs.

6.	Income Taxes

The Company has incurred net operating losses since inception.  As of December 31, 2009, the Company has net operating loss (“NOL”) carry-forwards for federal income tax purposes of approximately $71.1 million available to reduce future taxable income, which expire at various dates beginning in 2019 through 2029.  The Company also has federal research and development tax credit carry-forwards of approximately $1.0 million available to reduce future tax liabilities, which expire at various dates beginning in 2009 through 2026.

 The significant components of the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008 were as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets relative to the following:
Net operating loss carry-forwards	$24,362,066	$21,142,236
Research and development credit carry-forwards	1,047,242	890,139
Capitalized research and development costs	8,242,016	8,382,222
Deferred share-based compensation	1,901,115	3,122,956
Expensed receivables	170,024	163,799
Depreciable assets	43,763	39,489
Late registration payment and accrued interest	132,541	212,436
Other	38,340	58,706
Total deferred tax assets prior to offsets	$35,937,107	$34,011,983

Current portion	$340,905	$434,941
Non-current portion	35,596,202	33,577,042
	$35,937,107	$34,011,983
Liabilities
Deferred tax liabilities relative to the following:
Patent costs	$(334,959)	$(337,902)
Total deferred tax liabilities prior to offsets (all non-current)	$(334,959)	$(337,902)

Current portion	$340,905	$434,941
Non-current portion	35,261,243	33,239,140
Total deferred tax assets	$35,602,148	$33,674,081

Valuation allowance	$(35,602,148)	$(33,674,081)

Net deferred tax assets	$-	$-

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards. The Company has determined at this time that it is more likely than not that the Company will not recognize the benefits of its federal deferred tax asset. For the years ended December 31, 2009 and 2008, the valuation allowance was increased by approximately $1.9 million and $7.7 million, respectively.

A reconciliation of the expected income tax provision (benefit) using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2009, 2008, and 2007:

	December 31, 2009	December 31, 2008	December 31, 2007
Income tax computed at federal statutory rate	34.0%	34.0%	34.0%
Permanent differences	(4.7)%	(1.7)%	(7.2)%
Change in valuation allowance	(29.3)%	(32.3)%	(26.8)%

Provision (benefit) for income taxes	0.00%	0.00%	0.00%

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the years ended December 31, 2009, 2008 and 2007.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009, it had no accrued interest or penalties related to uncertain tax positions.

All tax years up through December 31, 2008 remain open to examination by major taxing jurisdictions to which the Company is subject.

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

As of December 31, 2009 and 2008, the Company had accrued late registration fees of approximately $0.2 million and $0.4 million, respectively, and interest thereon of approximately $0.2 million and $0.3 million, respectively, in conjunction with the private placements in 2004.  For the years ended December 31, 2009, 2008 and 2007, interest expense associated with accrued late fees was approximately $38,000, $0.1 million and $0.1 million, respectively.

9.	Convertible Notes Payable

At December 31, 2008, the Company had outstanding convertible notes payable of approximately $4.7 million (the “Convertible Notes Payable”).  The Convertible Notes Payable were presented net of the unamortized discount related to a beneficial conversion feature present in the terms of the note.  The discount was accreted into the statement of operations as incremental interest expense using the effective interest method through July 29, 2009. Interest on the Convertible Notes Payable adjusted quarterly based on a London Inter-Bank Offering Rate (“LIBOR”) plus 0.5% per annum, with interest only payments due on December 31st of each year during the term of the Convertible Notes Payable. During the years ended December 31, 2009, 2008 and 2007, the Company recognized total interest expense of approximately $0.9 million, $1.2 million and $5.5 million, respectively.  For the years ended December 31, 2009, 2008 and 2007, total interest expense recognized by the Company included incremental interest expense associated with discount accretion of approximately $0.8 million, $0.8 million and $5.0 million, respectively.  On July 29, 2009, the Company made full cash payment of the outstanding principal balance and all accrued but unpaid interest thereon.

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

Given the preferential nature of the modifications to these stock purchase warrants, the Company concluded that it should present the non-cash deemed dividend amount as an adjustment to net loss to arrive at net loss available to common shareholders and similarly adjust earnings per share.  For the years ended December 31, 2009, 2008 and 2007, the Company recognized non-cash deemed dividends of approximately zero, $4.1 million, and $24.8 million, respectively.

11.	Commitments and Contingencies

Commitments under Operating Leases

In May 2007, the Company entered into an operating lease agreement for office space in Houston, Texas having a term of 60 months.  In October 2009 the Company amended the original lease agreement, acquiring additional warehouse and office space.  The lease for these spaces has been extended and will expire mid-year 2013. Also in May 2007, the Company entered into operating lease agreements for facilities in Reno, Nevada and Sparks, Nevada, with each having a 36 month term.  In July 2007, the Company relocated its corporate headquarters from Reno, Nevada to Houston, Texas.  As of December 31, 2007, the Company made the decision to discontinue utilizing the Reno office space and attempted to sub-lease this space for the remaining term of the lease which extends through May 2010.  In connection with its decision to discontinue utilizing the Reno office space, the Company recognized a charge of approximately $0.3 million in 2007 which represents the total amount of the future minimum lease payments remaining under the terms of the Reno operating lease agreement. In August 2008, the Company agreed to terminate the Reno operating lease agreement for approximately $75,000, which resulted in the reversal of the remaining accrued liability for future minimum lease payments of $0.2 million during 2008.

Following is a schedule of approximate future minimum lease payments required under non-cancelable operating lease agreements:

2010	$244,000
2011	240,000
2012	240,000
2013	120,000
2014	-
Total future minimum lease payments	$844,000

The Company recognized approximately $0.2 million, $0.1 million, and $0.7 million for net rent expense in 2009, 2008, and 2007, respectively.

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

The following paragraphs set forth the status of litigation as of December 31, 2009.

Clean Fuels Litigation

In Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., Case No. CV05-01346 (Second Judicial District, County of Washoe) the Company, Rudolf W. Gunnerman, Peter Gunnerman, and RWG, Inc., were named as defendants in a legal action commenced in Reno, Nevada (the “Clean Fuels Litigation”).  The plaintiff, Clean Fuels Technology later assigned its claims in the lawsuit to EcoEnergy Solutions, Inc., which entity was substituted as the plaintiff.  In general, the plaintiff’s alleged claims relate to ownership of the “sulfur removal technology” originally developed by Professor Teh Fu Yen and Rudolf Gunnerman with financial assistance provided by Rudolf W. Gunnerman, and subsequently assigned to the Company.  On September 14, 2007, after a jury trial and extensive post-trial proceedings, the trial court entered final judgment against the plaintiff EcoEnergy Solutions, Inc. (“Eco Energy”) on all of its claims.  As per the final judgment, all of the plaintiff’s claims were resolved against the plaintiff and were dismissed with prejudice.  In addition, the trial court entered judgment in favor of the Company and against the plaintiff for reimbursement of legal fees and costs of approximately $124,000, with post-judgment interest.  The plaintiff appealed the judgment on October 5, 2007. On August 3, 2009, the Nevada Supreme Court affirmed the court’s Order and judgment in its entirety.  The Nevada Supreme Court then denied Eco Energy’s request for a rehearing on September 25, 2009 and further denied EcoEnergy’s Petition for En Banc Reconsideration on November 17, 2009.  On December 15, 2009, the Nevada Supreme Court restored jurisdiction to the district court for any post-appeal issues. Since that time, the Company received legal fees, costs, and interest awarded to it under the judgment from EcoEnergy. The Company then moved the district court for an award of legal fees and cost incurred on appeal. No asset or liability has been accrued relative to this action.

Talisman Litigation

In Talisman Capital Talon Fund, Ltd. v. Rudolf W. Gunnerman and SulphCo, Inc., Case No. 05-CV-N-0354-BES-RAM, the Company and Rudolf W. Gunnerman were named as defendants in a legal action commenced in federal court in Reno, Nevada. The plaintiff’s claims relate to the Company's ownership and rights to develop its "sulfur removal technology." The Company regards these claims as without merit. Discovery in this case formally concluded on May 24, 2006. On September 28, 2007, the court granted, in part, the defendants' motion for summary judgment and dismissed the plaintiff's claims for bad faith breach of contract and unjust enrichment that had been asserted against Rudolf Gunnerman. The court denied the plaintiff's motion for partial summary judgment. The trial for this matter commenced on December 1, 2008 and continued through December 12, 2008.  The court recessed the trial on December 12, 2008 prior to hearing closing arguments.  Post trial briefs were filed with the court on February 20, 2009, and closing arguments were heard on March 3, 2009. On May 14, 2009, the court entered a judgment in favor of the Company and dismissed all claims with prejudice. The plaintiff appealed the judgment on June 11, 2009. The plaintiff’s appeal brief was filed with the court in late December 2009.  The Company’s answering brief was filed with the court in early February 2010 after which the plaintiff may file a reply brief thereto within 14 days.  No date has been set for argument or submission of the appeal. No liability has been accrued relative to this action.

Hendrickson Derivative Litigation

On January 26, 2007, Thomas Hendrickson filed a shareholder derivative claim against certain current and former officers and directors of the Company in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe. The case was known as Thomas Hendrickson, Derivatively on Behalf of SulphCo, Inc. v. Rudolf W. Gunnerman, Peter W. Gunnerman, Loren J. Kalmen, Richard L. Masica, Robert Henri Charles Van Maasdijk, Hannes Farnleitner, Michael T. Heffner, Edward E. Urquhart, Lawrence G. Schafran, Alan L. Austin, Jr., Raad Alkadiri and Christoph Henkel, Case No. CV07-00187, Dept. No. B6.  The complaint alleged, among other things, that the defendants breached their fiduciary duty to the Company by failing to act in good faith and diligence in the administration of the affairs of the Company and in the use and preservation of its property and assets, including the Company’s credibility and reputation.  On April 12, 2007 the Company and individual defendants filed a motion to dismiss, based upon the plaintiff’s failure to make a demand upon the Board of Directors and failure to state a claim.  On July 3, 2007, the parties filed a Stipulation of Voluntary Dismissal Without Prejudice (the “Stipulation”).  The Stipulation provided that in connection with the dismissal of this action each of the parties will bear their own costs and attorney fees and thereby waive their rights, if any, to seek costs and attorney fees from the opposing party.  Further, neither the plaintiff nor his counsel received any consideration for the dismissal of this action.

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

On November 6, 2008, Mr. Hendrickson re-filed the shareholder derivative claim in the 127th Judicial District Court of Harris County, Texas. The case is known as Thomas Hendrickson, Derivatively on Behalf of SulphCo, Inc. v. Rudolf W. Gunnerman, Peter W. Gunnerman, Loren J. Kalmen, Richard L. Masica, Robert Henri Charles Van Maasdijk, Hannes Farnleitner, Michael T. Heffner, Edward E. Urquhart, Lawrence G. Schafran, Alan L. Austin, Jr., Raad Alkadiri and Christoph Henkel, Case No. 200866743.  The Company has responded to this litigation by moving to dismiss and the individual defendants have responded by moving to dismiss for lack of personal jurisdiction.  No relief is sought against the Company and no liability has been accrued relative to this action.

Nevada Heat Treating Litigation

On November 29, 2007, Nevada Heat Treating, Inc. (“NHT”) filed a lawsuit against the Company, Nevada Heat Treating, Inc., d/b/a California Brazing, in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Case No. CV07-02729.  In its complaint, NHT alleges trade secret misappropriation and breach of contract relative to certain information alleged to have been disclosed to the Company beginning in late 2006 and continuing through early 2007 pursuant to a consulting engagement with NHT.  Among other things, NHT asserted that certain information, alleged to have been disclosed to the Company during the term of the consulting engagement, is the subject of a non-disclosure/confidentiality agreement executed at the inception of the consulting engagement.  NHT contended that this certain information represents a trade secret that should no longer be available for use by the Company following the termination of the consulting engagement with NHT in the spring of 2007.  In connection with filing this action, NHT also filed a motion for preliminary injunction against the Company seeking to enjoin it from using certain information until the matter can be resolved through the courts. Hearings on the preliminary injunction motion took place on March 24 and 25, 2008, and May 8, 2008.  On May 8, 2008, the court ruled from the bench, at the conclusion of the hearing on the motion for preliminary injunction.  The court denied the plaintiff’s motion on grounds that the plaintiff had failed to demonstrate a probability of success on the merits of its claims.  On November 18, 2008, the Company accepted a formal settlement offer from NHT wherein it was agreed that NHT would dismiss its claims and each party would bear its own costs and fees, but that NHT would preserve any claims that it might have in the future relating to its patent application.  On March 2, 2009, the Company filed notice with the Court that it had accepted the formal settlement offer.  On April 1, 2009, the Court entered a judgment consistent with the terms of the formal settlement offer and the matter has been concluded.  No liability was accrued relative to this action.

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

Other than stock based compensation disclosed in Note 13 and related party transactions disclosed in Note 15, the Company had the following transactions related to its common stock during the years ended December 31, 2009, 2008, and 2007:

Year Ended December 31, 2009

At the Annual Meeting of Stockholders held on June 17, 2009, the Company’s stockholders approved an increase in the number of authorized shares of the Company’s capital stock by 40 million shares by increasing the authorized shares of common stock, par value $0.001 from 110 million to 150 million shares.

Year Ended December 31, 2008

At a Special Meeting of Stockholders held on February 26, 2008, the Company’s stockholders approved an increase in the number of authorized shares of the Company’s capital stock to 120 million shares by increasing the authorized shares of common stock, par value $0.001 from 100 million to 110 million.

During the quarter ended June 30, 2008, the Company completed two equity transactions.  The first involved the sale of 6,818,750 shares of its common stock at a price of $3.20 per share pursuant to the terms of a Securities Purchase Agreement dated May 27, 2008, resulting in net proceeds to the Company of approximately $20.3 million before transaction costs.  The shares were registered in a shelf registration statement on Form S-3 declared effective by the SEC on September 4, 2007.  The second involved the exercise by investors of warrants to acquire approximately 1.9 million shares of the Company’s common stock at an exercise price of $2.68 per share resulting in net proceeds to the Company of approximately $5.2 million.  Between these two transactions, the Company raised net proceeds totaling approximately $25.5 million.

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

Year Ended December 31, 2007

During the first quarter of 2007, the Company raised approximately $7.8 million, net of offering costs, through an exercise of outstanding warrants. Investors holding 1,952,068 of the warrants issued pursuant to the Securities Purchase Agreements, dated as of June 1, 2004 and June 14, 2004 (the “2004 Warrants” and the “2004 Warrant Holders”) exercised their warrants at their stated exercise prices of $1.125 per share and $1.5625 per share, respectively. Investors holding 2,000,000 warrants issued pursuant to the Securities Purchase Agreement, dated as of March 29, 2006 (the “2006 Warrants” and the “2006 Warrant Holders” and together with the 2004 Warrant Holders hereinafter collectively referred to as the “Warrant Holders”) exercised their warrants at an exercise price of $2.68 per share, which was a reduction from the original exercise price of $6.805 per share. The Warrant Holders received 3,952,068 March 2007 Warrants to replace all of the 2004 Warrants and 2006 Warrants that were exercised on a one to one basis. Each March 2007 Warrant expires three years from the date of issuance and entitles the holder to purchase one share of common stock at $2.68 per share.  The accounting for the reduction in the exercise price of the 2006 Warrants is described in Note 10.

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

Warrants Outstanding at December 31, 2009

As of December 31, 2009, we had warrants outstanding for 5,952,068 shares of our common stock, at the exercise prices and expiration dates, set forth below. Warrants entitle the holder to purchase shares of our common stock, as applicable, at the specified exercise price at any time prior to the expiration date.

Number of Shares	Exercise price	Expiration date
1,022,410	$2.68	March 12, 2010
1,000,000	$2.68	July 2, 2010
1,976,570	$7.00	February 13, 2011
1,953,088	$7.00	August 7, 2011

13.	Stock Plans and Share-Based Compensation

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

For the years ended December 31, 2009, 2008 and 2007, the Company used the following information to value option grants:

	2009	2008	2007
Expected Volatility	126%-143%	93% - 151%	133% - 150%
Expected Dividend Yield	-	-	-
Expected Term (in years)	5.0 – 6.5	1.5 - 9.5	5.0 – 10.0
Risk Free Rate	1.5%-2.8%	1.6% - 3.6%	3.6% - 5.1%

Stock Option Plans

We maintain the 2006 Stock Option Plan (the “2006 Plan”) and the 2008 Omnibus Long-Term Incentive Plan (the “2008 Plan”), which are collectively referred to as the “Stock Plans.”  Under our Stock Plans, incentive and nonqualified stock options are granted to eligible participants. The exercise price of options granted pursuant to the Stock Plans shall be at least 100 percent of the fair value of the Company’s common stock on the date of grant. Options are generally granted for a term of 10 years and become exercisable at such times as determined by the Compensation Committee. Certain stock options provide for accelerated vesting if there is a change in control. As of December 31 2009, approximately 4.8 million shares are available for future grants of awards under the Stock Plans.

The following table summarizes the activity for our options for the 12 months ended December 31, 2009:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2008	3,694,844	$3.80
Options granted	1,451,041	$0.89
Options exercised	-	-
Options forfeited	(676,000)	$4.38
Options outstanding, December 31, 2009	4,469,885	$2.77

Options exercisable and vested	3,982,885	$2.76

Options outstanding at December 31, 2009, had a weighted average remaining contractual life of approximately 8.2 years and are out-of-the money with no intrinsic value.  Options exercisable at December 31, 2009, had a weighted average remaining contractual life of approximately 8.2 years and are out-of-the money with no intrinsic value.  The weighted average grant date fair value of stock options granted in 2009, 2008 and 2007 was $0.77, $2.97, and $3.49.

The Company granted 500,000 performance-based stock options to the Company’s CEO on June 18, 2008.  The performance-based stock options had an exercise price of $3.28, a term of ten years from the grant date and vested in full within 18 months subject to achievement of certain commercial milestones.  The weighted average fair value of each performance-based stock option was $2.97 and was estimated using the Black-Scholes option pricing model consistent with the weighted average assumptions included in the table above. As of December 31, 2008, the Company recorded approximately $0.5 million for the performance-based stock options as the Company considered it probable that the commercial milestones would be achieved.  The Company reassessed the probability of the achievement of the commercial milestones at the end of each reporting period. At June 30, 2009, the Company determined that achievement of the commercial milestones by December 18, 2009 was not probable, and a cumulative adjustment of approximately $0.8 million was recorded to reverse stock-based compensation recognized since the grant date.  The commercial milestones were not achieved by December 18, 2009, at which time the entire award was forfeited by the Company’s CEO.

Other Options

In addition to options available for issuance under the Stock Plans, the Company has previously granted other options and warrants (the “Other Options”) to non-employees and consultants. At December 31, 2009 there were 100,000 Other Options outstanding, exercisable, and vested.The weighted average grant date fair value of Other Options granted in 2008 and 2007 was $2.22 per share and $3.97 per share, respectively.

Summary Option Information

The following table summarizes information about all stock options outstanding as December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
$0.01 - $0.99	1,410,541	9.2	$0.83	1,330,541	9.2	$1.00
$1.00 - $1.99	72,000	9.0	$1.31	65,000	8.9	$1.26
$2.00 - $2.99	447,452	6.7	$2.64	324,119	6.0	$2.61
$3.00 - $3.99	2,269,368	7.7	$3.69	1,992,701	7.7	$3.73
$4.00 - $4.99	200,000	8.0	$4.96	200,000	8.0	$4.96
$5.00 - $5.99	120,524	7.7	$5.49	120,524	7.7	$5.49
$6.00 - $6.99	50,000	0.9	$6.03	50,000	0.9	$6.03
	4,569,885			4,082,885

The weighted average grant date fair value of stock options granted in 2009, 2008 and 2007 was $0.77 per share, $2.97 per share and $3.49 per share, respectively. The total intrinsic value of options and warrants exercised during the years ended December 31, 2009, 2008 and 2007 was approximately zero, zero, and $0.8, respectively.  Cash received from all option and warrant exercises under all share-based payment arrangements for the years ended December 31, 2009, 2008 and 2007 was approximately zero, zero, and $0.2 million, respectively.  There were no tax benefits realized for tax deductions resulting from option and warrant exercises of share-based payment arrangements for the year ended December 31, 2007.

As of December 31, 2009, there was approximately $0.3 million of total unrecognized compensation cost related to non-vested options.  That cost is expected to be recognized on a straight line basis over the weighted average vesting period of approximately 0.8 years.

Restricted Stock Grants – Directors, Officers and Employees

During the year ended December 31, 2009, the Company granted 25,000 shares of its common stock to an employee.

During the year ended December 31, 2007, the Company granted 220,206 shares of its restricted common stock to members of the Board of Directors in lieu of its annual cash retainer.  Additionally, the Company also made grants of 93,353 restricted shares of common stock to two Board members who joined the Board of Directors in 2007.   In connection with these grants, the Company recognized a charge of approximately $0.7 million.  The Company rescinded a total of 193,353 current and prior year restricted stock grants.  As of December 31, 2007, all grants of restricted shares were fully vested and there were no unrecognized compensation costs relating to restricted share grants.

Restricted Stock Grants – Non-Employees

During the year ended December 31, 2008, the Company granted 50,000 shares of restricted stock to non-employees for which it recognized a charge of approximately $0.1 million.  As of December 31, 2008, all grants of restricted shares were fully vested and there were no unrecognized compensation costs relating to restricted share grants.

Total Share Based Compensation

During the years ended December 31, 2009, 2008 and 2007, the Company recognized total share-based compensation (for grants of stock options, warrants and restricted stock) of approximately $1.3 million, $5.2 million and $4.3 million, respectively.

14.	Employee Benefit Plans

During the year ended December 31, 2007, the Company adopted a qualified defined contribution retirement plan (the “401(k) Plan”) for full-time employees.  The 401(k) Plan provides participants the opportunity to make contributions ranging from 1 percent to 15 percent of their covered salaries or wages.  The Company makes an annual minimum contribution to the 401(k) Plan equal to 3 percent of the covered participant’s salaries and wages. During the years ended December 31, 2009 and 2008, the Company made or accrued minimum contributions to the 401(k) plan of approximately $0.1 million and $0.1 million, respectively.  In addition to the annual minimum contribution the Company can make a discretionary contribution.  During the years ended December 31, 2009 and 2008, no such discretionary contributions were made.

15.	Related Party Transactions

Other than share-based compensation as detailed in Note 13, the following discussion sets forth related party transactions occurring in the years 2009, 2008, and 2007.

During the years ended December 31, 2009, 2008 and 2007, the Company made payments totaling approximately $0.9 million, $1.1 million, and $1.3 million, respectively, to Märkisches Werk Halver, GmbH (“MWH”) in connection with ongoing probe development activities under an existing agreement.  Under the terms of the agreement, MWH will continue to develop and manufacture high-volume, high-power ultrasound systems for use in SulphCo’s Sonocracking process (the “Equipment”) through June 2013. MWH will sell Equipment exclusively to the Company and the Company will purchase a minimum of 60% of its annual Equipment requirements from MWH.  The Company may purchase a lesser percentage of Equipment from MWH if the Company can either purchase comparable equipment at a price that is 25% less than the price charged by MWH or MWH does not manufacture the Equipment within the Company’s quality control specifications. In addition to the fees that MWH will receive for its probe development and manufacturing activities, MWH also received an option to purchase 50,000 shares of SulphCo common stock.  Edward E. Urquhart, the Chief Executive Officer of MWH from July 2003 through May 2009, was a member of the Company’s Board of Directors from August 2006 to April 2009.

Historically, the Company had maintained a consulting contract with RWG, Inc., a company wholly-owned by Dr. Rudolf W. Gunnerman, the Company’s former Chairman and CEO.  This contract was terminated in January 2007 contemporaneous with Dr. Gunnerman’s dismissal from the Company.  During the years ended December 31, 2009, 2008 and 2007, the total expense recognized by the Company under this arrangement was zero, zero, and $0.2 million, respectively.  Of the amount paid during the year ended December 31, 2007, $200,000 was paid in connection with a settlement in the second quarter of 2007 between the Company and Dr. Gunnerman.

On April 15, 2007, the Company entered into a month-to-month operating lease agreement with Michael T. Heffner.  Under the lease agreement, the Company leased a furnished apartment for the use of Company officers in Reno, Nevada for $1,500 per month. The Company terminated this agreement effective September 30, 2007.  During the year ended December 31, 2007, the Company recognized approximately $8,000 in lease expense relative to this agreement.  In April 2009, Mr. Heffner resigned from the Company’s Board of Directors.

 The Company had a consulting contract with Vincent van Maasdijk, the son of Robert van Maasdijk who has been a member of the Company’s Board of Directors since April 2005 and Chairman of the Board of Directors from January 2007 to April 2009, to serve as a project manager. As a project manager, Mr. van Maasdijk’s responsibilities included overseeing the installation and testing of commercial Sonocracking™ units at various locations assigned by the Company.  Under the terms of the contract, Mr. van Maasdijk received a monthly payment of approximately $7,000 plus reimbursement of all reasonable out-of-pocket expenses, in accordance with the Company’s applicable policies and procedures. In April of 2009, both parties mutually agreed not to renew the contract. For the years ended December 31, 2009 and 2008, the total expense recognized by the Company under this arrangement was approximately $30,000 and $103,000, respectively.

 During the years ended December 31, 2009 the, 2008 and 2007, the Company paid approximately $0.2 million, $6,000 and $10,000, respectively, in principal and interest expense to Edward G. Rosenblum, a member of the Company’s Board of Directors, in connection with approximately $166,000 principal balance of the Company’s Convertible Notes Payable, held by Mr. Rosenblum.  Mr. Rosenblum acquired his interest in the Company’s Convertible Notes Payable prior to joining our Board of Directors in August 2007. Mr. Rosenblum was a member of the Company’s Board of Directors from August 2007 to October 2009.

Total related party expenses were approximately $1.2 million, $1.3 million, and $1.6 million in 2009, 2008, and 2007 respectively.  Total related party cash payments were approximately $1.2 million, $1.3 million and $1.6 million in 2009, 2008, and 2007, respectively.

16.	Subsequent Events

In January 2010, the Company completed the sale of 11,764,712 equity units at a price of $0.51 per unit pursuant to the terms of a Placement Agency Agreement dated January 25, 2010, resulting in gross proceeds to the Company of approximately $6.0 million before transaction costs. Each equity unit consists of (i) one share of common stock, (ii) a 2-year warrant to purchase one half of a share of common stock for an exercise price of $0.70, and (iii) a 5-year warrant to purchase one half share of a share of common stock for an exercise price of $1.00.  The shares of common stock and the shares of common stock issuable upon exercise of the warrants comprising the equity units were registered were on a shelf registration statement on Form S-3 declared effective by the SEC on September 4, 2007.

17.	Quarterly Financial Information (Unaudited)

Summarized unaudited quarterly financial information for the years ended December 31, 2009, 2008 and 2007 is noted below (in thousands, except for per share amounts):

2009	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Net revenues	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Net (loss)	$(4,589)	$(2,704)	$(2,584)	$(2,139)

Net (loss) per share – basic and diluted (a)	$(0.05)	$(0.03)	$(0.03)	$(0.02)

2008	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Net revenues	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Net (loss)	$(6,874)	$(8,973)	$(4,866)	$(4,547)

Net (loss) per share – basic and diluted (a)	$(0.09)	$(0.11)	$(0.05)	$(0.05)

2007	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Net revenues	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Net (loss)	$(14,513)	$(8,883)	$(8,367)	$(9,719)

Net (loss) per share – basic and diluted (a)	$(0.20)	$(0.12)	$(0.11)	$(0.22)

(a) The sum of the individual quarterly earnings (loss) per share may not agree with year-to-date earnings (loss) per share as each quarterly computation is based on the income or loss for that quarter and the weighted average number of common shares outstanding during that period.