Form 10-Q
period 2010-03-31
SULPHCO INC
filed 2010-05-05
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................March 31, 2010
or

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

Large Accelerated Filer ☐ Accelerated Filer ☑ Non-accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2010

Common Stock, par value $.001	101,708,741 shares

SulphCo, Inc.

 PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED BALANCE SHEETS
March 31, 2010 and December 31, 2009
(unaudited)

	March 31, 2010	December 31, 2009
ASSETS

Current Assets
Cash and cash equivalents	$5,421,624	$1,658,823
Prepaid expenses and other	336,895	688,008
Total current assets	5,758,519	2,346,831

Property and Equipment (net of accumulated depreciation of $1,246,861 and $1,205,050, respectively)	229,285	263,995

Other Assets
Intangible assets (net of accumulated amortization of $268,500 and $244,608, respectively)	983,250	986,124
Other	20,600	20,600

Total other assets	1,003,850	1,006,724

Total assets	$6,991,654	$3,617,550

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$734,202	$552,496
Refundable deposit	550,000	550,000
Late registration penalty (including accrued interest)	399,033	389,836
Total current liabilities	1,683,235	1,492,332

Long-Term Liabilities	-	-

Total liabilities	1,683,235	1,492,332

Commitments and Contingencies (Note 5)

Stockholders' Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 150,000,000 shares authorized ($0.001 par value)
101,708,741 and 89,944,029 shares issued and outstanding, respectively	101,709	89,944
Additional paid-in capital	164,837,171	159,298,891
Deficit accumulated during the development stage	(159,630,461)	(157,263,617)
Total stockholders' equity	5,308,419	2,125,218
Total liabilities and stockholders' equity	$6,991,654	$3,617,550

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended March 31, 2010 and 2009
and for the Period from Inception to March 31, 2010
(unaudited)

	Three Months Ended March 31,		Inception
	2010	2009	to Date

Revenue
Sales	$-	$-	$42,967
Expenses
Selling, general, and administrative expenses	(1,615,098)	(3,498,253)	(77,022,371)
Research and development expenses:
Fujairah test facility	(16,352)	(108,584)	(23,866,256)
Other research and development	(726,694)	(732,463)	(20,922,760)
Other	-	-	(591,706)
Total operating expenses	(2,358,144)	(4,339,300)	(122,403,093)
Loss from operations	(2,358,144)	(4,339,300)	(122,360,126)

Other income (expense)
Interest income	497	11,267	1,202,188
Interest expense	(9,197)	(260,572)	(8,848,820)
Other	-	-	(766,868)

Net loss	(2,366,844)	(4,588,605)	(130,773,626)

Deemed dividend	-	-	(28,856,835)

Net loss attributable to common Stockholders	$(2,366,844)	$(4,588,605)	$(159,630,461)

Loss per share: basic and diluted	$(0.02)	$(0.05)

Weighted average shares: basic and diluted	98,310,046	89,934,862

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31, 2010 and 2009
 and for the Period from Inception to March 31, 2010
(unaudited)

	Three Months Ended
	March 31,		Inception to
	2010	2009	March 31, 2010
Cash Flows From Operating Activities
Net loss	$(2,366,844)	$(4,588,605)	$(130,773,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,703	57,318	1,718,212
Accretion of convertible notes payable discount	-	249,486	6,736,550
Stock-based compensation	158,368	852,586	21,175,918
Other	-	3,622	1,359,181
Changes in:
Prepaid expenses and other	351,113	122,115	(357,495)
Accounts payable and accrued expenses	181,706	(110,359)	734,202
Refundable deposit	-	-	550,000
Late registration penalty (including accrued interest)	9,197	(250,941)	399,033
Net cash used in operating activities	(1,600,757)	(3,664,778)	(98,458,025)
Cash Flows From Investing Activities
Purchase of property and equipment	(7,101)	(43,206)	(1,530,809)
Investments in joint ventures and subsidiaries	-	-	(361,261)
Investments in intangible assets	(21,018)	(31,603)	(1,267,591)
Net cash used in investing activities	(28,119)	(74,809)	(3,159,661)
Cash Flows from Financing Activities
Proceeds from sales of stock, net of offering costs	5,391,677	-	104,801,454
Proceeds from related party notes payable	-	-	11,000,000
Proceeds from issuance of line of credit	-	-	750,000
Principal payments on related party notes payable	-	-	(5,441,285)
Decrease in related party receivable	-	-	1,359,185
Principal payments on line of credit	-	-	(750,000)
Principal payments on convertible notes payable	-	-	(4,680,044)
Net cash provided by financing activities	5,391,677	-	107,039,310
Net change in cash and cash equivalents	3,762,801	(3,739,587)	5,421,624
Cash and cash equivalents at beginning of period	1,658,823	17,567,848	-
Cash and cash equivalents at end of period	$5,421,624	$13,828,261	$5,421,624
Supplemental information

Cash paid for interest	$-	$92,407	$1,509,800

Cash paid for income taxes	$-	$-	$-

The Company had the following non-cash investing and financing activities:
Extinguishment of related party note payable	$-	$-	$5,000,000
Extinguishment of convertible notes payable	-	-	4,680,044
Issuance of stock for convertible notes payable	-	-	319,956
Non-cash deemed dividend	-	-	28,856,835

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of SulphCo, Inc., (the “Company” or “SulphCo”) were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements.

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

2.	Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  Potentially dilutive securities include options and warrants to acquire the Company’s common stock and convertible debt.  As of March 31, 2010, there were approximately 23 million shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were disregarded in the computations of diluted net loss per share for the three month periods ended March 31, 2010 and 2009, because inclusion of such potentially dilutive securities would have been anti-dilutive.

3.	Capital Stock

In January 2010, the Company completed the sale of 11,764,712 equity units at a price of $0.51 per unit pursuant to the terms of a Placement Agency Agreement dated January 25, 2010, resulting in gross proceeds to the Company of approximately $6.0 million before transaction costs. Each equity unit consists of (i) one share of common stock, (ii) a 2-year warrant to purchase one half of a share of common stock at an exercise price of $0.70, and (iii) a 5-year warrant to purchase one half share of a share of common stock at an exercise price of $1.00.  The shares of common stock and shares of common stock issuable upon the exercise of the warrants that comprise the equity units are registered on a shelf registration statement on Form S-3 declared effective by the SEC on September 4, 2007.

4.	Stock Plans and Stock-Based Compensation

In accordance with the Stock Compensation Topic of the FASB Accounting Standards Codification, the Company records stock-based compensation expense for all share-based payment arrangements, including stock options, warrants and restricted stock grants. The fair value of each option award granted is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term of options granted to employees is derived utilizing the simplified method which represents the period of time that options granted are expected to be outstanding. The Company utilizes the simplified method because it does not have historical exercise data which is sufficient to provide a reasonable basis to estimate the expected term. The Company expects to continue utilizing the simplified method to determine the expected term until such time as it accumulates historical exercise data that will provide a sufficient basis for the Company to begin estimating the expected term for option exercises. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. The stock-based compensation expense for the three month periods ended March 31, 2010 and 2009 was approximately $0.2 million and $0.9 million, respectively.

During the three month periods ended March 31, 2010 and 2009, the Company granted 1,350,000 and 450,000 stock options, respectively, to its directors, officers and employees.  The fair value of these stock options was estimated using the Black-Scholes options pricing model with the following assumptions:

Three Months Ended March 31, 2010 and 2009	2010	2009
Valuation Assumptions:
Expected Term (years)	5.0 - 5.5	5.0
Expected Volatility	124%	127.9% - 157.2%
Expected Dividend Rate	-	-
Risk Free Interest Rate	2.39%	1.45% - 2.16%
Grant Date Fair Value	$0.31	$0.52 - $0.81

Of the 1,350,000 stock options granted to the Company’s directors, officers and employees during the three month period ended March 31, 2010, 1,150,000 were performance-based stock options granted to the Company’s directors and executive officers.  The performance-based stock options have an exercise price of $0.37 with a grant date fair value of approximately $360,000, a term of ten years from the grant date and vest on a graduated basis over the next 12 months subject to the achievement of certain commercial milestones. If the commercial milestones are not achieved within the graduated vesting periods, these performance-based stock options will be forfeited. The Company will assess the probability of the achievement of the commercial milestones at the end of each reporting period. If the Company determines that achievement of the commercial milestones before the end of a vesting period is probable, future accruals of stock-based compensation expense will be adjusted and a cumulative catch-up adjustment will be recorded in that reporting period. As of March 31, 2010, the Company has not recorded any stock-based compensation expense related to the performance-based stock options granted during the three month period ended March 31, 2010.

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

Litigation Contingencies

There are various claims and lawsuits pending against the Company arising in the ordinary course of the Company’s business. Although the amount of liability, if any, against the Company is not reasonably estimable, the Company is of the opinion that these claims and lawsuits will not materially affect the Company’s financial position. In the past, the Company has expended significant resources for its legal defense.  In the future, the Company will devote resources to its legal defense as necessary.

The following paragraphs set forth the status of litigation as of March 31, 2010.

Clean Fuels Litigation

In Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., Case No. CV05-01346 (Second Judicial District, County of Washoe) the Company, Rudolf W. Gunnerman, Peter Gunnerman, and RWG, Inc., were named as defendants in a legal action commenced in Reno, Nevada (the “Clean Fuels Litigation”).  The plaintiff, Clean Fuels Technology later assigned its claims in the lawsuit to EcoEnergy Solutions, Inc., which entity was substituted as the plaintiff.  In general, the plaintiff’s alleged claims relate to ownership of the “sulfur removal technology” originally developed by Professor Teh Fu Yen and Rudolf Gunnerman with financial assistance provided by Rudolf W. Gunnerman, and subsequently assigned to the Company.  On September 14, 2007, after a jury trial and extensive post-trial proceedings, the trial court entered final judgment against the plaintiff EcoEnergy Solutions, Inc. on all of its claims.  As per the final judgment, all of the plaintiff’s claims were resolved against the plaintiff and were dismissed with prejudice.  In addition, the trial court entered judgment in favor of the Company and against the plaintiff for reimbursement of legal fees and costs of approximately $124,000, with post-judgment interest.  The plaintiff appealed the judgment on October 5, 2007. On August 3, 2009, the Nevada Supreme Court affirmed the court’s Order and judgment in its entirety.  The Nevada Supreme Court then denied EcoEnergy’s request for a rehearing on September 25, 2009 and further denied EcoEnergy’s Petition for En Banc Reconsideration on November 17, 2009.  On December 15, 2009, the Nevada Supreme Court restored jurisdiction to the district court for any post-appeal issues. Since that time, the Company received legal fees, costs, and interest awarded to it under the judgment from EcoEnergy. The Company then moved the district court for an award of legal fees and costs incurred on appeal.  The district court granted the award and the Company received approximately $120,000 in March 2010 for costs incurred in connection with the appeal.

Talisman Litigation

In Talisman Capital Talon Fund, Ltd. v. Rudolf W. Gunnerman and SulphCo, Inc., Case No. 05-CV-N-0354-BES-RAM, the Company and Rudolf W. Gunnerman were named as defendants in a legal action commenced in federal court in Reno, Nevada. The plaintiff’s claims relate to the Company's ownership and rights to develop its "sulfur removal technology." The Company regards these claims as without merit. Discovery in this case formally concluded on May 24, 2006. On September 28, 2007, the court granted, in part, the defendants' motion for summary judgment and dismissed the plaintiff's claims for bad faith breach of contract and unjust enrichment that had been asserted against Rudolf Gunnerman. The court denied the plaintiff's motion for partial summary judgment. The trial for this matter commenced on December 1, 2008 and continued through December 12, 2008.  The court recessed the trial on December 12, 2008 prior to hearing closing arguments.  Post trial briefs were filed with the court on February 20, 2009, and closing arguments were heard on March 3, 2009. On May 14, 2009, the court entered a judgment in favor of the Company and dismissed all claims with prejudice. The plaintiff appealed the judgment on June 11, 2009. The plaintiff’s appeal brief was filed with the court in late December 2009.  The Company’s answering brief was filed with the court in early February 2010.   The Ninth Circuit Court of Appeals has scheduled oral arguments on the plaintiff’s appeal for June 16, 2010. No liability has been accrued relative to this action.

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

On April 7, 2010, the parties entered into a Memorandum of Understanding ("MOU"), providing for a proposed settlement of the action under certain conditions.  Under the MOU, the parties will negotiate a definitive settlement agreement and after notice to SulphCo shareholders, the Court will hold a hearing on the parties' motion for final settlement approval and dismissal of the action with prejudice.  As there has been no definitive settlement agreement executed, the parties have not asked the Court for an order of preliminary approval.  Under the terms of the MOU, the contemplated settlement will not have a material impact on the financial condition of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

SulphCo is an energy technology company focused on the development and commercialization of an oxidative desulfurization (“ODS”) process for crude oil products, crude oils, natural gasoline and condensate streams.  SulphCo’s oxidative desulfurization process consists of (1) the ultrasound assisted conversion of the sulfur compounds to their oxidized analogs employing its patented and proprietary Sonocracking™ technology, and (2) the subsequent removal of these oxidized compounds via adsorption, extraction, water wash or other similar separation techniques (the “SulphCo Process”).

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

Research and Development Activities Update

The following is an update of the Company’s more significant research and development activities conducted in the first quarter of 2010.

Development of Catalyst Systems and Adsorption Process
Activities in the first quarter of 2010 continued to center around optimizing additive packages for the sulfur conversion step as well as establishing key parameters for the adsorption process typically needed for sulfur removal. Targeted efforts to improve cost/benefit ratios have led to the identification of a preferred new, cost effective catalyst system that distinguishes itself through high reactivity towards a wide range of sulfur compounds, robustness towards process conditions and wide range of applicability.  In diesel finishing and transmix applications, less than 10 ppm sulfur content has routinely been achieved employing this catalyst system.  In addition, this catalyst system also excels for natural gasoline and condensate streams.

We also continued dedicated work on sulfur removal for diesel and transmix streams, which included ongoing work in adsorption and a new effort in extraction.  Adsorption is the preferred means of sulfur removal for product streams with 500 ppm and less sulfur content, while extraction is preferred for product streams with higher sulfur content. At least two potential adsorbent alternatives have been identified and characterized. Ongoing work is oriented towards process implementation.

The most promising work during the first quarter of 2010 has been directed towards desulfurization of natural gasoline, an important blend stock for on-road gasoline.  The above mentioned catalyst system has proven to be highly effective in the oxidation of the sulfur compounds contained in the samples of natural gasoline evaluated during the first quarter of 2010.  At least as important, the resulting oxidized sulfur species are water soluble due to their small molecular size and can be removed by employing a simple water wash.

Ultrasound Probe, Reactor and Control Systems
During the first quarter of 2010, the collaborative work between SulphCo and Märkisches Werk Halver, GmbH (“MWH”) continued to center around simplification and user friendliness towards commercial operation as well as long-term endurance testing.  Highlights include development of a prototype forged probe to allow simplified mass production and a prototype tool that simplifies ultrasound probe swap-out.  Also, high intensity endurance testing of the current ultrasound probe/transducer assembly continued with positive results.  Testing will continue into the second quarter of 2010.

Business Development Activities Update

The following is an update on the more significant business development activities in the regions that have been the focal point of the Company’s efforts during the first quarter of 2010.

With respect to the Company’s ongoing commercial efforts, we continue to see a high level of interest in the Sonocracking™ process as potential customers see the value that can be driven by the technology.  We are pursuing what we believe are opportunities presenting the highest likelihood of near-term success for the technology (i.e., crude oil product streams such as diesel fuel, natural gasoline, and naphtha as well as low to moderate sulfur-containing crude oils and condensates) and are working with several potential customers to achieve this goal.

Europe
SulphCo and OMV Refining and Marketing GmbH (“OMV”) entered into a technology agreement in the first quarter of 2009 and have been working together since that time to jointly evaluate SulphCo’s Sonocracking™ technology in several of OMV’s refining applications.  During the first quarter of 2010, SulphCo’s efforts with OMV have centered on the evaluation of certain product streams from OMV’s facility in Burghausen, Germany.  OMV is currently in the process of collecting samples of these product streams that will be sent to SulphCo for further evaluation.  While the Company is encouraged by the recent progress in Europe, there can be no assurance that the Company will be successful in implementing any commercial agreements.

North America
During the later part of 2009 and into the first quarter of 2010, SulphCo was pursuing a specific condensate application with an integrated major oil company with a facility located in North America. We have performed several lab-scale trials to demonstrate the effectiveness of our technology in this particular application.  Technical representatives from this company visited our Houston offices in June 2009 to confirm the lab-scale results and subsequently recommended the installation of a Sonocracking™ unit at this company’s facility in North America. In November 2009, this potential customer changed the process requirements associated with this condensate application. In response to this change, SulphCo formulated a proposed solution that met the new technical requirements and provided it to this potential customer.  Late in the first quarter of 2010, the potential customer notified SulphCo that it had completed its evaluation of investment and process options for this condensate application and had decided not to use the SulphCo Process for this particular application. Notwithstanding this application specific decision, discussions with technical representatives of this company continue with respect to other applications of the SulphCo Process in its facilities around the world.

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

In addition to the ongoing discussions described above, we have been contacted by several new potential customers expressing interest in the Sonocracking™ technology, including product pipeline companies, integrated major oil companies, independent oil companies, and small refiners.  The applications include sulfur reduction in natural gasoline, natural gas condensates, and diesel fuels. Work continues on samples provided by several of these potential customers which will form the basis for their evaluation of the Sonocracking™ technology in their respective systems.

While the Company is encouraged by the recent progress in North America, there can be no assurance that the Company will be successful in implementing any commercial agreements.

South America
Based on technical data presented by SulphCo at meetings with a certain company in Argentina in 2009, the distribution agreement between SulphCo and J.W. Tecnologia Servicios Petroleros S.A.C. (“South American Distributor”) has been expanded to include that certain company in Argentina.  We have also performed tests on crude oil and petroleum product streams provided by other South American companies through our South American Distributor and have achieved results consistent with testing performed on diesel fuels and oils originating from other areas of the world. Proposals for collaboration were sent to these potential customers in early 2009 and have lead to additional discussions and possibly collaborative efforts to utilize the Sonocracking ™ technology on specific customer applications.  Additionally, SulphCo representatives, along with our South American Distributor met with two oil companies in Peru during March 2010 to discuss diesel fuel applications.  Samples from one of those oil companies are being sent to SulphCo for testing and evaluation.

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

While the Company is encouraged by the recent progress in South America, there can be no assurance that the Company will be successful in implementing any commercial agreements.

Results of Operations

As a development stage company, we have not generated any material revenues since we commenced our current line of business in 1999.  When we emerge from the development stage, our reporting will change to reflect costs of sales against revenues.

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Selling, General and Administrative Expenses

For the three month period ended March 31, 2010, we incurred expenses of approximately $1.6 million in selling, general and administrative expenses. This compares to expenses of approximately $3.5 million for the comparable period in 2009.

Stock-based compensation was approximately $0.2 million for the three month period ended March 31, 2010. This compares to stock-based compensation of approximately $0.9 million for the comparable period in 2009.

Legal fees were approximately $0.1 million for the three month period ended March 31, 2010.  This compares to expenses of approximately $0.6 million for the comparable period in 2009. The decrease in legal fees during the first quarter of 2010 relative to the first quarter of 2009 is primarily attributable to the resolution of outstanding litigation matters that gave rise to significant legal fees in the first quarter of 2009. The Company does not expect to incur significant litigation fees in the foreseeable future.

The Company did not incur any expenses related to non-employee director fees for the three month period ended March 31, 2010.  This compares to expenses of approximately $0.2 million for non-employee director fees in the three month period ended March 31, 2009.  In 2010, non-employees directors will receive an annual cash retainer of approximately $0.2 million payable in equal monthly installments beginning in April 2010.

The remainder of the amounts incurred relate to normal recurring operating expenses such as travel, lease expense, utilities, marketing, and investor relations.

Research and Development Expenses

For the three month period ended March 31, 2010, we incurred expenses of approximately $0.7 million related to research and development of our Sonocracking™ technology. This compares to expenses of approximately $0.7 million for the comparable period in 2009.  The ultrasonic probes and reactor assemblies have been developed to a point suitable for their expected application and the Company does not expect to incur significant expenses on further development of the ultrasonic probes and reactor assemblies through the end of 2010.

During the three month period ended March 31, 2010, we incurred expenses of approximately $16,000 related to the test facility in Fujairah, UAE. This compares to expenses of approximately $0.1 million for the comparable period in 2009.

Interest Expense

For the three month periods ended March 31, 2010 and 2009, the Company recognized total interest expense of approximately $9,000 and $0.3 million, respectively. For the three month periods ended March 31, 2010 and 2009, total interest expense recognized by the Company included incremental interest expense associated with discount accretion of zero and approximately $0.3 million, respectively. On July 29, 2009, the Company made full cash payment of the outstanding principal balance of its convertible notes payable and all accrued but unpaid interest thereon.

Liquidity and Capital Resources

In January 2010, the Company completed the sale of 11,764,712 equity units at a price of $0.51 per unit pursuant to the terms of a Placement Agency Agreement dated January 25, 2010, resulting in gross proceeds to the Company of approximately $6.0 million before transaction costs. Each equity unit consists of (i) one share of common stock, (ii) a 2-year warrant to purchase one half of a share of common stock at an exercise price of $0.70, and (iii) a 5-year warrant to purchase one half share of a share of common stock at an exercise price of $1.00.  The shares of common stock and shares of common stock issuable upon the exercise of the warrants that comprise the equity units are registered on a shelf registration statement on Form S-3 declared effective by the SEC on September 4, 2007.

As of March 31, 2010, we had approximately $5.4 million in available cash reserves. Based on the cash reserves at March 31, 2010 and the forecasted monthly cash burn rate, we anticipate that our cash reserves will be sufficient to fund our cash requirements into the first quarter of 2011.  Historically, we have been able to raise capital to continue with our research and development and it is likely that we will need to raise additional funds before we can generate enough revenue to become profitable. The Company is evaluating various equity financing alternatives that may include, among other things, additional equity issuances, the proceeds of which would be used to fund future research and development activity.  There can be no assurance that the Company will be successful in raising such financing, if it decides to pursue such an alternative.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “1934 Act”)) as of March 31, 2010, the end of the period covered by this Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 5 of the Notes to the Financial Statements – Commitments and Contingencies (Part I, Item 1) for information regarding legal proceedings involving the Company.

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10-K for the period ended December 31, 2009. An investment in our common stock involves various risks. When considering an investment in our common stock, you should consider carefully all of the Risk Factors described in our most recent Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Form 8-K filed by the Company on January 29, 2010, is hereby incorporated by reference as a response to this Item 2.

Items 3 and 4 are not applicable and have been omitted.

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

SULPHCO, INC.
(Registrant)

Date: May 5, 2010	/s/ Larry D. Ryan
	By:	Larry D. Ryan
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2010	/s/ Stanley W. Farmer
	By:	Stanley W. Farmer
Vice President, Chief Financial Officer,
Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)