Form 10-Q
period 2010-06-30
SULPHCO INC
filed 2010-07-22
CIK 1096560

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................June 30, 2010
or

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

Large Accelerated Filer ☐ Accelerated Filer ☑  Non-accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 15, 2010

Common Stock, par value $.001	101,708,741 shares

SulphCo, Inc.

 PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED BALANCE SHEETS
June 30, 2010 and December 31, 2009
(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$3,443,877	$1,658,823
Prepaid expenses and other	370,820	688,008
Total current assets	3,814,697	2,346,831

Property and Equipment (net of accumulated depreciation of $1,286,888 and $1,205,050, respectively)	216,709	263,995

Other Assets
Intangible assets (net of accumulated amortization of $311,308 and $244,608, respectively)	844,040	986,124
Other	20,600	20,600
Total other assets	864,640	1,006,724
Total assets	$4,896,046	$3,617,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$685,587	$552,496
Refundable deposit	550,000	550,000
Late registration penalty (including accrued interest)	400,955	389,836
Total current liabilities	1,636,542	1,492,332

Long-Term Liabilities	-	-

Total liabilities	1,636,542	1,492,332

Commitments and Contingencies (Note 5)

Stockholders' Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 150,000,000 shares authorized ($0.001 par value)
101,708,741 and 89,944,029 shares issued and outstanding, respectively	101,709	89,944
Additional paid-in capital	164,906,640	159,298,891
Deficit accumulated during the development stage	(161,748,845)	(157,263,617)
Total stockholders' equity	3,259,504	2,125,218
Total liabilities and stockholders' equity	$4,896,046	$3,617,550

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Month Periods Ended June 30, 2010 and 2009
and for the Period from Inception to June 30, 2010
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception to
	2010	2009	2010	2009	June 30, 2010
Revenue
Sales	$-	$-	$-	$-	$42,967
Expenses
Selling, general, and administrative expenses	(1,407,527)	(1,461,049)	(3,022,625)	(4,959,302)	(78,429,898)
Research and development expenses:
Fujairah facility	(7,421)	(54,348)	(23,773)	(162,932)	(23,873,677)
Other research and development	(694,813)	(893,753)	(1,421,507)	(1,626,216)	(21,617,573)
Other	-	-	-	-	(591,706)
Total operating expenses	(2,109,761)	(2,409,150)	(4,467,905)	(6,748,450)	(124,512,854)
Loss from operations	(2,109,761)	(2,409,150)	(4,467,905)	(6,748,450)	(124,469,887)

Other income (expense)
Interest income	661	6,978	1,158	18,245	1,202,849
Interest expense	(9,284)	(301,589)	(18,481)	(562,161)	(8,858,104)
Other	-	-	-	-	(766,868)
Net loss	(2,118,384)	(2,703,761)	(4,485,228)	(7,292,366)	(132,892,010)

Deemed dividend	-	-	-	-	(28,856,835)

Net loss attributable to common Stockholders	$(2,118,384)	$(2,703,761)	$(4,485,228)	$(7,292,366)	$(161,748,845)

Loss per share: basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.08)
Weighted average shares: basic and diluted	101,708,741	89,944,029	100,018,782	89,939,471

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30, 2010 and 2009
 and for the Period from Inception to June 30, 2010
(unaudited)

	Six Months Ended
	June 30,		Inception to
	2010	2009	June 30, 2010
Cash Flows From Operating Activities
Net loss	$(4,485,228)	$(7,292,366)	$(132,892,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167,766	117,228	1,820,275
Accretion of convertible notes payable discount	-	519,543	6,736,550
Stock-based compensation	227,837	1,027,857	21,245,387
Other	85,708	875	1,444,889
Changes in:
Prepaid expenses and other	317,188	360,852	(391,420)
Accounts payable and accrued expenses	133,091	(1,025,447)	685,587
Refundable deposit	-	-	550,000
Late registration penalty (including accrued interest)	11,119	(253,777)	400,955
Net cash used in operating activities	(3,542,519)	(6,545,235)	(100,399,787)
Cash Flows From Investing Activities
Purchase of property and equipment	(34,552)	(57,872)	(1,558,260)
Investments in joint ventures and subsidiaries	-	-	(361,261)
Investments in intangible assets	(29,552)	(32,774)	(1,276,125)
Net cash used in investing activities	(64,104)	(90,646)	(3,195,646)
Cash Flows from Financing Activities
Proceeds from sales of stock, net of offering costs	5,391,677	-	104,801,454
Proceeds from related party notes payable	-	-	11,000,000
Proceeds from issuance of line of credit	-	-	750,000
Principal payments on related party notes payable	-	-	(5,441,285)
Decrease in related party receivable	-	-	1,359,185
Principal payments on line of credit	-	-	(750,000)
Principal payments on convertible notes payable	-	-	(4,680,044)
Net cash provided by financing activities	5,391,677	-	107,039,310
Net change in cash and cash equivalents	1,785,054	(6,635,881)	3,443,877
Cash and cash equivalents at beginning of period	1,658,823	17,567,848	-
Cash and cash equivalents at end of period	$3,443,877	$10,931,967	$3,443,877
Supplemental information
Cash paid for interest	$3,612	$97,596	$1,513,412
Cash paid for income taxes	$-	$-	$-
The Company had the following non-cash investing and financing activities:
Extinguishment of related party note payable	$-	$-	$5,000,000
Extinguishment of convertible notes payable	-	-	4,680,044
Issuance of stock for convertible notes payable	-	-	319,956
Non-cash deemed dividend	-	-	28,856,835

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS
June 30, 2010
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

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  Potentially dilutive securities include options and warrants to acquire the Company’s common stock and convertible debt.  As of June 30, 2010, there were approximately 23 million shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were disregarded in the computations of diluted net loss per share for the three and six month periods ended June 30, 2010 and 2009, because inclusion of such potentially dilutive securities would have been anti-dilutive.

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

In accordance with the Stock Compensation Topic of the FASB Accounting Standards Codification, the Company records stock-based compensation expense for all share-based payment arrangements, including stock options, warrants and restricted stock grants. The fair value of each option award granted is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term of options granted to employees is derived utilizing the simplified method which represents the period of time that options granted are expected to be outstanding. The Company utilizes the simplified method because it does not have historical exercise data which is sufficient to provide a reasonable basis to estimate the expected term. The Company expects to continue utilizing the simplified method to determine the expected term until such time as it accumulates historical exercise data that will provide a sufficient basis for the Company to begin estimating the expected term for option exercises. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. The stock-based compensation expense for the three and six month periods ended June 30, 2010 and 2009 was approximately $0.1 million, $0.2 million, $0.2 million and $1.0 million, respectively.

During the three and six month periods ended June 30, 2010 and 2009, the Company granted zero, 968,541, 1,350,000 and 1,418,541 stock options, respectively, to its directors, officers and employees.  The fair value of these stock options was estimated using the Black-Scholes options pricing model with the following assumptions:

Six Months Ended June 30, 2010 and 2009	2010	2009
Valuation Assumptions:
Expected Term (years)	5.0 – 5.5	5.0 - 6.5
Expected Volatility	124%	126% - 143%
Expected Dividend Rate	-	-
Risk Free Interest Rate	2.39%	1.45% - 2.75%
Grant Date Fair Value	$0.31	$0.52 - $0.99

Three Months Ended June 30, 2010 and 2009	2010	2009
Valuation Assumptions:
Expected Term (years)	-	5.0 - 5.5
Expected Volatility	-	126% - 138%
Expected Dividend Rate	-	-
Risk Free Interest Rate	-	1.87% - 2.75%
Grant Date Fair Value	-	$0.71 - $0.99

Of the 1,350,000 stock options granted to the Company’s directors, officers and employees during the six month period ended June 30, 2010, 1,150,000 were performance-based stock options granted to the Company’s directors and executive officers.  The performance-based stock options have an exercise price of $0.37 with a grant date fair value of approximately $360,000, a term of ten years from the grant date and vest on a graduated basis over the next 12 months subject to the achievement of certain commercial milestones. If the commercial milestones are not achieved within the graduated vesting periods, these performance-based stock options will be forfeited. The Company will assess the probability of the achievement of the commercial milestones at the end of each reporting period. If the Company determines that achievement of the commercial milestones before the end of a vesting period is probable, future accruals of stock-based compensation expense will be adjusted and a cumulative catch-up adjustment will be recorded in that reporting period. As of June 30, 2010, the Company has not recorded any stock-based compensation expense related to the performance-based stock options granted during the three and six month period ended June 30, 2010.

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

Litigation and Other Contingencies

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

The following paragraphs set forth the status of litigation and other contingencies as of June 30, 2010.

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

Talisman Litigation

In Talisman Capital Talon Fund, Ltd. v. Rudolf W. Gunnerman and SulphCo, Inc., Case No. 05-CV-N-0354-BES-RAM, the Company and Rudolf W. Gunnerman were named as defendants in a legal action commenced in federal court in Reno, Nevada. The plaintiff’s claims relate to the Company's ownership and rights to develop its "sulfur removal technology." The Company regards these claims as without merit. Following a trial, on May 14, 2009, the court entered a judgment in favor of the Company and dismissed all claims with prejudice. On July 21, 2010, the Ninth Circuit Court of Appeals affirmed the trial court’s judgment.  No liability has been accrued relative to this action.

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

On November 6, 2008, Mr. Hendrickson re-filed the shareholder derivative claim in the 127th Judicial District Court of Harris County, Texas (the “District Court”). The case is known as Thomas Hendrickson, Derivatively on Behalf of SulphCo, Inc. v. Rudolf W. Gunnerman, Peter W. Gunnerman, Loren J. Kalmen, Richard L. Masica, Robert Henri Charles Van Maasdijk, Hannes Farnleitner, Michael T. Heffner, Edward E. Urquhart, Lawrence G. Schafran, Alan L. Austin, Jr., Raad Alkadiri and Christoph Henkel, Case No. 200866743 (the “Texas Derivative Claim”).  The Company responded to this litigation by moving to dismiss and the individual defendants responded by moving to dismiss for lack of personal jurisdiction.

On June 30, 2010, the District Court preliminarily approved a proposed settlement regarding the Texas Derivative Claim.  The District Court has ordered that a final settlement hearing will occur on August 13, 2010.  Upon approval by the District Court, the proposed settlement would, among other actions, result in the dismissal of the claims asserted in the Texas Derivative Claim with prejudice.  The terms of the proposed settlement include an award, not to exceed $300,000, to the plaintiff’s counsel for fees and reimbursement of expenses.  Since the Company has previously met its director and officer liability insurance policy deductible, any monetary award made in connection with the settlement will be borne by the director and officer liability insurance policy and will therefore not have any impact on the financial condition of the Company.  No relief is sought against the Company and no liability has been accrued relative to this action.

NYSE Amex LLC Listing Standards Deficiency

On June 30, 2010, we were notified of our failure to comply with the NYSE Amex LLC’s (the “Exchange”) continued listing standards under section 1003 of the Company Guide.  Specifically, the Exchange noted our failure to comply with section 1003(a) (iii) of the Exchange’s Company Guide because our stockholders' equity was less than $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years. The notice was based on a review by the Exchange of our publicly available information, including the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2010 at which time the Company’s stockholders’ equity was approximately $5.3 million.   As of June 30, 2010, the Company's stockholders’ equity was approximately $3.3 million resulting in our failure to comply with Section 1003(a)(ii) of the Company Guide because our stockholders’ equity was less than $4,000,000 and we had losses from continuing operations and net losses in three of our four most recent fiscal years.  On or before July 30, 2010, we intend to submit a plan to the Exchange outlining our efforts to meet the continued listing requirements. The Exchange has 45 days in which to decide whether the plan is acceptable. The plan will consist of several elements, but will primarily focus on the sales of our products and services and raising additional equity capital.  If (i) our plan is not accepted, (ii) we do not make progress toward compliance consistent with the plan, or (iii) we are not in compliance at the end of the plan period, then our shares of common stock may be subject to delisting proceedings by the Exchange.

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

Research and Development Activities Update

The following is an update of the Company’s more significant research and development activities conducted in the first six-months of 2010.

Development of Catalyst Systems and Sulfur Removal Processes
Activities in the first six-months of 2010 continued to center around optimizing additive packages for the sulfur conversion step as well as establishing key parameters for the adsorption or extraction process typically needed for sulfur removal. Targeted efforts to improve cost/benefit ratios have led to the identification of a preferred new, cost effective catalyst system that distinguishes itself through high reactivity towards a wide range of sulfur compounds, robustness towards process conditions and wide range of applicability.  In diesel finishing and transmix applications, less than 10 ppm sulfur content has routinely been achieved employing this catalyst system.  In addition, this catalyst system also excels for natural gasoline and condensate streams.

We also continued dedicated work on sulfur removal for diesel and transmix streams, which included ongoing work in adsorption and a new effort in extraction.  Adsorption is the preferred means of sulfur removal for product streams with low sulfur content (100 ppm or less), while extraction is preferred for product streams with higher sulfur content. At least two potential adsorbent alternatives have been identified and characterized. Also, a suitable extraction solvent has been identified. Ongoing work will be oriented towards process implementation for the adsorption and extraction based processes.

The most promising work during the first six-months of 2010 has been directed towards desulfurization of natural gasoline, an important blend stock for on-road gasoline.  The above mentioned catalyst system has proven to be highly effective in the oxidation of the sulfur compounds contained in the samples of natural gasoline evaluated during the first six-months of 2010.  At least as important, the resulting oxidized sulfur species are water soluble due to their small molecular size and can be removed by employing a simple water wash.

Ultrasound Probe, Reactor and Control Systems
During the first six-months of 2010, the collaborative work between SulphCo and Märkisches Werk Halver, GmbH (“MWH”) continued to center around simplifying and enhancing the user friendliness of the equipment towards commercial operation as well as long-term endurance testing.  Highlights include development of a prototype forged probe to allow simplified mass production and a prototype tool that simplifies ultrasound probe swap-out.  Also, high intensity endurance testing of the current ultrasound probe/transducer assembly continued with positive results.  Testing will continue throughout the remainder of 2010.

Business Development Activities Update

The following is an update on the more significant business development activities in the regions that have been the focal point of the Company’s efforts during the first six months of 2010.

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

Europe
SulphCo and OMV Refining and Marketing GmbH (“OMV”) entered into a technology agreement in the first quarter of 2009 and have been working together since that time to jointly evaluate SulphCo’s Sonocracking™ technology in several of OMV’s refining applications.  During the first quarter of 2010, SulphCo’s efforts with OMV have centered on the evaluation of certain additional product streams from OMV’s facility in Burghausen, Germany.  During the second quarter of 2010, OMV collected and shipped samples of these product streams to SulphCo for further evaluation.  Testing of these samples has shown promising results.  In the near future, the Company expects to discuss these results with OMV.  While the Company is encouraged by the recent progress in Europe, there can be no assurance that the Company will be successful in implementing any commercial agreements.

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

On September 15, 2009, SulphCo reported that it had executed a letter of intent with Laguna Development Corporation ("Laguna") to move toward the installation of SulphCo's desulfurization technology at Laguna's New Mexico trans-mix facility. On November 13, 2009, SulphCo reported that it had executed a letter of intent with Golden Gate Petroleum (“Golden Gate”) to move toward the installation of SulphCo’s technology at Golden Gate’s Nevada trans-mix facility.  SulphCo continues to work with Laguna, Golden Gate and other companies in the trans-mix market to meet their technical and commercial requirements to produce ultra-low sulfur diesel.  As of the end of the second quarter, neither of Laguna or Golden Gate have decided whether they want to go forward with the proposals that have been presented to them by SulphCo.

On June 23, 2010, SulphCo announced that it had executed a validation agreement (the “Validation Agreement”) with Enterprise Products Operating LLC (“Enterprise”), a wholly owned subsidiary of Enterprise Products Partners L.P.  Pursuant to the terms of the Validation Agreement, SulphCo will install a mobile Sonocracking™ unit at Enterprise’s natural gas liquids (“NGL”) fractionation facility located in Mont Belvieu, Texas for the purpose of evaluating the commercial scale performance of SulphCo’s Sonocracking™ technology on certain Enterprise natural gasoline streams produced at the facility following laboratory tests on such streams.  SulphCo expects that the installation will be completed by the end of July with commercial scale evaluations to follow during the ensuing eight to ten week period.  Concurrent with the execution of the Validation Agreement, SulphCo and Enterprise commenced negotiations on a definitive commercial agreement (the “Operating Agreement”).  While SulphCo expects that the Operating Agreement will be executed as soon as practicable after the successful completion of the commercial evaluation, there can be no guarantees that the evaluation phase will lead to a definitive commercial agreement.

In addition to the ongoing discussions described above, we have been contacted by several new potential customers expressing interest in the Sonocracking™ technology, including product pipeline companies, integrated major oil companies, independent oil companies, and small refiners.  The applications include sulfur reduction in natural gasoline, natural gas condensates, naphthas and diesel fuels. Work continues on samples provided by several of these potential customers which will form the basis for their evaluation of the Sonocracking™ technology in their respective systems.

While the Company is encouraged by the recent progress in North America, there can be no assurance that the Company will be successful in implementing any commercial agreements.

South America
Based on technical data presented by SulphCo at meetings with an Argentinean based oil company in 2009, the distribution agreement between SulphCo and J.W. Tecnologia Servicios Petroleros S.A.C. (“South American Distributor”) was expanded to include that certain company in Argentina.  We have also performed tests on crude oil and petroleum product streams provided by other South American companies through our South American Distributor and have achieved results consistent with testing performed on diesel fuels and oils originating from other areas of the world. Proposals for collaboration were sent to these potential customers in early 2009 and have lead to additional discussions on possible collaborative efforts to utilize the Sonocracking ™ technology on specific customer applications.  Additionally, SulphCo representatives, along with our South American Distributor met with two oil companies in Peru during March 2010 to discuss diesel fuel applications.  Samples of diesel from two different refineries in Peru owned by one of these oil companies have been sent to SulphCo for testing and evaluation.

Further, as a result of laboratory tests on samples provided by a large integrated oil company in Brazil, technology meetings were held in that country during the first quarter of 2009 and again during the first quarter of 2010. Based on positive feedback from these meetings, a proposal for collaboration on application specific technology and commercial scale demonstrations was sent to this potential customer.  In response to this proposal, discussions are being held with this company to identify the value proposition for site specific applications and determine the appropriate actions moving forward. Samples of diesel from the Brazilian oil company have been delivered to SulphCo’s Houston facility and testing on the samples is set to begin as soon as possible.  It is anticipated these discussions may ultimately lead to commercial demonstrations.

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

Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009

Selling, General and Administrative Expenses

For the three and six month periods ended June 30, 2010, we incurred expenses of approximately $1.4 million and $3.0 million, respectively, in selling, general and administrative expenses. This compares to expenses of approximately $1.5 million and $5.0 million for the comparable periods in 2009.

Stock-based compensation was approximately $0.1 million and $0.2 million, respectively, for the three and six month periods ended June 30, 2010. This compares to stock-based compensation of approximately $0.2 million and $1.0 million for the comparable periods in 2009.

Legal fees were approximately $0.2 million and $0.3 million, respectively, for the three and six month periods ended June 30, 2010.  This compares to expenses of approximately $0.2 million and $0.7 million for the comparable periods in 2009. The decrease in legal fees in the six month period ended June 30, 2010 relative to the six month period ended June 30, 2009 is primarily attributable to the resolution of outstanding litigation matters that gave rise to significant legal fees in the first quarter of 2009. The Company does not expect to incur significant litigation fees in the foreseeable future.

Non-employee director fees were approximately $0.1 million and $0.1 million, respectively, for the three and six month periods ended June 30, 2010.  This compares to expenses of approximately zero and $0.2 million for the comparable periods in 2009.  In April 2010, non-employee directors began receiving an annual cash retainer of approximately $0.2 million payable in equal monthly installments.

Travel, consulting, marketing and investor and public relations expenses were approximately $33,000 and $0.2 million, respectively, for the three and six month periods ended June 30, 2010.  This compares to expenses of approximately $0.2 million and $0.8 million for the comparable periods in 2009.

The remainder of the amounts incurred relate to normal recurring operating expenses such as lease expense and utilities.

Research and Development Expenses

For the three and six month periods ended June 30, 2010, we incurred expenses of approximately $0.7 million and $1.4 million, respectively, related to research and development of our Sonocracking™ technology. This compares to expenses of approximately $0.9 million and $1.6 million for the comparable periods in 2009.  The ultrasonic probes and reactor assemblies have been developed to a point suitable for their expected application and the Company does not expect to incur significant expenses on further development of the ultrasonic probes and reactor assemblies through the end of 2010.

During the three and six month periods ended June 30, 2010, we incurred expenses of approximately $7,000 and $24,000, respectively, related to the facility in Fujairah, UAE. This compares to expenses of approximately $0.1 million and $0.2 million for the comparable periods in 2009.

Interest Expense

For the three and six month periods ended June 30, 2010 and 2009, the Company recognized total interest expense of approximately $9,000, $0.3 million, $18,000 and $0.6 million, respectively. For the three and six month periods ended June 30, 2010 and 2009, total interest expense recognized by the Company included incremental interest expense associated with discount accretion of approximately zero, $0.3 million, zero, and $0.5 million, respectively. On July 29, 2009, the Company made full cash payment of the outstanding principal balance of its convertible notes payable and all accrued but unpaid interest thereon.

Liquidity and Capital Resources

On June 30, 2010, we were notified of our failure to comply with the NYSE Amex LLC’s (the “Exchange”) continued listing standards under section 1003 of the Company Guide.  Specifically, the Exchange noted our failure to comply with section 1003(a) (iii) of the Exchange’s Company Guide because our stockholders' equity was less than $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years. The notice was based on a review by the Exchange of our publicly available information, including the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2010 at which time the Company’s stockholders’ equity was approximately $5.3 million.   As of June 30, 2010, the Company's stockholders’ equity was approximately $3.3 million resulting in our failure to comply with Section 1003(a)(ii) of the Company Guide because our stockholders’ equity was less than $4,000,000 and we had losses from continuing operations and net losses in three of our four most recent fiscal years. On or before July 30, 2010, we intend to submit a plan to the Exchange outlining our efforts to meet the continued listing requirements. The Exchange has 45 days in which to decide whether the plan is acceptable. The plan will consist of several elements, but will primarily focus on the sales of our products and services and raising additional equity capital.  If (i) our plan is not accepted, (ii) we do not make progress toward compliance consistent with the plan, or (iii) we are not in compliance at the end of the plan period, then our shares of common stock may be subject to delisting proceedings by the Exchange.

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

As of June 30, 2010, we had approximately $3.4 million in available cash reserves. Based on the cash reserves at June 30, 2010 and the forecasted monthly cash burn rate, we anticipate that our cash reserves will be sufficient to fund our cash requirements into the first quarter of 2011.  Historically, we have been able to raise capital to continue with our research and development and it is likely that we will need to raise additional funds before we can generate enough revenue to become profitable. The Company is evaluating various equity financing alternatives that may include, among other things, additional equity issuances, the proceeds of which would be used to fund future research and development activity.  There can be no assurance that the Company will be successful in raising such financing.  If the Company is unable to raise additional financing, its ability to continue to operate will be significantly limited.  If the Company is not listed on a national exchange and/or if our public float remains below $75 million, it will be limited in its ability to file new shelf registration statements on Form S-3 and/or to fully use one or more registrations statements on Form S-3 that have been filed with the Securities and Exchange Commission.  Any such limitations may have a material adverse effect on the Company’s ability to raise the capital needed to continue its operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “1934 Act”)) as of June 30, 2010, the end of the period covered by this Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 5 of the Notes to the Financial Statements – Commitments and Contingencies (Part I, Item 1) for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

We may be delisted from the NYSE Amex LLC resulting in a more limited market for our common stock.

On June 30, 2010, we were notified of our failure to comply with the NYSE Amex LLC’s (the “Exchange”) continued listing standards under section 1003(a) (iii) of the Exchange’s Company Guide because our stockholders' equity was less than $6,000,000 and we have had losses from continuing operations and net losses in our five most recent fiscal years.  The notice was based on a review by the Exchange of our publicly available information, including the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2010 at which time the Company’s stockholders’ equity was approximately $5.3 million.   As of June 30, 2010 our stockholders' equity was approximately $3.3 million resulting in our failure to comply with Section 1003(a)(ii) of the Company Guide because our stockholders’ equity was less than $4,000,000 and we had losses from continuing operations and net losses in three of our four most recent fiscal years. On or before July 30, 2010, we intend to submit to the Exchange a plan outlining our efforts to regain compliance with the Exchange's continued listing requirements. The Exchange has 45 days in which to decide whether the plan is acceptable. The plan will consist of several elements, but will primarily focus on the sales of our products and services and raising additional equity capital.  If (i) our plan is not accepted, (ii) we do not make progress toward regaining compliance consistent with our plan, or (iii) we are not in compliance at the end of the plan period, then our shares of common stock may be delisted from the Exchange.  If the Exchange delists our common stock, we anticipate that our common stock would be quoted on the OTC Bulletin Board or possibly the so-called "pink sheets." Even if our common stock is quoted on such systems, a delisting by the Exchange could harm our investors by reducing the liquidity and market price of our common stock. Additionally, a delisting could negatively affect us by reducing the number of investors willing to hold or acquire our common stock, which could negatively affect our ability to access public capital markets. If the Company is not listed on a national exchange and/or if our public float remains below $75 million, we will be limited in our ability to file new shelf registration statements on Form S-3 and/or to fully use one or more registration statements on Form S-3 that have been filed with the Securities and Exchange Commission. Any such limitations may have a material adverse effect on the Company’s ability to raise the capital needed to continue its operations.

As of the date of this filing and other than the risk factor described above, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10-K for the period ended December 31, 2009. An investment in our common stock involves various risks. When considering an investment in our common stock, you should consider carefully all of the Risk Factors described here and in our most recent Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Form 8-K filed by the Company on January 29, 2010, is hereby incorporated by reference as a response to this Item 2.

Item 3.  Defaults Upon Senior Securities. - None

Item 4.  (Removed and Reserved). – Not Applicable

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

SULPHCO, INC.
(Registrant)

Date: July 22, 2010	/s/ Larry D. Ryan
	By:	Larry D. Ryan
Chief Executive Officer
(Principal Executive Officer)

Date: July 22, 2010	/s/ Stanley W. Farmer
	By:	Stanley W. Farmer
Vice President, Chief Financial Officer,
Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)