Form 10-Q
period 2010-09-30
SULPHCO INC
filed 2010-11-09
CIK 1096560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................September 30, 2010
or

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

Large Accelerated Filer ☐ Accelerated Filer ☑  Non-accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2010

Common Stock, par value $.001	101,708,741 shares

SulphCo, Inc.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED BALANCE SHEETS
September 30, 2010 and December 31, 2009
(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$2,059,293	$1,658,823
Prepaid expenses and other	218,876	688,008
Total current assets	2,278,169	2,346,831

Property and Equipment (net of accumulated depreciation of $1,278,641 and $1,205,050, respectively)	186,254	263,995

Other Assets
Intangible assets (net of accumulated amortization of $370,431 and $244,608, respectively)	800,724	986,124
Other	12,600	20,600
Total other assets	813,324	1,006,724
Total assets	$3,277,747	$3,617,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$627,608	$552,496
Refundable deposit	550,000	550,000
Late registration penalty (including accrued interest)	410,186	389,836
Total current liabilities	1,587,794	1,492,332

Long-Term Liabilities	-	-

Total liabilities	1,587,794	1,492,332

Commitments and Contingencies (Note 5)

Stockholders' Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 150,000,000 shares authorized ($0.001 par value)
101,708,741 and 89,944,029 shares issued and outstanding, respectively	101,709	89,944
Additional paid-in capital	164,883,714	159,298,891
Deficit accumulated during the development stage	(163,295,470)	(157,263,617)
Total stockholders' equity	1,689,953	2,125,218
Total liabilities and stockholders' equity	$3,277,747	$3,617,550

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Month Periods Ended September 30, 2010 and 2009
and for the Period from Inception to September 30, 2010
(unaudited)

	Three Months Ended		Nine Months Ended		Inception to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
Revenue
Sales	$-	$-	$-	$-	$42,967
Expenses
Selling, general, and administrative expenses	(1,115,834)	(1,389,975)	(4,138,459)	(6,349,277)	(79,545,732)
Research and development expenses:
Fujairah facility	(7,704)	(54,178)	(31,477)	(217,110)	(23,881,381)
Other research and development	(414,146)	(791,298)	(1,835,653)	(2,417,514)	(22,031,719)
Other	-	-	-	-	(591,706)
Total operating expenses	(1,537,684)	(2,235,451)	(6,005,589)	(8,983,901)	(126,050,538)
Loss from operations	(1,537,684)	(2,235,451)	(6,005,589)	(8,983,901)	(126,007,571)

Other income (expense)
Interest income	290	863	1,448	19,108	1,203,139
Interest expense	(9,231)	(349,342)	(27,712)	(911,503)	(8,867,335)
Other	-	-	-	-	(766,868)
Net loss	(1,546,625)	(2,583,930)	(6,031,853)	(9,876,296)	(134,438,635)

Deemed dividend	-	-	-	-	(28,856,835)

Net loss attributable to common Stockholders	$(1,546,625)	$(2,583,930)	$(6,031,853)	$(9,876,296)	$(163,295,470)

Loss per share: basic and diluted	$(0.02)	$(0.03)	$(0.06)	$(0.11)
Weighted average shares: basic and diluted	101,708,741	89,944,029	100,588,292	89,941,007

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30, 2010 and 2009
 and for the Period from Inception to September 30, 2010
(unaudited)

	Nine Months Ended		Inception to
	September 30,		September 30,
	2010	2009	2010
Cash Flows From Operating Activities
Net loss	$(6,031,853)	$(9,876,296)	$(134,438,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	260,344	181,327	1,912,853
Accretion of convertible notes payable discount	-	855,762	6,736,550
Stock-based compensation	215,569	1,183,691	21,233,119
Other	85,708	875	1,444,889
Changes in:
Prepaid expenses and other	477,132	426,393	(231,476)
Accounts payable and accrued expenses	75,112	(1,029,435)	627,608
Refundable deposit	-	-	550,000
Late registration penalty (including accrued interest)	20,350	(244,376)	410,186
Net cash used in operating activities	(4,897,638)	(8,502,059)	(101,754,906)
Cash Flows From Investing Activities
Purchase of property and equipment	(37,553)	(120,096)	(1,561,261)
Investments in joint ventures and subsidiaries	-	-	(361,261)
Investments in intangible assets	(45,358)	(64,091)	(1,291,931)
Net cash used in investing activities	(82,911)	(184,187)	(3,214,453)
Cash Flows from Financing Activities
Proceeds from sales of stock, net of offering costs	5,381,019	-	104,790,796
Proceeds from related party notes payable	-	-	11,000,000
Proceeds from borrowings under line of credit	-	-	750,000
Principal payments on related party notes payable	-	-	(5,441,285)
Decrease in related party receivable	-	-	1,359,185
Principal payments on line of credit	-	-	(750,000)
Principal payments on convertible notes payable	-	(4,680,044)	(4,680,044)
Net cash provided (used) by financing activities	5,381,019	(4,680,044)	107,028,652
Net change in cash and cash equivalents	400,470	(13,366,290)	2,059,293
Cash and cash equivalents at beginning of period	1,658,823	17,567,848	-
Cash and cash equivalents at end of period	$2,059,293	$4,201,558	$2,059,293
Supplemental information
Cash paid for interest	$3,612	$124,367	$1,513,412
Cash paid for income taxes	$-	$-	$-
The Company had the following non-cash investing and financing activities:
Extinguishment of related party note payable	$-	$-	$5,000,000
Extinguishment of convertible notes payable	-	-	4,680,044
Issuance of stock for convertible notes payable	-	-	319,956
Non-cash deemed dividend	-	-	28,856,835

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2010
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

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  Potentially dilutive securities include options and warrants to acquire the Company’s common stock and convertible debt.  As of September 30, 2010, there were approximately 22.6 million shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were disregarded in the computations of diluted net loss per share for the three and nine month periods ended September 30, 2010 and 2009, because inclusion of such potentially dilutive securities would have been anti-dilutive.

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

In accordance with the Stock Compensation Topic of the FASB Accounting Standards Codification, the Company records stock-based compensation expense for all share-based payment arrangements, including stock options, warrants and restricted stock grants. The fair value of each option award granted is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term of options granted to employees is derived utilizing the simplified method which represents the period of time that options granted are expected to be outstanding. The Company utilizes the simplified method because it does not have historical exercise data which is sufficient to provide a reasonable basis to estimate the expected term. The Company expects to continue utilizing the simplified method to determine the expected term until such time as it accumulates historical exercise data that will provide a sufficient basis for the Company to begin estimating the expected term for option exercises. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. Gross stock-based compensation expense for the three and nine month periods ended September 30, 2010 and 2009 was approximately $0.1 million, $0.2 million, $0.2 million and $1.2 million, respectively.

During the three and nine month periods ended September 30, 2010 and 2009, the Company granted 1,275,000 , 7,000, 2,625,000 and 1,425,541 stock options, respectively, to its directors, officers and employees.  The fair value of these stock options was estimated using the Black-Scholes options pricing model with the following assumptions:

Nine Months Ended September 30, 2010 and 2009	2010	2009
Valuation Assumptions:
Expected Term (years)	5.0 - 5.6	5.0 - 6.5
Expected Volatility	123% - 124%	126% - 143%
Expected Dividend Rate	-	-
Risk Free Interest Rate	1.46% - 2.39%	1.45% - 2.75%
Grant Date Fair Value	$0.31 - $0.35	$0.52 - $1.53

Three Months Ended September 30, 2010 and 2009	2010	2009
Valuation Assumptions:
Expected Term (years)	5.2 - 5.6	5.0
Expected Volatility	123% - 124%	129%
Expected Dividend Rate	-	-
Risk Free Interest Rate	1.46%	2.37%
Grant Date Fair Value	$0.35	$1.53

Of the 2,625,000 stock options granted to the Company’s directors, officers and employees during the nine month period ended September 30, 2010, 1,150,000 were performance-based stock options granted to the Company’s directors and executive officers.  The performance-based stock options have an exercise price of $0.37 with a grant date fair value of approximately $360,000, a term of ten years from the grant date and vest on a graduated basis over the next 12 months subject to the achievement of certain commercial milestones. If the commercial milestones are not achieved within the graduated vesting periods, these performance-based stock options will be forfeited. The Company assesses the probability of the achievement of the commercial milestones at the end of each reporting period. If the Company determines that achievement of the commercial milestones before the end of a vesting period is probable, it records the fair value of the awards over the remaining vesting period.  If the Company’s assessment of the probability regarding achievement of the commercial milestones changes, future accruals of stock-based compensation expense will be adjusted and a cumulative catch-up adjustment will be recorded in that reporting period. As of September 30, 2010, the Company has not recorded any stock-based compensation expense related to the performance-based stock options granted during the three and nine month periods ended September 30, 2010.

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

The following paragraphs set forth the status of litigation and other contingencies as of September 30, 2010.

Clean Fuels Litigation

In Clean Fuels Technology v. Rudolf W. Gunnerman, Peter Gunnerman, RWG, Inc. and SulphCo, Inc., Case No. CV05-01346 (Second Judicial District, County of Washoe) the Company, Rudolf W. Gunnerman, Peter Gunnerman, and RWG, Inc., were named as defendants in a legal action commenced in Reno, Nevada (the “Clean Fuels Litigation”).  The plaintiff, Clean Fuels Technology later assigned its claims in the lawsuit to EcoEnergy Solutions, Inc., which entity was substituted as the plaintiff.  In general, the plaintiff’s claims related to ownership of the “sulfur removal technology” originally developed by Professor Teh Fu Yen and Rudolf W. Gunnerman with financial assistance provided by Rudolf W. Gunnerman, and subsequently assigned to the Company.  On September 14, 2007, after a jury trial and extensive post-trial proceedings, the trial court entered final judgment against the plaintiff EcoEnergy Solutions, Inc. on all of its claims.  As per the final judgment, all of the plaintiff’s claims were resolved against the plaintiff and were dismissed with prejudice.  In addition, the trial court entered judgment in favor of the Company and against the plaintiff for reimbursement of legal fees and costs of approximately $124,000, with post-judgment interest.  The plaintiff appealed the judgment on October 5, 2007. On August 3, 2009, the Nevada Supreme Court affirmed the court’s Order and judgment in its entirety.  The Nevada Supreme Court then denied EcoEnergy’s request for a rehearing on September 25, 2009 and further denied EcoEnergy’s Petition for En Banc Reconsideration on November 17, 2009.  On December 15, 2009, the Nevada Supreme Court restored jurisdiction to the district court for any post-appeal issues. Since that time, the Company received legal fees, costs, and interest awarded to it under the judgment from EcoEnergy. The Company then moved the district court for an award of legal fees and costs incurred on appeal.  The district court granted the award and the Company received approximately $120,000 in March 2010 for costs incurred in connection with the appeal bringing this matter to a final conclusion.

Talisman Litigation

In Talisman Capital Talon Fund, Ltd. v. Rudolf W. Gunnerman and SulphCo, Inc., Case No. 05-CV-N-0354-BES-RAM, the Company and Rudolf W. Gunnerman were named as defendants in a legal action commenced in federal court in Reno, Nevada. The plaintiff’s claims relate to the Company's ownership and rights to develop its "sulfur removal technology." The Company regards these claims as without merit. Following a trial, on May 14, 2009, the court entered a judgment in favor of the Company and dismissed all claims with prejudice. On July 21, 2010, the Ninth Circuit Court of Appeals affirmed the trial court’s judgment.  The time frame within which the plaintiff had to file an appeal to the Ninth Circuit Court’s affirmative ruling passed without any appeal being filed by the plaintiff resulting in this matter becoming final and non-appealable.  No liability has been accrued relative to this action.

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

On June 30, 2010, the District Court preliminarily approved a proposed settlement regarding the Texas Derivative Claim.  The District Court held a final settlement hearing on August 13, 2010 at which time the settlement became final.  The final settlement, among other actions, resulted in the dismissal of the claims asserted in the Texas Derivative Claim with prejudice.  The terms of the final settlement included an award of $300,000, to the plaintiff’s counsel for fees and reimbursement of expenses.  Since the Company has previously met its director and officer liability insurance policy deductible, the monetary award made in connection with the settlement was borne by the director and officer liability insurance policy and therefore did not have any impact on the financial condition of the Company.  The final settlement became non-appealable 40 days after the date the final settlement was entered by the District Court and the payment of the award of $300,000 to the plaintiff’s counsel for fees and reimbursement of expenses was made by the insurance company shortly thereafter.  No relief is sought against the Company and no liability has been accrued relative to this action.

NYSE Amex LLC Listing Standards Deficiency

On June 30, 2010, we were notified of our failure to comply with the NYSE Amex LLC’s (the “Exchange”) continued listing standards under section 1003 of the Company Guide.  Specifically, the Exchange noted our failure to comply with section 1003(a) (iii) of the Exchange’s Company Guide because our stockholders' equity was less than $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years. The notice was based on a review by the Exchange of our publicly available information, including the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2010 at which time the Company’s stockholders’ equity was approximately $5.3 million.   As of June 30, 2010, the Company's stockholders’ equity was approximately $3.3 million resulting in our failure to comply with Section 1003(a)(ii) of the Company Guide because our stockholders’ equity was less than $4,000,000 and we had losses from continuing operations and net losses in three of our four most recent fiscal years.  As of September 30, 2010, the Company's stockholders’ equity was approximately $1.7 million resulting in our failure to comply with Section 1003(a)(i) of the Company Guide because our stockholders’ equity was less than $2,000,000 and we had losses from continuing operations and net losses in two of our three most recent fiscal years.  During the week ended July 30, 2010, we submitted to the Exchange a plan outlining our efforts to regain compliance with the Exchange's continued listing requirements.  The plan consisted of several elements, but primarily focused on the sales of our products and services and raising additional equity capital.  On September 20, 2010, the Company received notice from the Exchange indicating that the Exchange had accepted the Company’s plan of compliance.  In accepting the Company’s plan, the Exchange granted the Company an extension until December 30, 2011 for the continued listing of the Company’s common stock and for the Company to regain compliance with the Exchange’s continued listing standards, subject to quarterly progress review by the Exchange.  If (i) our plan is not accepted, (ii) we do not make progress toward compliance consistent with the plan, or (iii) we are not in compliance at the end of the plan period, then our shares of common stock may be subject to delisting proceedings by the Exchange.  If the Exchange delists our common stock, we anticipate that our common stock would be quoted on the OTC Bulletin Board or possibly the so-called "pink sheets." Even if our common stock is quoted on such systems, a delisting by the Exchange could harm our investors by reducing the liquidity and market price of our common stock. Additionally, a delisting could negatively affect us by reducing the number of investors willing to hold or acquire our common stock, which could negatively affect our ability to access public capital markets.  If the Company is not listed on a national exchange and/or if our public float remains below $75 million, it will be limited in its ability to file new shelf registration statements on Form S-3 and/or to fully use one or more registration statements on Form S-3 that have been filed with the Securities and Exchange Commission.  Any such limitations may have a material adverse effect on the Company’s ability to raise the capital needed to continue its operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

SulphCo is an energy technology company focused on the development and commercialization of an oxidative desulfurization (“ODS”) process for liquid petroleum streams including crude oil products, crude oils, natural gasoline and condensate streams.  SulphCo’s oxidative desulfurization process consists of (1) the ultrasound assisted conversion of the sulfur compounds to their oxidized analogs employing its patented and proprietary Sonocracking™ technology, and (2) the subsequent removal of these oxidized compounds via adsorption, extraction, water wash or other similar separation techniques (the “SulphCo Process”).

Ever increasing environmental regulations are mandating the reduction of sulfur content in many fuels, including gasoline and diesel fuel.  For example, the sulfur specification for finished diesel fuel in certain jurisdictions is less than 10 parts per million (“ppm”), while typical starting concentrations are in the thousands of ppm. The currently practiced method for desulfurization is hydrodesulfurization (“HDS”).  HDS requires a large capital investment and suffers from high hydrogen and energy consumption as severe operating conditions have to be employed to treat the most refractory sulfur compounds. In contrast, the SulphCo Process allows for  comparably mild reaction conditions such as ambient temperatures and mild pressures, resulting in a potentially more cost effective and energy efficient alternative to HDS for certain applications within the refining, transportation, and blending market segments.

Research and Development Activities Update

The following is an update of the Company’s more significant research and development activities conducted in the first nine-months of 2010.

Development of Catalyst Systems and Sulfur Removal Processes
Activities in the first nine-months of 2010 continued to center around optimizing additive packages for the sulfur conversion step as well as establishing key parameters for the adsorption or extraction process typically needed for sulfur removal. Targeted efforts to improve cost/benefit ratios have led to the identification of a preferred new, cost effective catalyst system that distinguishes itself through high reactivity towards a wide range of sulfur compounds, robustness towards process conditions and wide range of applicability.  In diesel finishing and transmix applications, less than 10 ppm sulfur content has routinely been achieved employing this catalyst system.  In addition, this catalyst system is also effective in natural gasoline and condensate streams.

A major focus of the first nine-months of 2010 has been laboratory and pilot scale work directed toward the desulfurization of natural gasoline, an important blend stock for on-road gasoline.  The above mentioned catalyst system has proven to be highly effective in the oxidation of the sulfur compounds contained in the samples of natural gasoline evaluated during the first nine-months of 2010.  At least as important, the resulting oxidized sulfur species are water soluble due to their small molecular size and can be removed by employing a simple water wash. The primary objective of the initial lab work was directed towards establishing suitable ranges of the additives to establish a first indication of the commercial viability of the process.  Follow-up lab and pilot scale work were performed to understand the operating window and the robustness of the process.  These laboratory and pilot scale results ultimately led to a successful commercial validation trial with a mid-stream energy company (the “Mid-Stream Energy Company”).  Key results of the commercial validation trial are discussed in more detail below.

Our research relating to sulfur removal for diesel and transmix streams focused on adsorption and a new effort in extraction.  The bulk of the work in the first nine months of 2010 relative to diesel finishing was conducted in the context of a collaboration with a Brazilian oil company.  Adsorption is a potential means of sulfur removal for product streams with low sulfur content (100 ppm or less), while extraction is preferred for product streams with wide range of sulfur content. At least two potential adsorbent alternatives have been identified and characterized. Also, a suitable extraction solvent has been identified. Ongoing work will be oriented towards process implementation for the adsorption and extraction based processes.  SulphCo is investigating a cooperation agreement or agreements with other companies to design engineering and process packages for the adsorption and extraction elements of the system.

Ultrasound Probe, Reactor and Control Systems
During the first nine-months of 2010, the collaborative research between SulphCo and Märkisches Werk Halver, GmbH (“MWH”) continued to center around simplifying and enhancing the user friendliness of the ultrasound probe system.  Highlights included the development of a prototype forged probe to allow simplified mass production, a prototype tool that simplifies ultrasound probe swap-out and the development of an explosion proof transducer cooling jacket.  Also, high intensity endurance testing of the current ultrasound probe/transducer assembly continued with positive results.  Testing will continue throughout the remainder of 2010.

Business Development Activities Update

The following is an update on the more significant business development activities in the regions that have been the focal point of the Company’s efforts during the first nine months of 2010.

With respect to the Company’s ongoing commercial efforts, we continue to see interest in the Sonocracking™ process as potential customers see the potential value that can be driven by the technology.  We are pursuing what we believe are opportunities presenting the highest likelihood of near-term success for the technology (i.e., crude oil product streams such as diesel fuel, natural gasoline, and naphtha as well as low to moderate sulfur-containing crude oils and condensates) and are working with several potential customers to achieve this goal.

North America
On June 23, 2010, SulphCo announced that it had executed a validation agreement (the “Validation Agreement”) with a wholly owned subsidiary of a Mid-Stream Energy Company.  Pursuant to the terms of the Validation Agreement, SulphCo agreed to install a mobile Sonocracking™ unit at the Mid-Stream Energy Company’s natural gas liquids (“NGL”) fractionation facility located in Mont Belvieu, Texas for the purpose of evaluating the commercial scale performance of SulphCo’s Sonocracking™ technology on certain natural gasoline streams produced at the facility following laboratory tests on such streams.  The installation and operational commissioning of the Sonocracking™ unit began during the week of June 28, 2010 and was completed during the week ending August 27, 2010 with the two companies working together to jointly prepare the site at the Mont Belvieu facility.  During this period, SulphCo’s installation team, in conjunction with site engineers based at the Mont Belvieu facility, successfully installed the mobile Sonocracking™ unit and conducted commissioning tests to assure safe operations and equipment reliability.

Commercial scale validation tests began during the week of August 30, 2010.  The initial work involved a number of trials designed to define the operating parameters within which different operating variables such as additive levels and throughput rates could be optimized.  Over the course of the commercial scale validation phase, a variety of natural gasoline streams with starting sulfur levels ranging from less than 150 ppm to more than 400 ppm were treated successfully with resulting sulfur levels routinely coming in at the sulfur reduction target of less than 45 ppm and with volumetric throughput rates on a single processing line ranging from 1,000 barrels-per-day (“BPD”) to 3,000 BPD.  Five weeks of commercial scale validation trials culminated during the week ended October 1, 2010 (after approximately 120 hours of probe testing operation) with SulphCo then conducting a continuous run of 42 hours on a single processing line with volumetric flow rates ranging from 1,500 BPD to 2,000 BPD and resulting sulfur levels consistently less than 45 ppm.

The two companies jointly agreed that the results achieved during the commercial scale validation phase met or exceeded the performance parameters that were established in the Validation Agreement and had mutually agreed to move forward with negotiations on a definitive commercial agreement.  Late in the afternoon of October 27, 2010, SulphCo unexpectedly received notice from the Mid-Stream Energy Company that it had elected to immediately terminate all discussions pursuant to the Validation Agreement regarding any agreement, including a proposed commercial agreement for the near term.

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

Since the spring of 2010, SulphCo has been in discussions with a leading energy delivery company to employ SulphCo’s Sonocracking™ technology to “sweeten” or convert sulfur compounds in a plant condensate stream to address odor issues.  SulphCo has made presentations to this potential customer’s engineering staff that were followed by a site visit to review existing infrastructure and options for installation.  This potential customer is currently evaluating the Sonocracking™ technology for this sweetening application.

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

On September 15, 2009, SulphCo reported that it had executed a letter of intent with Laguna Development Corporation ("Laguna") to move toward the installation of SulphCo's desulfurization technology at Laguna's New Mexico trans-mix facility.  In September  2010, SulphCo received notice from Laguna that it had elected to terminate discussions pursuant to its letter of intent.  On November 13, 2009, SulphCo reported that it had executed a letter of intent with Golden Gate Petroleum (“Golden Gate”) to move toward the installation of SulphCo’s technology at Golden Gate’s Nevada trans-mix facility.  SulphCo continues to work with Golden Gate and other companies in the trans-mix market to meet their technical and commercial requirements to produce ultra-low sulfur diesel.  As of the end of the third quarter, Golden Gate had not decided whether it wanted to go forward with the proposal that had been presented to it by SulphCo.

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

There can be no assurance that the Company will be successful in implementing any commercial agreements relative to the opportunities discussed above.

Europe
SulphCo and OMV Refining and Marketing GmbH (“OMV”) entered into a technology agreement in the first quarter of 2009 and have been working together since that time to jointly evaluate SulphCo’s Sonocracking™ technology in several of OMV’s refining applications.  During the first quarter of 2010, SulphCo’s efforts with OMV centered on the evaluation of certain additional product streams from OMV’s facility in Burghausen, Germany.  During the second quarter of 2010, OMV collected and shipped samples of these product streams to SulphCo for further evaluation.  Testing of these samples has shown promising results.  In the near future, the Company expects to discuss these results with OMV.  There can be no assurance that the Company will be successful in implementing any commercial agreements relative to these opportunities.

South America
Based on technical data presented by SulphCo at meetings with an Argentinean based oil company in 2009, the distribution agreement between SulphCo and J.W. Tecnologia Servicios Petroleros S.A.C. (“South American Distributor”) was expanded to include that certain company in Argentina.  We have also performed tests on crude oil and petroleum product streams provided by other South American companies through our South American Distributor that are within their territory and have achieved results consistent with testing performed on diesel fuels and oils originating from other areas of the world. Proposals for collaboration were sent to these potential customers in early 2009 and have lead to additional discussions on possible collaborative efforts to utilize the Sonocracking ™ technology on specific customer applications.  Additionally, SulphCo representatives, along with our South American Distributor met with two oil companies in Peru during March 2010 to discuss diesel fuel applications.  Samples of diesel from two different refineries in Peru owned by one of these oil companies have been sent to SulphCo for testing and evaluation.

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

There can be no assurance that the Company will be successful in implementing any commercial agreements relative to the opportunities discussed above.

Results of Operations

As a development stage company, we have not generated any material revenues since we commenced our current line of business in 1999.  When we emerge from the development stage, our reporting will change to reflect costs of sales against revenues.  As discussed below, the Company continues to be cash constrained and unless new financing is obtained in the immediate future, the Company’s operations and efforts to continue to develop its technology will be severely curtailed. The Company continues to work to raise sufficient funding, however, there can be no assurances that such a financing will be available, or if it is available, that it can be obtained on terms that are deemed to be acceptable to the Company. Such funding, if obtained, may take the form of secured convertible debt, equity or any combination thereof.

Three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009

Selling, General and Administrative Expenses

For the three and nine month periods ended September 30, 2010, we incurred expenses of approximately $1.1 million and $4.1 million, respectively, in selling, general and administrative expenses. This compares to expenses of approximately $1.4 million and $6.3 million for the comparable periods in 2009.

Gross stock-based compensation was approximately $0.1 million and $0.2 million, respectively, for the three and nine month periods ended September 30, 2010. This compares to stock-based compensation of approximately $0.2 million and $1.2 million for the comparable periods in 2009.

Legal fees were approximately $0.1 million and $0.4 million, respectively, for the three and nine month periods ended September 30, 2010.  This compares to expenses of approximately $0.2 million and $0.9 million for the comparable periods in 2009. The decrease in legal fees in the nine month period ended September 30, 2010 relative to the nine month period ended September 30, 2009 is primarily attributable to the resolution of outstanding litigation matters that gave rise to significant legal fees in the first quarter of 2009. The Company does not expect to incur significant litigation fees in the foreseeable future.

Non-employee director fees were approximately $0.1 million and $0.2 million, respectively, for the three and nine month periods ended September 30, 2010.  This compares to expenses of zero and approximately $0.2 million for the comparable periods in 2009.  In April 2010, non-employee directors began receiving an annual cash retainer of approximately $0.2 million payable in equal monthly installments.

Travel, consulting, marketing and investor and public relations expenses were approximately $22,000 and $0.2 million, respectively, for the three and nine month periods ended September 30, 2010.  This compares to expenses of approximately $0.2 million and $0.9 million for the comparable periods in 2009.

The remainder of the amounts incurred relate to normal recurring operating expenses such as lease expense and utilities.

Research and Development Expenses

For the three and nine month periods ended September 30, 2010, we incurred expenses of approximately $0.4 million and $1.8 million, respectively, related to research and development of our Sonocracking™ technology. This compares to expenses of approximately $0.8 million and $2.4 million for the comparable periods in 2009.  The ultrasonic probes and reactor assemblies have been developed to a point suitable for their expected application and the Company does not expect to incur significant expenses on further development of the ultrasonic probes and reactor assemblies through the end of 2010.

During the three and nine month periods ended September 30, 2010, we incurred expenses of approximately $8,000 and $30,000, respectively, related to the facility in Fujairah, UAE. This compares to expenses of approximately $0.1 million and $0.2 million for the comparable periods in 2009.

Interest Expense

For the three and nine month periods ended September 30, 2010 and 2009, the Company recognized total interest expense of approximately $9,000, $0.3 million, $28,000 and $0.9 million, respectively. For the three and nine month periods ended September 30, 2010 and 2009, total interest expense recognized by the Company included incremental interest expense associated with discount accretion of approximately zero, $0.3 million, zero, and $0.9 million, respectively. On July 29, 2009, the Company made full cash payment of the outstanding principal balance of its convertible notes payable and all accrued but unpaid interest.

Liquidity and Capital Resources

As discussed below, the Company continues to be cash constrained and unless new financing is obtained in the immediate future, the Company’s operations and efforts to continue to develop our technology will be severely curtailed. The Company continues to work to raise sufficient funding, however, there can be no assurances that such a financing will be available, or if it is available, that it can be obtained on terms that are deemed to be acceptable to the Company. Such funding, if obtained, may take the form of secured convertible debt, equity or any combination thereof.

On June 30, 2010, we were notified of our failure to comply with the NYSE Amex LLC’s (the “Exchange”) continued listing standards under section 1003 of the Company Guide.  Specifically, the Exchange noted our failure to comply with section 1003(a) (iii) of the Exchange’s Company Guide because our stockholders' equity was less than $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years. The notice was based on a review by the Exchange of our publicly available information, including the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2010 at which time the Company’s stockholders’ equity was approximately $5.3 million.   As of June 30, 2010, the Company's stockholders’ equity was approximately $3.3 million resulting in our failure to comply with Section 1003(a)(ii) of the Company Guide because our stockholders’ equity was less than $4,000,000 and we had losses from continuing operations and net losses in three of our four most recent fiscal years. As of September 30, 2010, the Company's stockholders’ equity was approximately $1.7 million resulting in our failure to comply with Section 1003(a)(i) of the Company Guide because our stockholders’ equity was less than $2,000,000 and we had losses from continuing operations and net losses in two of our three most recent fiscal years.  During the week ended July 30, 2010, we submitted to the Exchange a plan outlining our efforts to regain compliance with the Exchange's continued listing requirements.  The plan consisted of several elements, but primarily focused on the sales of our products and services and raising additional equity capital.  On September 20, 2010, the Company received notice from the Exchange indicating that the Exchange had accepted the Company’s plan of compliance.  In accepting the Company’s plan, the Exchange granted the Company an extension until December 30, 2011 for the continued listing of the Company’s common stock and for the Company to regain compliance with the Exchange’s continued listing standards, subject to quarterly progress review by the Exchange.  If (i) our plan is not accepted, (ii) we do not make progress toward compliance consistent with the plan, or (iii) we are not in compliance at the end of the plan period, then our shares of common stock may be subject to delisting proceedings by the Exchange.

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

As of September 30, 2010, we had approximately $2.0 million in available cash reserves. Based on the cash reserves at September 30, 2010 and the forecasted monthly cash burn rate, we anticipate that our cash reserves will be sufficient to fund our cash requirements into the first quarter of 2011.  Historically, we have been able to raise capital to continue with our research and development and it is likely that we will need to raise additional funds before we can generate enough revenue to become profitable. The Company is evaluating various financing alternatives that may include, among other things, secured convertible debt and additional equity issuances or any combination thereof, the proceeds of which would be used to fund future research and development activity.  There can be no assurance that the Company will be successful in raising such financing.  If the Company is unable to raise additional financing, its ability to continue to operate will be significantly curtailed.  In addition if the Company is not listed on a national exchange and/or if our public float remains below $75 million, it will be limited in its ability to file new shelf registration statements on Form S-3 and/or to fully use one or more registration statements on Form S-3 that have been filed with the Securities and Exchange Commission.  Any such limitations may have a material adverse effect on the Company’s ability to raise the funding needed to continue its operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “1934 Act”)) as of September 30, 2010, the end of the period covered by this Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 5 of the Notes to the Financial Statements – Commitments and Contingencies (Part I, Item 1) for information regarding legal proceedings involving the Company.

Item 1A.  Risk Factors

We may be delisted from the NYSE Amex LLC resulting in a more limited market for our common stock.

            On September 30, 2010, we were notified of our failure to comply with the NYSE Amex LLC’s (the “Exchange”) continued listing standards under section 1003(a) (iii) of the Exchange’s Company Guide because our stockholders' equity was less than $6,000,000 and we have had losses from continuing operations and net losses in our five most recent fiscal years.  The notice was based on a review by the Exchange of our publicly available information, including the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2010 at which time the Company’s stockholders’ equity was approximately $5.3 million.   As of September 30, 2010 our stockholders' equity was approximately $3.3 million resulting in our failure to comply with Section 1003(a)(ii) of the Company Guide because our stockholders’ equity was less than $4,000,000 and we had losses from continuing operations and net losses in three of our four most recent fiscal years. As of September 30, 2010, the Company's stockholders’ equity was approximately $1.7 million resulting in our failure to comply with Section 1003(a)(i) of the Company Guide because our stockholders’ equity was less than $2,000,000 and we had losses from continuing operations and net losses in two of our three most recent fiscal years.  During the week ended July 30, 2010, we submitted to the Exchange a plan outlining our efforts to regain compliance with the Exchange's continued listing requirements.  The plan consisted of several elements, but primarily focused on the sales of our products and services and raising additional equity capital.  On September 20, 2010, the Company received notice from the Exchange indicating that the Exchange had accepted the Company’s plan of compliance.  In accepting the Company’s plan, the Exchange granted the Company an extension until December 30, 2011 for the continued listing of the Company’s common stock and for the Company to regain compliance with the Exchange’s continued listing standards, subject to quarterly progress review by the Exchange.  If (i) our plan is not accepted, (ii) we do not make progress toward regaining compliance consistent with our plan, or (iii) we are not in compliance at the end of the plan period, then our shares of common stock may be delisted from the Exchange.  If the Exchange delists our common stock, we anticipate that our common stock would be quoted on the OTC Bulletin Board or possibly the so-called "pink sheets." Even if our common stock is quoted on such systems, a delisting by the Exchange could harm our investors by reducing the liquidity and market price of our common stock. Additionally, a delisting could negatively affect us by reducing the number of investors willing to hold or acquire our common stock, which could negatively affect our ability to access public capital markets.  If the Company is not listed on a national exchange and/or if our public float remains below $75 million, it will be limited in its ability to file new shelf registration statements on Form S-3 and/or to fully use one or more registration statements on Form S-3 that have been filed with the Securities and Exchange Commission.  Any such limitations may have a material adverse effect on the Company’s ability to raise the capital needed to continue its operations.

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

SULPHCO, INC.
(Registrant)

Date: November 9, 2010	/s/ Larry D. Ryan
	By:	Larry D. Ryan
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2010	/s/ Stanley W. Farmer
	By:	Stanley W. Farmer
Vice President, Chief Financial Officer,
Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)