Form 10-K
period 2010-12-31
SULPHCO INC
filed 2011-03-31
CIK 1096560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to_______________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $24,641,733.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of Common Stock outstanding on March 15, 2011, was 115,042,075.

Documents incorporated by reference: portions of the registrant’s proxy statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SULPHCO, INC.
2010 FORM 10-K ANNUAL REPORT

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

References in this report to “we,” us,” “our company,” “the Company,” and “SulphCo” refer to SulphCo, Inc., a Nevada corporation.

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

Research and Development Activities Update

The following is an update of the Company’s more significant research and development activities conducted during 2010.

Development of Catalyst Systems and Sulfur Removal Processes
Activities during 2010 continued to center around optimizing additive packages for the sulfur conversion step as well as establishing key parameters for the adsorption or extraction process typically needed for sulfur removal. Targeted efforts to improve cost/benefit ratios have led to the identification of a preferred new, cost effective catalyst system that distinguishes itself through high reactivity towards a wide range of sulfur compounds, robustness towards process conditions and wide range of applicability.  In diesel finishing and transmix applications, less than 10 ppm sulfur content has routinely been achieved employing this catalyst system.  In addition, this catalyst system is also effective in natural gasoline and condensate streams.

A major focus of 2010 has been laboratory and pilot scale work, along with a commercial scale validation test, directed toward the desulfurization of natural gasoline, an important blend stock for on-road gasoline.  The above mentioned catalyst system has proven to be highly effective in the oxidation of the sulfur compounds contained in the samples of natural gasoline evaluated during 2010.  At least as important, the resulting oxidized sulfur species are water soluble due to their small molecular size and can be removed by employing a simple water wash. The primary objective of the initial lab work was directed towards establishing suitable ranges of the additives to establish a first indication of the commercial viability of the process.  Follow-up lab and pilot scale work were performed to understand the operating window and the robustness of the process.  These laboratory and pilot scale results ultimately led to a successful commercial validation trial with a mid-stream energy company (the “Mid-Stream Energy Company”).  Key results of the commercial validation trial are discussed in more detail below.

Our research relating to sulfur removal for diesel and transmix streams focused on adsorption and a new effort in extraction.  The bulk of the work during 2010 relative to diesel finishing was conducted in the context of a collaboration with a Brazilian oil company.  Adsorption is a potential means of sulfur removal for product streams with low sulfur content (100 ppm or less), while extraction is preferred for product streams with higher concentrations of sulfur content. At least two potential adsorbent alternatives have been identified and characterized. Also, a suitable extraction solvent has been identified. Ongoing work will be oriented towards process implementation for the adsorption and extraction based processes.  SulphCo is investigating a cooperation agreement or agreements with other companies to design engineering and process packages for the adsorption and extraction elements of the system.

Ultrasound Probe, Reactor and Control Systems
During 2010, the collaborative research between SulphCo and Märkisches Werk Halver, GmbH (“MWH”) continued to center around simplifying and enhancing the user friendliness of the ultrasound probe system.  Highlights included the development of a prototype forged probe to allow simplified mass production, a prototype tool that simplifies ultrasound probe swap-out and the development of an explosion proof transducer cooling jacket.  Also, high intensity endurance testing of the current ultrasound probe/transducer assembly continued with positive results.

Business Development Activities Update

The following is an update on the more significant business development activities in the regions that were the focal point of the Company’s efforts during 2010.

With respect to the Company’s ongoing commercial efforts, we continue to see interest in the Sonocracking™ process as potential customers identify the value that can be driven by the technology.  We are pursuing what we believe are opportunities presenting the highest likelihood of near-term success for the technology (i.e., crude oil product streams such as diesel fuel, natural gasoline, and naphtha as well as low to moderate sulfur-containing crude oils and condensates) and are working with several potential customers to achieve this goal.

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

Commercial scale validation tests began during the week of August 30, 2010.  The initial work involved a number of trials designed to define the operating parameters within which different operating variables such as additive levels and throughput rates could be optimized.  Over the course of the commercial scale validation phase, a variety of natural gasoline streams with starting sulfur levels ranging from less than 150 ppm to more than 400 ppm were treated successfully with resulting sulfur levels routinely coming in at the sulfur reduction target of less than 45 ppm and with volumetric throughput rates on a single processing line ranging from 1,000 barrels-per-day (“BPD”) to 3,000 BPD.  Five weeks of commercial scale validation trials culminated during the week ended October 1, 2010 (after approximately 120 hours of probe testing operation) with SulphCo then conducting a continuous run of 42 hours on a single processing line with volumetric flow rates ranging from 1,500 BPD to 2,000 BPD and resulting sulfur levels consistently less than 45 ppm with most results being below 30 ppm.

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

Since the spring of 2010, SulphCo has been in discussions with a leading energy delivery company to employ SulphCo’s Sonocracking™ technology to “sweeten” or convert sulfur compounds in a plant condensate stream to address odor issues.  SulphCo has made presentations to this potential customer’s engineering staff that was followed by a site visit to review existing infrastructure and options for installation.  This potential customer is currently evaluating the Sonocracking™ technology for this sweetening application.

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

On September 15, 2009, SulphCo reported that it had executed a letter of intent with Laguna Development Corporation ("Laguna") to move toward the installation of SulphCo's desulfurization technology at Laguna's New Mexico trans-mix facility.  In September 2010, SulphCo received notice from Laguna that had it elected to terminate discussions pursuant to its letter of intent.  On November 13, 2009, SulphCo reported that it had executed a letter of intent with Golden Gate Petroleum (“Golden Gate”) to move toward the installation of SulphCo’s technology at Golden Gate’s Nevada trans-mix facility.  SulphCo continues to work with Golden Gate and other companies in the trans-mix market to meet their technical and commercial requirements to produce ultra-low sulfur diesel.  As of the date of this report, Golden Gate had not decided whether it wanted to go forward with the proposal that had been presented to it by SulphCo.

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

General Description of Our Technology

SulphCo’s patented and proprietary Sonocracking™ technology is designed to use high power ultrasound to alter naturally occurring molecular structures. Under certain conditions, ultrasonic waves can induce cavitation in a liquid.  Cavitation involves the creation of bubbles at the sites of refraction owing to the tearing of the liquid from the negative pressure of intense sound waves in the liquid. The bubbles then oscillate under the effect of positive pressure, growing to an unstable size as the wave fronts pass. The ultrasound waves stress these bubbles, leading to their growth, contraction, and eventual implosion, generating excess heat and pressure in and around every micrometer and sub-micrometer-sized bubble. The entire process takes a few nanoseconds and each bubble can behave as a micro-reactor, accelerating the physical reactions owing to the heat released and localized pressures obtained. The high temperature (estimated to be as high as 5,000 degrees Kelvin) and pressure (estimated to be as high as 500 atmospheres) reached locally can potentially cause disruption of molecular bonds.

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

The Market for Our Technology

Potential Improvements and Benefits

The SulphCo Process is designed to produce a number of desirable effects, including the oxidation and removal of sulfur compounds.  Other improvements, such as heavy metal reduction/concentration, may also be possible.  The degree to which any one or more of these improvements occur after treatment with the SulphCo Process depends heavily on the feed oil or fuel characteristics, including molecular makeup of sulfur compounds, asphaltene level and microstructure, acidity, and several other factors.  Not all crude oil or crude oil products will respond to the treatment to the same levels, therefore it is critical to optimize the process for a given feed stream to maximize the process benefits.

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

The price of crude oil is based primarily on characteristics such as API gravity (relative density) and sulfur content.  Because the SulphCo Process is designed to remove oxidized sulfur compounds in a commercial setting, this should allow oil producers that treat crude oil with the SulphCo Process to obtain a higher price from distributors and refiners as a result.

According to the Energy Information Administration, as of the end of 2008, it was estimated that the world consumes approximately 85.4 million barrels of oil per day.  Of this, approximately 60 million barrels per day comes from medium and heavy crude oil.

Geographic Scope of Our Market

We have a 50% ownership interest in Fujairah Oil Technology LLC (“FOT”) in Fujairah, United Arab Emirates and are actively pursuing commercial opportunities in other parts of the world including North America, South America, Europe and the Middle East. As the potential markets for our technology include countries with significant oil producing or refining activities, we expect to conduct business in other parts of the world as well.  These activities may be conducted by us directly, or through partners, licensees or other third parties, in connection with the potential commercialization of our technologies.

Patents and Trademarks

SulphCo has sole ownership of and exclusive rights to eight (8) issued United States patents and one (1) pending United States patent application. Our granted U.S. Patents and pending U.S. patent applications include:

Granted U.S. Patents:

•	Power Driving Circuit for Controlling a Variable Load Ultrasonic Transducer, U.S. patent no. 7,408,290;

•	Loop-Shaped Ultrasound Generator and Use in Reaction Systems, U.S. patent no. 7,275,440;

•	Conversion of Petroleum Resid to Usable Oils with Ultrasound, U.S. patent no. 7,300,566;

•	Oxidative Desulphurization of Fossil Fuels with Ultrasound, U.S. patent no. 6,402,939;

•	Continuous Process for Oxidative Desulphurization of Fossil Fuels with Ultrasound and Products Thereof, U.S. patent no. 6,500,219;

•	Ultrasound-Assisted Desulfurization of Fossil Fuels in the Presence of Dialkyl Ethers, U.S. patent no. 6,827,844;

•	Corrosion Resistant Ultrasonic Horn, U.S. patent no. 6,652,992; and

•	High-Throughput Continuous-Flow Ultrasound Reactor, U.S. patent no. 7,559,241.

Pending U.S. Patent applications:

•	Ultrasonic Horn, pending U.S. patent application no. 12/696,556 filed on January 29, 2010.

In addition, SulphCo has sole ownership of and exclusive rights to fifty-two (52) patents issued in jurisdictions outside of the United States and forty-nine (49) pending patent applications in jurisdictions outside the United States to protect other aspects and applications of the Company's technologies. These include, but are not limited to, new processes and procedures, developed by SulphCo personnel, required to manufacture higher power ultrasound equipment for use in SulphCo's desulfurization units.

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

Research and Development During the Last Three Years

During the past three years, our research and development expenditures have been directed toward the upgrading and desulfurization of crude oil and crude oil products and the improvement of our high power ultrasound technology.  During the years ended December 31, 2010, 2009 and 2008, our research and development costs totaled approximately $2.2 million, $3.7 million, and $4.1 million, respectively.

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

Employees

 As of March 18, 2011, we had 17 full-time employees.

Executive Officers

The following table lists our executive officers, their ages, and positions:

Name	Age (1)	Present Position
Stanley W. Farmer	43	President, Chief Financial Officer, Treasurer and Corporate Secretary
M. Clay Chambers	64	Chief Operating Officer
(1) Age is as of March 18, 2011

Business Experience of Executive Officers

Stanley W. Farmer was appointed as our President in December 2010 and has served as our Chief Financial Officer since June 2007. Mr. Farmer was also appointed as the Company’s Treasurer and Corporate Secretary in March 2009. From June 2005 to June 2007, Mr. Farmer was an audit partner at Malone & Bailey, PC, a full service certified public accounting firm specializing in providing audit services to small public companies.  From November 2004 to April 2005, Mr. Farmer was the Chief Financial Officer at Texas Energy Ventures, L.L.C., a wholesale and retail energy holding company.  From May 2003 to November 2004, Mr. Farmer was an Assistant Controller at Reliant Energy Wholesale Group, a subsidiary of Reliant Energy, Inc., a provider of electricity and energy-related products to retail and wholesale customers.  From April 2000 to May 2003, Mr. Farmer was a Senior Director at Enron Corp. in its accounting transaction support group.  Mr. Farmer has also held management positions with a focus in the energy sector at Arthur Andersen LLP (May 1997 to April 2000) and KPMG LLP (January 1991 to May 1997).  Mr. Farmer has a B.B.A in Accounting from Texas A&M University (College Station, Texas), is a certified public accountant (Texas) and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

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

Other
The Company's internet address is www.sulphco.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, as soon as reasonably practicable after they are filed with the U.S. Securities and Exchange Commission (“SEC”).  Copies are also available without charge, from SulphCo, Inc., 4333 W. Sam Houston Pkwy N., Suite 190, Houston, TX 77043.  Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C.  Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  References to our website addressed in this report are provided as a convenience and do not constitute, and should not be viewed as an incorporation by reference of the information contained on, or available through, the website.  Therefore, such information should not be considered part of this report.

Item 1A.  Risk Factors.

We are a development stage company with a limited operating history, which makes it more difficult to predict whether we will be able to successfully commercialize our technology and implement our business plan.  Our auditors have included a “going-concern” emphasis paragraph in their audit report.

We are a development stage company with a limited operating history, and our principal technologies and products are not yet commercially proven.  Accordingly, there is a limited operating history upon which to base an assumption that we will be able to successfully implement our business plan.  In addition to this, our auditors have included a “going-concern” emphasis paragraph in their audit report relating to our financial statements as of December 31, 2010, indicating that as a result of significant recurring losses, substantial doubt exists about our ability to continue as a going concern.

We will not have sufficient working capital in the future, and we may be unable to obtain additional capital, which could result in the curtailment, suspension or cessation of our business activity.  If we obtain additional financing, you may suffer significant dilution.

In the past we have financed our research and development activities primarily through debt and equity financings from third parties.  We expect our existing capital resources will be sufficient to fund our cash requirements only into the early part of the third quarter of 2011 based upon projected levels of expenditures and anticipated needs.  Accordingly, we expect that additional working capital will be required in the future.

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

Sources of additional capital, other than from future revenues (for which we presently have no commitments) include proceeds from the exercise of warrants issued to the investors in the May 2008, January 2010 and February 2011 placements, funding through collaborative arrangements, licensing arrangements and debt and equity financings.  We do not know whether additional financing will be available on commercially acceptable terms when needed.  If we cannot raise funds on acceptable terms, we may not be able to successfully commercialize our technology, or respond to unanticipated requirements. If we are unable to secure such additional financing, we may have to curtail, suspend or cease all or a portion of our business activities.  Further, if we issue equity securities, our shareholders may experience severe dilution of their ownership percentages, and the new equity securities may have rights, preferences or privileges senior to those of our common stock.  We currently only have a minimal amount shares of common stock available to be issued since we have almost reached our limit of authorized shares in our charter. This will make it more difficult to complete future financings.

We may be delisted from the NYSE Amex LLC resulting in a more limited market for our common stock.

On June 30, 2010, we were notified of our failure to comply with the NYSE Amex LLC’s (the “Exchange”) continued listing standards under section 1003(a) (iii) of the Exchange’s Company Guide because our stockholders' equity was less than $6,000,000 and we have had losses from continuing operations and net losses in our five most recent fiscal years.  The notice was based on a review by the Exchange of our publicly available information, including the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2010, at which time the Company’s stockholders’ equity was approximately $5.3 million.   As of June 30, 2010, our stockholders' equity was approximately $3.3 million resulting in our failure to comply with Section 1003(a)(ii) of the Company Guide because our stockholders’ equity was less than $4,000,000 and we had losses from continuing operations and net losses in three of our four most recent fiscal years. As of September 30, 2010, the Company's stockholders’ equity was approximately $1.7 million resulting in our failure to comply with Section 1003(a)(i) of the Company Guide because our stockholders’ equity was less than $2,000,000 and we had losses from continuing operations and net losses in two of our three most recent fiscal years.  During the week ended July 30, 2010, we submitted to the Exchange a plan outlining our efforts to regain compliance with the Exchange's continued listing requirements.  The plan consisted of several elements, but primarily focused on the sales of our products and services and raising additional equity capital.  On September 20, 2010, the Company received notice from the Exchange indicating that the Exchange had accepted the Company’s plan of compliance.  In accepting the Company’s plan, the Exchange granted the Company an extension until December 30, 2011 for the continued listing of the Company’s common stock and for the Company to regain compliance with the Exchange’s continued listing standards, subject to quarterly progress review by the Exchange.  At the request of the Exchange, on December 28, 2010 and February 9, 2011, the Company submitted updates of the plan initially submitted to the Exchange in July 2010.  If (i) our plan is not accepted, (ii) we do not make progress toward regaining compliance consistent with our plan, or (iii) we are not in compliance at the end of the plan period, then our shares of common stock may be delisted from the Exchange.  If the Exchange delists our common stock, we anticipate that our common stock would be quoted on the OTC Bulletin Board or possibly the so-called "pink sheets." Even if our common stock is quoted on such systems, a delisting by the Exchange could harm our investors by reducing the liquidity and market price of our common stock. Additionally, a delisting could negatively affect us by reducing the number of investors willing to hold or acquire our common stock, which could negatively affect our ability to access public capital markets.  If the Company is not listed on a national exchange and/or if its public float remains below $75 million, it will be limited in its ability to file new shelf registration statements on Form S-3 and/or to fully use one or more registration statements on Form S-3 that have been filed with the SEC.  Any such limitations may have a material adverse effect on the Company’s ability to raise the capital needed to continue its operations.

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

We have not generated any material revenues, and we have experienced significant operating losses in each period since we commenced our current line of business in January 1999.  As of December 31, 2010, we had an accumulated deficit of approximately $164.9 million.  These losses are principally associated with the research and development of our Sonocracking™ units for desulfurization and upgrading of crude oil and other petroleum products, research and development of ultrasound technologies, development of pre-production prototypes and related marketing activity, and we expect to continue to incur expenses in the future for development, commercialization, sales and marketing activities related to the commercialization of our technology.  We cannot predict when or to what extent our technology or resulting products will begin to produce revenues on a sustained basis, or whether we will ever reach profitability. If we are unable to achieve significant levels of revenue on a sustained basis, our losses will continue.  If this occurs, we may be compelled to significantly curtail our business activities or suspend or cease our operations.

Commercial activities by us in foreign countries could subject us to political and economic risks which could impair future potential sources of revenue or impose significant costs.

We are currently pursuing business activities outside the U.S., including the Middle East, Austria, Europe, North America, and South America, and we expect to continue to do so in the future, either directly, or through partners, licensees or other third parties, in connection with the commercialization of our technologies.   The transaction of business by us in a foreign country, either directly or through partners, licensees or other third parties, may subject us, either directly or indirectly, to a number of risks, depending upon the particular country.  These risks may include, with respect to a particular foreign country:

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

We do not possess all of the capabilities to fully commercialize our desulfurization and upgrading technologies on our own.  Our success may depend upon partnerships and strategic alliances with third parties, such as our joint venture with FOT.  Collaborative agreements involving the development or commercialization of technology such as ours generally pose such risks as:

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

The trading price for our common stock has been volatile, ranging from a sales price of $0.14 in 2010, to a sales price of over $19.00 per share in 2006.  The price has changed dramatically over short periods with decreases of more than 50% and increases of more than 100% percent in a single day.  An investment in our stock is subject to such volatility and, consequently, is subject to significant risk.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Since July 2007, our executive offices and primary facilities have been located at 4333 W. Sam Houston Pkwy N., Suite 190, Houston, Texas 77043 in a leased facility consisting of approximately 12,000 square feet.  In October 2009, the Company amended the original lease agreement, acquiring approximately 12,000 square feet of additional warehouse and office space located at 11335 Clay Road, Suite 160, Houston, Texas.  The lease for these spaces will expire mid-year 2013.

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

The following paragraphs set forth the status of litigation and other contingencies as of December 31, 2010.

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

On June 30, 2010, the District Court preliminarily approved a proposed settlement regarding the Texas Derivative Claim.  The District Court held a final settlement hearing on August 13, 2010, at which time the settlement became final.  The final settlement, among other actions, resulted in the dismissal of the claims asserted in the Texas Derivative Claim with prejudice.  The terms of the final settlement included an award of $300,000, to the plaintiff’s counsel for fees and reimbursement of expenses.  Since the Company has previously met its director and officer liability insurance policy deductible, the monetary award made in connection with the settlement was borne by the director and officer liability insurance policy and therefore did not have any impact on the financial condition of the Company.  The final settlement became non-appealable 40 days after the date the final settlement was entered by the District Court and the payment of the award of $300,000 to the plaintiff’s counsel for fees and reimbursement of expenses was made by the insurance company shortly thereafter.  No relief is sought against the Company and no liability has been accrued relative to this action.

NYSE Amex LLC Listing Standards Deficiency

On June 30, 2010, we were notified of our failure to comply with the Exchange’s continued listing standards under section 1003 of the Company Guide.  Specifically, the Exchange noted our failure to comply with section 1003(a) (iii) of the Exchange’s Company Guide because our stockholders' equity was less than $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years. The notice was based on a review by the Exchange of our publicly available information, including the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2010, at which time the Company’s stockholders’ equity was approximately $5.3 million.   As of June 30, 2010, the Company's stockholders’ equity was approximately $3.3 million resulting in our failure to comply with Section 1003(a)(ii) of the Company Guide because our stockholders’ equity was less than $4,000,000 and we had losses from continuing operations and net losses in three of our four most recent fiscal years.  As of September 30, 2010, the Company's stockholders’ equity was approximately $1.7 million resulting in our failure to comply with Section 1003(a)(i) of the Company Guide because our stockholders’ equity was less than $2,000,000 and we had losses from continuing operations and net losses in two of our three most recent fiscal years.  During the week ended July 30, 2010, we submitted to the Exchange a plan outlining our efforts to regain compliance with the Exchange's continued listing requirements.  The plan consisted of several elements, but primarily focused on the sales of our products and services and raising additional equity capital.  On September 20, 2010, the Company received notice from the Exchange indicating that the Exchange had accepted the Company’s plan of compliance.  In accepting the Company’s plan, the Exchange granted the Company an extension until December 30, 2011 for the continued listing of the Company’s common stock and for the Company to regain compliance with the Exchange’s continued listing standards, subject to quarterly progress review by the Exchange.  At the request of the Exchange, on December 28, 2010 and February 9, 2011, the Company submitted updates of the plan initially submitted to the Exchange in July 2010.  If (i) our plan is not accepted, (ii) we do not make progress toward compliance consistent with the plan, or (iii) we are not in compliance at the end of the plan period, then our shares of common stock may be subject to delisting proceedings by the Exchange.  If the Exchange delists our common stock, we anticipate that our common stock would be quoted on the OTC Bulletin Board or possibly the so-called "pink sheets." Even if our common stock is quoted on such systems, a delisting by the Exchange could harm our investors by reducing the liquidity and market price of our common stock. Additionally, a delisting could negatively affect us by reducing the number of investors willing to hold or acquire our common stock, which could negatively affect our ability to access public capital markets.  If the Company is not listed on a national exchange and/or if its public float remains below $75 million, it will be limited in its ability to file new shelf registration statements on Form S-3 and/or to fully use one or more registration statements on Form S-3 that have been filed with the SEC.  Any such limitations may have a material adverse effect on the Company’s ability to raise the capital needed to continue its operations.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the NYSE Amex under the symbol “SUF.”

As noted in “Item 1A. – Risk Factors” elsewhere in this report, the Company is not currently in compliance with the Exchange’s continued listing standards under section 1003 of the Company Guide.  If the Exchange delists our common stock, we anticipate that our common stock would be quoted on the OTC Bulletin Board or possibly the so-called "pink sheets." Even if our common stock is quoted on such systems, a delisting by the Exchange could harm our investors by reducing the liquidity and market price of our common stock. Additionally, a delisting could negatively affect us by reducing the number of investors willing to hold or acquire our common stock, which could negatively affect our ability to access public capital markets.  If the Company is not listed on a national exchange and/or if its public float remains below $75 million, it will be limited in its ability to file new shelf registration statements on Form S-3 and/or to fully use one or more registration statements on Form S-3 that have been filed with the SEC.  Any such limitations may have a material adverse effect on the Company’s ability to raise the capital needed to continue its operations.

The following table sets forth the high and low sale prices for our common stock for each of the quarterly periods indicated.

	High	Low
Fiscal 2010
First Quarter	$0.94	$0.29
Second Quarter	$0.48	$0.25
Third Quarter	$0.46	$0.18
Fourth Quarter	$0.75	$0.14

Fiscal 2009
First Quarter	$1.49	$0.40
Second Quarter	$1.77	$0.80
Third Quarter	$2.18	$0.76
Fourth Quarter	$1.45	$0.61

There were 240 holders of record of our common stock on March 15, 2011.  This number does not include stockholders whose shares were held in a "nominee" or "street" name.

Dividends

We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Table of Securities Authorized for Issuance under Equity Compensation Plans at the End of 2010

The following table presents information regarding our securities which are authorized for issuance under all of our compensation plans as of December 31, 2010.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected at Left)

Equity Compensation Plans Approved by Security Holders	5,836,385	$2.15	3,388,615

Equity Compensation Plans Not Approved by Security Holders	50,000	$2.47	(1)

(1)  Future grants are within the discretion of our Board of Directors of directors and, therefore, cannot be determined at this time.

Under compensation plans approved by our stockholders, 1,769,690 shares are issuable in connection with outstanding options granted pursuant to the SulphCo, Inc. 2006 Stock Option Plan approved by the Company’s stockholders in 2006 and 4,066,695 shares are issuable in connection with outstanding options granted pursuant to the SulphCo, Inc. 2008 Omnibus Long-Term Incentive Plan (the “2008 Plan”) approved by the Company’s stockholders in 2008. At the 2009 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the 2008 Plan to increase the number of shares available for issuance by 5,000,000 shares from 2,250,000 to 7,250,000.

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

Item 6.  Selected Financial Data.

Comparative Financial Data

The table below sets forth a comparison of the financial data specified for the latest five years.  The loss from operations for the years ended December 31, 2010, 2009 and 2008 includes research and development expenses totaling approximately $2.2 million, $3.7 million and $4.1 million, respectively.

	2010	2009	2008	2007	2006
Operating revenue	-	-	-	-	-

Loss from operations	$(7,571,341)	$(11,140,425)	$(20,087,757)	$(19,156,217)	$(39,131,016)

Loss per share: basic and diluted	$(0.08)	$(0.13)	$(0.29)	$(0.64)	$(0.55)

Total assets at year end	$1,661,238	$3,617,550	$19,656,883	$9,102,041	$7,294,459

Long-term obligations at year end	-	-	-	$3,147,860	-

Cash dividends declared per share	-	-	-	-	-

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and Capital Resources

As of December 31, 2010, we had approximately $0.3 million in available cash reserves. Taking this  amount together with approximately $1.85 million of net cash proceeds from the equity financing completed in February 2011, and our forecasted monthly cash burn rate, we anticipate that our cash reserves will be sufficient to fund our cash requirements only into the early part of the third quarter of 2011.  Historically, we have been able to raise capital to continue with our research and development and it is likely that we will need to raise additional funds before we can generate enough revenue to become profitable. The Company is evaluating various financing alternatives that may include, among other things, secured convertible debt and additional equity issuances or any combination thereof, the proceeds of which would be used to fund future research and development activity.  There can be no assurance that the Company will be successful in raising such financing.  If the Company is unable to raise additional financing, its ability to continue to operate will be significantly curtailed.  In addition, if the Company is not listed on a national exchange and/or if its public float remains below $75 million, it will be limited in its ability to file new shelf registration statements on Form S-3 and/or to fully use one or more registration statements on Form S-3 that have been filed with the SEC.  Any such limitations may have a material adverse effect on the Company’s ability to raise the funding needed to continue its operations.  In addition, the Company has only a minimal amount of shares of common stock available to be issued under its authorized shares as set forth in its charter. Accordingly, the Company will need to seek shareholder approval to increase its authorized shares of common stock.  Until this situation is addressed, the Company’s ability to raise financing will be negatively impacted.

As discussed below, the Company continues to be cash constrained and unless new financing is obtained in the immediate future, the Company’s operations and efforts to continue to develop our technology will be severely curtailed and possibly terminated. The Company continues to work to raise sufficient funding, however, there can be no assurances that such a financing will be available, or if it is available, that it can be obtained on terms that are deemed to be acceptable to the Company. Such funding, if obtained, may take the form of secured convertible debt, equity or any combination thereof.

On June 30, 2010, we were notified of our failure to comply with the Exchange’s continued listing standards under section 1003 of the Company Guide.  Specifically, the Exchange noted our failure to comply with section 1003(a) (iii) of the Exchange’s Company Guide because our stockholders' equity was less than $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years. The notice was based on a review by the Exchange of our publicly available information, including the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2010, at which time the Company’s stockholders’ equity was approximately $5.3 million.   As of June 30, 2010, the Company's stockholders’ equity was approximately $3.3 million resulting in our failure to comply with Section 1003(a)(ii) of the Company Guide because our stockholders’ equity was less than $4,000,000 and we had losses from continuing operations and net losses in three of our four most recent fiscal years. As of September 30, 2010, the Company's stockholders’ equity was approximately $1.7 million resulting in our failure to comply with Section 1003(a)(i) of the Company Guide because our stockholders’ equity was less than $2,000,000 and we had losses from continuing operations and net losses in two of our three most recent fiscal years.  During the week ended July 30, 2010, we submitted to the Exchange a plan outlining our efforts to regain compliance with the Exchange's continued listing requirements.  The plan consisted of several elements, but primarily focused on the sales of our products and services and raising additional equity capital.  On September 20, 2010, the Company received notice from the Exchange indicating that the Exchange had accepted the Company’s plan of compliance.  In accepting the Company’s plan, the Exchange granted the Company an extension until December 30, 2011 for the continued listing of the Company’s common stock and for the Company to regain compliance with the Exchange’s continued listing standards, subject to quarterly progress review by the Exchange. At the request of the Exchange, on December 28, 2010 and February 9, 2011, the Company submitted updates of the plan initially submitted to the Exchange in July 2010.  If (i) our plan is not accepted, (ii) we do not make progress toward compliance consistent with the plan, or (iii) we are not in compliance at the end of the plan period, then our shares of common stock may be subject to delisting proceedings by the Exchange.

February 2011 Equity Financing

On February 4, 2011, the Company completed the sale of 13,333,334 equity units at a price of $0.15 per unit for aggregate gross proceeds to the Company of approximately $2.0 million.  Each equity unit consists of (i) one share of common stock, (ii) a warrant to purchase approximately 0.45 shares of SulphCo common stock at a price of $0.20 with a term of five years and (iii) a warrant to purchase approximately 0.24 shares of SulphCo common stock at a price $0.20 with a term of 66 months but not exercisable until 181 days after the closing date of the transaction.  In addition, the Company agreed to amend and re-issue warrants to purchase 2,745,098 shares of SulphCo common stock currently held by one of the investors. The re-issued warrants – equal in number to the original warrants – will allow the holder to purchase shares of SulphCo common stock at a price of $0.20 per share with a term of 54 months. The re-issued warrants are not exercisable until 181 days after the closing date of the transaction.  The shares of common stock and shares of common stock issuable upon the exercise of the warrants that comprise the equity units and the re-issued warrants are registered on a shelf registration statement on Form S-3 declared effective by the SEC on October 20, 2010.  Net proceeds to the Company from this transaction were approximately $1.85 million.

2010 Capital Activities

In January 2010, the Company completed the sale of 11,764,712 equity units at a price of $0.51 per unit pursuant to the terms of a Placement Agency Agreement dated January 25, 2010, resulting in gross proceeds to the Company of approximately $6.0 million before transaction costs. Each equity unit consists of (i) one share of common stock, (ii) a 2-year warrant to purchase one half of a share of common stock at an exercise price of $0.70, and (iii) a 5-year warrant to purchase one half share of a share of common stock at an exercise price of $1.00.  The shares of common stock and shares of common stock issuable upon the exercise of the warrants that comprise the equity units are registered on a shelf registration statement on Form S-3 declared effective by the SEC on September 4, 2007.  Net proceeds to the Company from this transaction were approximately $5.4 million.

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

Late Registration Statement Penalty

As of December 31, 2010 and 2009, we were obligated to pay approximately $0.4 million and $0.4 million, respectively, in the aggregate for the penalty and accrued interest, to investors in the 2004 private placements for late registration fees and interest due to the fact that the registration statement covering the private placement shares was not declared effective by the SEC by the time required by the investor agreements.  Since the fourth quarter of 2008, approximately 74% of the investors in the 2004 private placements have tendered payment demands to the Company.

Future Capital Requirements

  The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the development and commercialization of our technologies and the timing of future customer orders.

As of December 31, 2010, we had an accumulated deficit of approximately $164.9 million and we incurred net losses of approximately $7.6 million and $12.0 million for the years ended December 31, 2010 and 2009, respectively. These losses are principally associated with non-cash stock compensation expense, legal defense costs and ongoing research and development of our Sonocracking™ technology, including the development of prototypes, and related marketing activity.  Although we expect to continue to incur similar expenses in the future, such expenditures will not include major construction projects until commercialization of our Sonocracking™ technology.

Operation and maintenance of the Fujairah facility is the responsibility of FOT and SulphCo is responsible for contributing its Sonocracking™ units.  The Memorandum of Association of Fujairah Oil Technology, which defines certain rights of the joint venture partners, calls for profits and losses to be shared 50/50, with profits being distributed to the partners, subject to a 10% reserve for legal expenses which may be waived by the partners. SulphCo’s 50% share of distributions made by the joint venture to SulphCo will also be subject to other costs and expenses incurred directly by SulphCo from time to time.

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

Research and Development Expenses

During 2010, we incurred approximately $2.2 million in expenses related to research and development of our Sonocracking™ technology.  This compares to approximately $3.4 million and $3.7 million incurred in 2009 and 2008, respectively.

During 2010, 2009 and 2008, we paid approximately $1.0 million, $1.2 million and $0.7 million, respectively, to our engineers and other research and development employees as wages and related benefits and for design and testing of our Sonocracker™ units, while approximately $0.3 million, $0.6 million and $2.0 million respectively, was incurred for the procurement of control panels, probes, centrifuges, and generators related to the ongoing research and development of our units.  The balance of our research and development costs relate to recurring monthly expenses for laboratory supplies and the maintenance of our facilities.

We expect that our research and development expenses will moderate upon successful transition into generation of sustained revenue.  Thereafter, research and development will continue as needed to enhance our technology.

Selling, General and Administrative Expenses

During 2010, we incurred approximately $5.4 million in selling, general and administrative expenses.  This compares to approximately $7.5 million and $16.0 million during 2009 and 2008, respectively.  Non-cash stock-based compensation included in selling, general and administrative expenses in 2010 was approximately $0.3 million. This compares to $1.3 million and $5.2 million in 2009 and 2008, respectively.

During 2010, we incurred approximately $0.5 million in legal fees.  This compares to approximately $0.8 million and $3.9 million during 2009 and 2008, respectively. The decrease in legal fees in 2010 relative to 2009 and 2008 was primarily attributable to the resolution of outstanding litigation matters that gave rise to significant legal fees in 2009 and 2008.  For additional discussion regarding legal matters see “Item 3. Legal Proceedings.”

Consulting fees, payroll and related expenses were approximately $2.2 million in 2010 which compares to approximately $2.6 million and $3.9 million during 2009 and 2008, respectively. This represents decreases of approximately $0.4 million and $1.3 million, respectively. The $0.4 million and $1.3 million decreases in 2010 and 2009, respectively are primarily attributable to the reduction in the number of outside consultants engaged during 2009 and 2008. Additional expenses recognized in 2008 related to a settlement agreement with a former consultant.

The remainder of the amounts incurred relate to normal recurring operating expenses such as depreciation, insurance, travel, lease expense, utilities, marketing, and investor relations.

Interest Expense

Interest expense was approximately $0.04 million in 2010.  This compares to approximately $0.9 million and $1.2 million during 2009 and 2008, respectively.  The decrease in 2010 and 2009 as compared to 2008 is due to the July 2009 prepayment in cash of the full $4.7 million outstanding principal balance of the convertible notes payable.

 Deemed Dividend

For the years ended December 31, 2010, 2009 and 2008, the Company recognized total non-cash deemed dividends of approximately zero, zero, and $4.1 million, respectively.

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

Net Loss and Net Loss Attributable to Common Stockholders

The difference between net loss and net loss attributable to common shareholders for the year ended December 31, 2008 is solely attributable to the deemed dividends recorded in that period.

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

Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$600,000	240,000	$360,000	-	-

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

Item 8.  Financial Statements and Supplementary Data.

Our audited financial statements as of December 31, 2010, 2009 and 2008 and for the years then ended are included at the end of this report following the signature page.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) as of December 31, 2010, the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The information required by this Item is incorporated by reference from “Management’s Report on Internal Control Over Financial Reporting” on page F-1.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during our fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

See “Business—Executive Officers” in Item 1 of this Form 10-K. The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Corporate Governance,” “Board of Directors and Committees” and “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders, which will be filed within 120 days of the end of our fiscal year ended December 31, 2010 (the “2011 Proxy Statement”).

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

Item 11.   Executive Compensation.

           Incorporated by reference to “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination” and “Non-management Directors’ Compensation” in the 2011 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to “Information on Stock Ownership” in the 2011 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

           Incorporated by reference to “Related Person Transactions” and “Corporate Governance” in the 2011 Proxy Statement.

Item 14.   Principal Accounting Fees and Services.

           Incorporated by reference to “Independent Auditor” in the 2011 Proxy Statement.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

3.1*	Restated Articles of Incorporation, as amended and filed with the Nevada Secretary of State.

3.2 **	Amended and Restated Bylaws.

3.3***	Amendment to Bylaws.

4.9#	Form of Warrant dated March 12, 2007.

10.1##	Contract for Establishment of a Limited Liability Company (SulphCo Oil Technologies Kuwait).

10.2(1)	Agreement dated February 22, 2005, by and between SulphCo, Inc. and OIL-SC, Ltd.

10.3(2)	Letter Agreement by and between SulphCo and OIL-SC and dated as of November 9, 2005.

10.4(3)	Memorandum of Association dated November 29, 2005, by and between SulphCo, Inc. and Trans Gulf Petroleum Co., a Government of Fujairah company.

10.5(4)	SulphCo, Inc. 2006 Stock Option Plan approved by stockholders June 19, 2006.

10.6(5)	Test Agreement between SK Corporation and SulphCo, Inc. dated July 20, 2006.

10.7(6)	Amendment to Agreement of February 22, 2005 between SulphCo KorAsia, Inc. and SulphCo, Inc. dated August 18, 2006.

10.8(7)	Employment Agreement with Larry Ryan dated January 12, 2007.

10.9(8)	Amendment No. 1 to Securities Purchase Agreements and Warrants dated March 12, 2007, including form of Warrant as Exhibit “A” thereto.

10.10(9)	Form of Assignment of Promissory Note, dated April, 24, 2007.

10.11(9)	Form of Allonge to Assignment of Promissory Note, dated April 27, 2007

10.12(10)	Employment Agreement with Stanley W. Farmer dated May 17, 2007

10.13(11)	Amendment No. 2 to Securities Purchase Agreements and Warrants dated November 28, 2007, including form of Warrant as Exhibit “A” thereto.

10.14(11)	License Agreement between Industrial Sonomechanics, LLC and SulphCo, Inc. dated November 9, 2007, including form of Warrant as Schedule 4.2 thereto.

10.15(12)	Employment Agreement with M. Clay Chambers dated February 6, 2008.

10.16(13)	Modification Agreement to Convertible Notes Payable Among SulphCo, Inc. and Holders dated November 28, 2007.

10.23(14)	Severance Agreement with Brian J. Savino effective March 8, 2008.

10.24(15)	Purchase Agreement dated May 27, 2008, by and between SulphCo, Inc. and the Purchasers parties thereto.

10.25(16)	Employment Agreement with Florian J. Schattenmann dated January 9, 2009.

10.26(17)	Form of Subscription Agreement dated as of January 26, 2010 between SulphCo, Inc. and each of the investors in the offering.

14.1(18)	Code of Ethics adopted by the Board of Directors on June 12, 2008.

23.1	Consent of Hein & Associates LLP

31.1	Certification of President and CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of President and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SULPHCO, INC.

March 31, 2011	By:	/s/ Stanley W. Farmer
Stanley W. Farmer
President, Chief Financial Officer,
Treasurer and Corporate Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stanley W. Farmer	President, Chief Financial Officer,	March 31, 2011
Stanley W. Farmer	Treasurer and Corporate Secretary
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

/s/ Fred S. Zeidman	Chairman of the Board, Director	March 31, 2011
Fred S. Zeidman

/s/ Larry D. Ryan	Director	March 31, 2011
Larry D. Ryan

/s/ Robert J. Hassler	Director	March 31, 2011
Robert J. Hassler

/s/ Orri Hauksson	Director	March 31, 2011
Orri Hauksson

/s/ Robert H. C. van Maasdijk	Director	March 31, 2011
Robert H. C. van Maasdijk

/s/ Lawrence G. Schafran	Director	March 31, 2011
Lawrence G. Schafran

MANAGEMENT’S REPORT
ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the internal control over financial reporting as of December 31, 2010 has not been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report which appears on Page F-2.

March 31, 2011

/s/ Stanley W. Farmer
Stanley W. Farmer President, Chief Financial Officer, Treasurer and Corporate Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SulphCo, Inc.:

We have audited the accompanying balance sheets of SulphCo, Inc. (a company in the Development Stage) (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, cash flows and changes in stockholders’ equity (deficit) for each of the years in the three year period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009, and the results of its operations and its cash flows for the each of the years in the three year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the combination in the statements of operations, cash flows and changes in stockholders’ equity (deficit) of the amounts as presented for each of the three years in the period ending December 31, 2010, with the amounts for the corresponding statements for the period from inception (January 13, 1999) through December 31, 2006.  In our opinion, the amounts have been properly combined for the period from inception (January 13, 1999) through December 31, 2010.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and, accordingly, we do not express an opinion thereon.

/s/ Hein & Associates LLP

Houston, Texas

March 31, 2011

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS

Current Assets
Cash and cash equivalents	$329,661	$1,658,823
Prepaid expenses and other	536,382	688,008

Total current assets	866,043	2,346,831

Property and Equipment, net	157,258	263,995

Other Assets
Intangible assets, net	625,337	986,124
Other	12,600	20,600

Total other assets	637,937	1,006,724

Total assets	$1,661,238	$3,617,550

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$493,367	$552,496
Refundable deposit	550,000	550,000
Late registration penalty (including accrued interest)	419,417	389,836

Total current liabilities	1,462,784	1,492,332

Long-Term Liabilities	-	-

Total liabilities	1,462,784	1,492,332

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 150,000,000 shares authorized ($0.001 par value) 101,708,741 and 89,944,029 shares issued and outstanding, respectively	101,709	89,944
Additional paid-in capital	164,966,996	159,298,891
Deficit accumulated during the development stage	(164,870,251)	(157,263,617)
Total stockholders' equity	198,454	2,125,218
Total liabilities and stockholders' equity	$1,661,238	$3,617,550

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS
For the Years ended December 31, 2010, 2009 and 2008
and for the Period from Inception through December 31, 2010

				Inception
	2010	2009	2008	to Date

Revenue
Sales	$-	$-	$-	$42,967
Expenses
Selling, general, and administrative expenses	(5,350,405)	(7,470,131)	(16,034,049)	(80,757,678)
Research and development expenses:
Fujairah test facility	(39,008)	(317,362)	(364,904)	(23,888,913)
Other research and development	(2,181,928)	(3,352,932)	(3,688,804)	(22,377,993)
Other	-	-	-	(591,706)
Total operating expenses	(7,571,341)	(11,140,425)	(20,087,757)	(127,616,290)
Loss from operations	(7,571,341)	(11,140,425)	(20,087,757)	(127,573,323)

Other income (expense)
Interest income	1,650	44,976	138,151	1,203,341
Interest expense	(36,943)	(920,905)	(1,222,203)	(8,876,566)
Other	-	-	-	(766,868)

Net loss	(7,606,634)	(12,016,354)	(21,171,809)	(136,013,416)

Deemed dividend	-	-	(4,087,887)	(28,856,835)

Net loss attributable to common stockholders	$(7,606,634)	$(12,016,354)	$(25,259,696)	$(164,870,251)

Loss per share: basic and diluted	$(0.08)	$(0.13)	$(0.29)

Weighted average shares basic and diluted	100,870,707	89,944,029	85,870,148

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008
and for the Period from Inception to December 31, 2010
				Inception
	2010	2009	2008	To Date
Cash Flows From Operating Activities
Net loss	$(7,606,634)	$(12,016,354)	$(21,171,809)	$(136,013,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	468,892	244,664	220,401	2,121,401
Accretion of convertible notes payable discount		855,762	856,480	6,736,550
Stock-based compensation	298,851	1,306,815	5,226,632	21,316,401
Other	85,707	875	502,133	1,444,888
Changes in:
Prepaid expenses and other	159,626	92,076	(319,952)	(548,982)
Accounts payable and accrued expenses	(59,129)	(1,270,537)	127,697	493,367
Refundable deposit	-	-	-	550,000
Late registration penalty (including accrued interest)	29,581	(234,975)	(469,860)	419,417
Net cash used in operating activities	(6,623,106)	(11,021,674)	(15,028,278)	(103,480,374)
Cash Flows From Investing Activities
Purchase of property and equipment	(37,553)	(130,375)	(137,259)	(1,561,261)
Investments in joint ventures and subsidiaries	-	-	-	(361,261)
Investments in intangible assets	(49,522)	(76,932)	(182,455)	(1,296,095)
Net cash used in investing activities	(87,075)	(207,307)	(319,714)	(3,218,617)
Cash Flows from Financing Activities
Proceeds from sales of stock, net of offering costs	5,381,019	-	25,485,702	104,790,796
Proceeds from related party notes payable	-	-	-	11,000,000
Proceeds from issuance of line of credit	-	-	-	750,000
Principal payments on related party notes payable	-	-	-	(5,441,285)
Decrease in related party receivable	-	-	-	1,359,185
Principal payments on line of credit	-	-	-	(750,000)
Principal payments on convertible notes payable	-	(4,680,044)	-	(4,680,044)
Net cash provided by (used in) financing activities	5,381,019	(4,680,044)	25,485,702	107,028,652
Net change in cash and cash equivalents	(1,329,162)	(15,909,025)	10,137,710	329,661
Cash and cash equivalents: beginning of period	1,658,823	17,567,848	7,430,138	-
Cash and cash equivalents at end of period	$329,661	$1,658,823	$17,567,848	$329,661
Supplemental information

Cash paid for interest	$3,612	$124,367	$417,673	$1,513,412

Cash paid for income taxes	-	-	-	-
The Company had the following non-cash investing and financing activities:

Extinguishment of related party note payable	-	-	-	5,000,000
Extinguishment of convertible notes payable	-	-	-	4,680,044
Issuance of stock for convertible notes payable	-	-	-	319,956
Non-cash deemed dividend	-	-	4,087,887	28,856,835

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
From Inception to December 31, 2010

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
From Inception to December 31, 2010

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
From Inception to December 31, 2010

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
From Inception to December 31, 2010

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

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
From Inception to December 31, 2010

					Stock
			Additional		Subscriptions
	Common Stock		Paid-in	Accumulated	Receivable	Total
	Shares	Amount	Capital	Deficit	and Other	Equity

Balance at December 31, 2003	49,670,083	$49,671	$19,762,839	$(18,165,303)	$(1,106,950)	$540,257

Restricted stock issued for interest on notes $0.296 per share in January 2004	1,000,000	1,000	-	-	(1,000)	-

Stock issued for services at $0.85 per share in January 2004	100,000	100	84,900	-	-	85,000

Issued subscribed stock at $0.42 per share in March 2004	50,000	50	-	-	(50)	-

Private placement stock issuance at $0.90 per share in June 2004	2,978,342	2,978	2,677,530	-	-	2,680,508

Private placement stock issuance at $1.25 per share in June 2004	2,030,960	2,031	1,896,912	-	-	1,898,943

Stock options exercised at $0.55 per share in July 2004	200,000	200	109,800	-	-	110,000

Stock options exercised at $0.35 per share in July 2004	100,000	100	34,900	-	-	35,000

Stock issued for services at $2.86 per share in August 2004	45,000	45	128,655	-	(128,700)	-

Cancellation of subscribed stock at $1.50 per share in September 2004	(45,000)	(45)	(67,455)	-	67,500	-

Stock options exercised at $0.55 per share in December 2004	300,000	300	164,700	-	-	165,000

Amortization of prepaid interest	-	-	-	-	296,000	296,000

Amortization of prepaid expenses	-	-	-	-	53,625	53,625

Contribution from related party stockholder of option given to former employee to buy 100,000 shares at $0.55 per share	-	-	555,000	-	-	555,000

Related party receivable for tax withholding on exercise of stock options	-	-	-	-	(257,750)	(257,750)

Net loss	-	-	-	(4,146,453)	-	(4,146,453)

Balance at December 31, 2004	56,429,385	$56,430	$25,347,781	$(22,311,756)	$(1,077,325)	$2,015,130

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
From Inception to December 31, 2010

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
From Inception to December 31, 2010

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
From Inception to December 31, 2010

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
From Inception to December 31, 2010

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

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
From Inception to December 31, 2010

					Stock
			Additional		Subscriptions
	Common Stock		Paid-in	Accumulated	Receivable	Total
	Shares	Amount	Capital	Deficit	and Other	Equity
Balance at December 31, 2008	89,919,029	$89,919	$157,992,101	$(145,247,263)	$-	$12,834,757

Stock-Based Compensation	-	-	1,291,565	-	-	1,291,565

Stock Grant issued in Q1 2009 at $0.61 per share	25,000	25	15,225	-	-	15,250

Net loss	-	-	-	(12,016,354)	-	(12,016,354)

Balance at December 31, 2009	89,944,029	$89,944	$159,298,891	$(157,263,617)	$-	$2,125,218

Stock-Based Compensation	-	-	298,851	-	-	298,851
				-	-
Proceeds from Stock Sales (Net of Offering Costs) at $0.51 per share	11,764,712	11,765	5,369,254			5,381,019

Net loss	-	-	-	(7,606,634)	-	(7,606,634)
Balance at December 31, 2010	101,708,741	$101,709	$164,966,996	$(164,870,251)	$-	$198,454

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the Company has no revenues, has incurred substantial losses from operations and has an accumulated deficit of approximately $164.9 million.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan and raise additional funds.

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

The cost of property and equipment is depreciated over the estimated useful lives of the assets ranging from three to seven years.  Leasehold improvements are depreciated over the lesser of the terms of the lease or the estimated useful lives of the assets.  Depreciation is computed using the straight line method.  Expenditures for maintenance and repairs are expensed when incurred, while betterments are capitalized.  Gains and losses on the sale of property and equipment are reflected in the statement of operations.

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

Equity Method

Investments in joint ventures and other entities over which the Company does not have control, but does have the ability to exercise significant influence over the operating and financial policies, are carried under the equity method. The investment in Fujairah Oil Technology LLC  (“FOT”), in which the Company owns a 50% interest, has been reduced to zero at December 31, 2010 and 2009, respectively. To the extent that the Company continues to incur costs in excess of its investment in FOT, these costs will be recognized by the Company as research and development costs.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  Potentially dilutive securities include options and warrants to acquire the Company’s common stock and convertible debt.  As of December 31, 2010, 2009 and 2008, there were approximately 21.9 million, 11.0 million and 11.0 million shares issuable, respectively, in connection with these potentially dilutive securities.  These potentially dilutive securities were disregarded in the computations of diluted net loss per share for the years ended December 31, 2010, 2009 and 2008, respectively, because inclusion of such potentially dilutive securities would have been anti-dilutive.

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

During the years ended December 31, 2010, 2009 and 2008, the Company recognized non-cash general and administrative expenses for stock options and restricted stock awards of approximately $0.3 million, $1.3 million and $5.2 million, respectively.

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

New Accounting Pronouncements

Recently Adopted or Issued Accounting Standards

There are no recently adopted or issued accounting standards that, when adopted or upon adoption, are expected to have a material impact on the Company’s financial statements.

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

3.	Property and Equipment

The following is a summary of property and equipment at cost, less accumulated depreciation:

	2010	2009
Equipment	$1,038,442	$1,022,491
Computers	254,232	277,333
Office furniture	62,749	62,749
Vehicles	12,000	12,000
Leasehold improvements	97,472	94,472
	$1,464,895	$1,469,045
Less: Accumulated depreciation	(1,307,637)	(1,205,050)
Total	$157,258	$263,995

Depreciation expense was approximately $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

4.	Intangible Assets

As of December 31, 2010, the Company had eight (8) U.S. patents, one (1) U.S. patent pending, fifty-two (52) foreign patents, and forty-nine (49) foreign patents pending.  At December 31, 2010 and 2009, the Company had capitalized approximately $0.9 million and $1.2 million, respectively, in costs that were incurred in connection with filing patents and trademarks related to internally developed technology.  Accumulated amortization as of December 31, 2010 and 2009 was approximately $0.2 million and $0.2 million, respectively.  During the years ended December 31, 2010, 2009 and 2008 the Company capitalized intangible assets of approximately $0.05 million, $0.1 million, and $0.2 million, respectively and wrote-off previously capitalized costs of approximately $0.4 million in 2010 for a family of patents no longer considered useful by the Company.

Patents and trademarks are amortized using the straight-line method over their estimated period of benefit, ranging from 10 to 20 years with a weighted average of 16.5 years.  Amortization expense related to patents and trademarks for the years ended December 31, 2010, 2009, and 2008 was approximately $0.3 million, $0.1 million and $0.1 million, respectively.  Maintenance costs of approximately $0.1 million and $0.1 million were expensed throughout 2010 and 2009, respectively.

The following table reflects management’s estimate for amortization expense, using the straight-line method, for the next five years based on current capitalized amounts and estimated lives:

Years	Estimated Amortization Expense
2011	$50,000
2012	$50,000
2013	$50,000
2014	$50,000
2015	$50,000

5.	Investment in Joint Venture

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

The joint venture agreement contemplates that profits and losses will be shared on a 50/50 basis between Trans Gulf and the Company.  The Company’s 50% share of distributions made by the joint venture will also be subject to other costs and expenses incurred directly by the Company from time to time.  The Company is uncertain that it will be able to recover its investment in FOT.  Accordingly, the carrying value of the investment has been reduced to zero at December 31, 2010 and 2009, respectively.  Going forward, and to the extent that the Company continues to incur costs in excess of its investment in FOT, these costs will be recognized by the Company as research and development costs.

6.	Income Taxes

The Company has incurred net operating losses since inception.  As of December 31, 2010, the Company has net operating loss (“NOL”) carry-forwards for federal income tax purposes of approximately $78.1 million available to reduce future taxable income, which expire at various dates beginning in 2019 through 2030.  The Company also has federal research and development tax credit carry-forwards of approximately $1.2 million available to reduce future tax liabilities, which expire at various dates beginning in 2009 through 2027.

 The significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009 were as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets relative to the following:
Net operating loss carry-forwards	$26,557,561	$24,362,066
Research and development credit carry-forwards	1,220,798	1,047,242
Capitalized research and development costs	8,379,340	8,242,016
Deferred share-based compensation	1,901,115	1,901,115
Expensed receivables	122,786	170,024
Depreciable assets	-	43,763
Late registration payment and accrued interest	97,537	132,541
Other	-	38,340
Total deferred tax assets prior to offsets	$38,279,137	$35,937,107

Current portion	$220,323	$340,905
Non-current portion	38,058,814	35,596,202
	$38,279,137	$35,937,107
Liabilities
Deferred tax liabilities relative to the following:
Patent costs and other	$(276,650)	$(334,959)
Total deferred tax liabilities prior to offsets (all non- current)	$(276,650)	$(334,959)

Current portion	$220,323	$340,905
Non-current portion	37,782,164	35,261,243
Total deferred tax assets	$38,002,487	$35,602,148

Valuation allowance	$(38,002,487)	$(35,602,148)

Net deferred tax assets	$-	$-

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards. The Company has determined at this time that it is more likely than not that the Company will not recognize the benefits of its federal deferred tax asset. For the years ended December 31, 2010 and 2009, the valuation allowance was increased by approximately $2.4 million and $1.9 million, respectively.

A reconciliation of the expected income tax provision (benefit) using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2010, 2009, and 2008:

	December 31, 2010	December 31, 2009	December 31, 2008
Income tax computed at federal statutory rate	34.0%	34.0%	34.0%
Permanent differences	(2.2)%	(4.7)%	(1.7)%
Change in valuation allowance	(31.8)%	(29.3)%	(32.3)%

Provision (benefit) for income taxes	0.00%	0.00%	0.00%

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the years ended December 31, 2010, 2009 and 2008.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010, it had no accrued interest or penalties related to uncertain tax positions.

All tax years up through December 31, 2009 remain open to examination by major taxing jurisdictions to which the Company is subject.

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

As of December 31, 2010 and 2009, the Company had accrued late registration fees of approximately $0.2 million, and interest thereon of approximately $0.2 million at each year end, in conjunction with the private placements in 2004.  For the years ended December 31, 2010, 2009 and 2008, interest expense associated with accrued late fees was approximately $37,000, $38,000 and $0.1 million, respectively.

9.	Convertible Notes Payable

At December 31, 2008, the Company had outstanding convertible notes payable of approximately $4.7 million (the “Convertible Notes Payable”).  The Convertible Notes Payable were presented net of the unamortized discount related to a beneficial conversion feature present in the terms of the note.  The discount was accreted into the statement of operations as incremental interest expense using the effective interest method through July 29, 2009. Interest on the Convertible Notes Payable adjusted quarterly based on a London Inter-Bank Offering Rate (“LIBOR”) plus 0.5% per annum, with interest only payments due on December 31st of each year during the term of the Convertible Notes Payable. During the years ended December 31, 2010, 2009 and 2008, the Company recognized total interest expense of approximately zero, $0.9 million and $1.2 million, respectively.  For the years ended December 31, 2010, 2009 and 2008, total interest expense recognized by the Company included incremental interest expense associated with discount accretion of approximately zero, $0.8 million and $0.8 million, respectively.  On July 29, 2009, the Company made full cash payment of the outstanding principal balance and all accrued but unpaid interest thereon.

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

As a result of the inducements included in Amendment No. 1 described above, during the quarter ended March 31, 2007, 1,952,068 warrants held by the 2004 Warrant Holders and 2,000,000 warrants held by the 2006 Warrant Holders were exercised resulting in the grant of 3,952,068 additional warrants (the “March 2007 Warrants”).  As a result of the inducements, the Company recorded a non-cash deemed dividend of approximately $11.5 million.  The amount of the deemed dividend was estimated to be equal to the sum of the fair value of the inducements as the sum of (1) the incremental fair value conveyed to the 2006 Warrant Holders by the reduction of the exercise price of the 2006 Warrants determined as provided in the Stock Compensation Topic of the FASB Accounting Standards Codification utilizing the Black-Scholes Valuation Model and (2) the fair value of the 3,952,068 March 2007 Warrants estimated using the Black-Scholes Valuation Model.

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

Given the preferential nature of the modifications to these stock purchase warrants, the Company concluded that it should present the non-cash deemed dividend amount as an adjustment to net loss to arrive at net loss available to common shareholders and similarly adjust earnings per share.  For the years ended December 31, 2010, 2009 and 2008, the Company recognized non-cash deemed dividends of approximately zero, zero, and $4.1 million, respectively.

11. Commitments and Contingencies

Commitments under Operating Leases

In May 2007, the Company entered into an operating lease agreement for office space in Houston, Texas having a term of 60 months.  In October 2009 the Company amended the original lease agreement, acquiring additional warehouse and office space.  The lease for these spaces will expire mid-year 2013.

Following is a schedule of approximate future minimum lease payments required under non-cancelable operating lease agreements:

2011	$240,000
2012	240,000
2013	120,000
Thereafter	-
Total future minimum lease payments	$600,000

The Company recognized approximately $0.3 million, $0.2 million, and $0.1 million for net rent expense in 2010, 2009, and 2008, respectively.

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

The following paragraphs set forth the status of litigation and other contingencies as of December 31, 2010.

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

NYSE Amex LLC Listing Standards Deficiency

On June 30, 2010, we were notified of our failure to comply with the NYSE Amex LLC’s (the “Exchange”) continued listing standards under section 1003 of the Company Guide.  Specifically, the Exchange noted our failure to comply with section 1003(a) (iii) of the Exchange’s Company Guide because our stockholders' equity was less than $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years. The notice was based on a review by the Exchange of our publicly available information, including the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2010, at which time the Company’s stockholders’ equity was approximately $5.3 million.   As of June 30, 2010, the Company's stockholders’ equity was approximately $3.3 million resulting in our failure to comply with Section 1003(a)(ii) of the Company Guide because our stockholders’ equity was less than $4,000,000 and we had losses from continuing operations and net losses in three of our four most recent fiscal years.  As of September 30, 2010, the Company's stockholders’ equity was approximately $1.7 million resulting in our failure to comply with Section 1003(a)(i) of the Company Guide because our stockholders’ equity was less than $2,000,000 and we had losses from continuing operations and net losses in two of our three most recent fiscal years.  During the week ended July 30, 2010, we submitted to the Exchange a plan outlining our efforts to regain compliance with the Exchange's continued listing requirements.  The plan consisted of several elements, but primarily focused on the sales of our products and services and raising additional equity capital.  On September 20, 2010, the Company received notice from the Exchange indicating that the Exchange had accepted the Company’s plan of compliance.  In accepting the Company’s plan, the Exchange granted the Company an extension until December 30, 2011 for the continued listing of the Company’s common stock and for the Company to regain compliance with the Exchange’s continued listing standards, subject to quarterly progress review by the Exchange.  At the request of the Exchange, on December 28, 2010 and February 9, 2011, the Company submitted updates of the plan initially submitted to the Exchange in July 2010.  If (i) our plan is not accepted, (ii) we do not make progress toward compliance consistent with the plan, or (iii) we are not in compliance at the end of the plan period, then our shares of common stock may be subject to delisting proceedings by the Exchange.  If the Exchange delists our common stock, we anticipate that our common stock would be quoted on the OTC Bulletin Board or possibly the so-called "pink sheets." Even if our common stock is quoted on such systems, a delisting by the Exchange could harm our investors by reducing the liquidity and market price of our common stock. Additionally, a delisting could negatively affect us by reducing the number of investors willing to hold or acquire our common stock, which could negatively affect our ability to access public capital markets.  If the Company is not listed on a national exchange and/or if our public float remains below $75 million, it will be limited in its ability to file new shelf registration statements on Form S-3 and/or to fully use one or more registration statements on Form S-3 that have been filed with the Securities and Exchange Commission.  Any such limitations may have a material adverse effect on the Company’s ability to raise the capital needed to continue its operations.

12. Common Stock

Other than stock based compensation disclosed in Note 13 and related party transactions disclosed in Note 15, the Company had the following transactions related to its common stock during the years ended December 31, 2010, 2009, and 2008:

Year Ended December 31, 2010

In January 2010, the Company completed the sale of 11,764,712 equity units at a price of $0.51 per unit pursuant to the terms of a Placement Agency Agreement dated January 25, 2010, resulting in gross proceeds to the Company of approximately $6.0 million before transaction costs. Each equity unit consists of (i) one share of common stock, (ii) a 2-year warrant to purchase one half of a share of common stock at an exercise price of $0.70, and (iii) a 5-year warrant to purchase one half share of a share of common stock at an exercise price of $1.00.  The shares of common stock and shares of common stock issuable upon the exercise of the warrants that comprise the equity units are registered on a shelf registration statement on Form S-3 declared effective by the SEC on September 4, 2007.  Net proceeds to the Company from this transaction were approximately $5.4 million.

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

Warrants Outstanding at December 31, 2010

As of December 31, 2010, we had warrants outstanding for 15,988,480 shares of our common stock, at the exercise prices and expiration dates, set forth below. Warrants entitle the holder to purchase shares of our common stock, as applicable, at the specified exercise price at any time prior to the expiration date.

Number of Shares	Exercise price	Expiration date
1,976,570	$7.00	February 13, 2011
1,953,088	$7.00	August 7, 2011
6,176,470	$0.70	January 29, 2012
5,882,352	$1.00	January 29, 2015

13.	Stock Plans and Share-Based Compensation

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

For the years ended December 31, 2010, 2009 and 2008, the Company used the following information to value option grants:

	2010	2009	2008
Expected Volatility	122% - 124%	126%-143%	93% - 151%
Expected Dividend Yield	-	-	-
Expected Term (in years)	5.0 – 6.0	5.0 – 6.5	1.5 - 9.5
Risk Free Rate	1.5%-2.4%	1.5%-2.8%	1.6% - 3.6%

Stock Option Plans

We maintain the 2006 Stock Option Plan (the “2006 Plan”) and the 2008 Omnibus Long-Term Incentive Plan (the “2008 Plan”), which are collectively referred to as the “Stock Plans.”  Under our Stock Plans, incentive and nonqualified stock options are granted to eligible participants. The exercise price of options granted pursuant to the Stock Plans shall be at least 100 percent of the fair value of the Company’s common stock on the date of grant. Options are generally granted for a term of 10 years and become exercisable at such times as determined by the Compensation Committee. Certain stock options provide for accelerated vesting if there is a change in control. As of December 31 2010, approximately 3.3 million shares are available for future grants of awards under the Stock Plans.

The following table summarizes the activity for our options for the 12 months ended December 31, 2010:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2009	4,469,885	2.77
Options granted	2,625,000	0.39
Options exercised	-	-
Options forfeited	(1,258,500)	0.64
Options outstanding, December 31, 2010	5,836,385	2.15

Options exercisable and vested	4,468,219	2.65

Options outstanding at December 31, 2010, had a weighted average remaining contractual life of approximately 7.8 years and are out-of-the money with no intrinsic value.  Options exercisable at December 31, 2010, had a weighted average remaining contractual life of approximately 7.4 years and are out-of-the money with no intrinsic value.  The weighted average grant date fair value of stock options granted in 2010, 2009 and 2008 was $0.33, $0.77, and $2.97, respectively.

Of the 2,625,000 stock options granted to the Company’s directors, officers and employees during 2010, 1,150,000 were performance-based stock options granted to the Company’s directors and executive officers.  The performance-based stock options have an exercise price of $0.37 with a grant date fair value of approximately $360,000, a term of ten years from the grant date and vest on a graduated basis over a 12 month period subject to the achievement of certain commercial milestones. If the commercial milestones are not achieved within the graduated vesting periods, these performance-based stock options will be forfeited. The Company assesses the probability of the achievement of the commercial milestones at the end of each reporting period. If the Company determines that achievement of the commercial milestones before the end of a vesting period is probable, it records the fair value of the awards over the remaining vesting period.  If the Company’s assessment of the probability regarding achievement of the commercial milestones changes, future accruals of stock-based compensation expense will be adjusted and a cumulative catch-up adjustment will be recorded in that reporting period. As of December 31, 2010, the Company has not recorded any stock-based compensation expense related to these performance-based stock options granted during the year ended December 31, 2010.

Other Options

In addition to options available for issuance under the Stock Plans, the Company has previously granted other options and warrants (the “Other Options”) to non-employees and consultants. At December 31, 2010 there were 50,000 Other Options, granted in 2008, that are outstanding, exercisable, and vested.The weighted average grant date fair value of Other Options granted in 2008 was $2.22 per share.

Summary Option Information

The following table summarizes information about all stock options outstanding as December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
$0.01 - $0.99	2,867,041	8.9	$0.61	1,560,541	8.4	$0.77
$1.00 - $1.99	72,000	8.0	$1.31	72,000	8.0	$1.31
$2.00 - $2.99	447,452	5.7	$2.64	385,786	5.4	$2.63
$3.00 - $3.99	2,179,368	6.7	$3.69	2,129,368	6.7	$3.71
$4.00 - $4.99	200,000	7.0	$4.96	200,000	7.0	$4.96
$5.00 - $5.99	120,524	6.7	$5.49	120,524	6.7	$5.49

	5,886,385			4,468,219

The weighted average grant date fair value of stock options granted in 2010, 2009 and 2008 was $0.33 per share, $0.77 per share and $2.97 per share, respectively. The total intrinsic value of options and warrants exercised during the years ended December 31, 2010, 2009 and 2008 was approximately zero, zero, and zero, respectively.  Cash received from all option and warrant exercises under all share-based payment arrangements for the years ended December 31, 2010, 2009 and 2008 was approximately zero, zero, and zero, respectively.  There were no tax benefits realized for tax deductions resulting from option and warrant exercises of share-based payment arrangements for the years ended December 31, 2010, 2009 or 2008.

As of December 31, 2010, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested options.  That cost is expected to be recognized on a straight line basis over the weighted average vesting period of approximately 0.6 years.

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

Total Share Based Compensation

During the years ended December 31, 2010, 2009 and 2008, the Company recognized total share-based compensation (for grants of stock options, warrants and restricted stock) of approximately $0.3 million, $1.3 million and $5.2 million, respectively.

14.	Employee Benefit Plans

During the year ended December 31, 2007, the Company adopted a qualified defined contribution retirement plan (the “401(k) Plan”) for full-time employees.  The 401(k) Plan provides participants the opportunity to make contributions ranging from 1 percent to 15 percent of their covered salaries or wages.  The Company makes an annual minimum contribution to the 401(k) Plan equal to 3 percent of the covered participant’s salaries and wages. During the years ended December 31, 2010, 2009 and 2008, the Company made or accrued minimum contributions to the 401(k) plan of approximately $0.1 million, $0.1 million and $0.1 million, respectively.  In addition to the annual minimum contribution the Company can make a discretionary contribution.  During the years ended December 31, 2010, 2009 and 2008, no such discretionary contributions were made.

15.	Related Party Transactions

Other than share-based compensation as detailed in Note 13, the following discussion sets forth related party transactions occurring during the years ended December 31, 2010, 2009, and 2008.

During the year ended December 31, 2010, the Company did not have any related party transactions.

During the years ended December 31, 2009 and 2008, the Company made payments totaling approximately $0.9 million, and $1.1 million, respectively, to Märkisches Werk Halver, GmbH (“MWH”) in connection with ongoing probe development activities under an existing agreement.  Under the terms of the agreement, MWH will continue to develop and manufacture high-volume, high-power ultrasound systems for use in SulphCo’s Sonocracking process (the “Equipment”) through June 2013. MWH will sell Equipment exclusively to the Company and the Company will purchase a minimum of 60% of its annual Equipment requirements from MWH.  The Company may purchase a lesser percentage of Equipment from MWH if the Company can either purchase comparable equipment at a price that is 25% less than the price charged by MWH or MWH does not manufacture the Equipment within the Company’s quality control specifications. In addition to the fees that MWH will receive for its probe development and manufacturing activities, MWH also received an option to purchase 50,000 shares of SulphCo common stock.  Edward E. Urquhart, the Chief Executive Officer of MWH from July 2003 through May 2009, was a member of the Company’s Board of Directors from August 2006 to April 2009.

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

 During the years ended December 31, 2009 and 2008, the Company paid approximately $0.2 million and $6,000, respectively, in principal and interest expense to Edward G. Rosenblum, a member of the Company’s Board of Directors, in connection with approximately $166,000 principal balance of the Company’s Convertible Notes Payable, held by Mr. Rosenblum.  Mr. Rosenblum acquired his interest in the Company’s Convertible Notes Payable prior to joining our Board of Directors in August 2007. Mr. Rosenblum was a member of the Company’s Board of Directors from August 2007 to October 2009.

Total related party expenses were approximately $1.2 million and $1.3 million in 2009 and 2008, respectively.  Total related party cash payments were approximately $1.2 million and $1.3 million in 2009 and 2008, respectively.

16.	Subsequent Events

On February 4, 2011, the Company completed the sale of 13,333,334 equity units at a price of $0.15 per unit for aggregate gross proceeds to the Company of approximately $2.0 million.  Each equity unit consists of (i) one share of common stock, (ii) a warrant to purchase approximately 0.45 shares of SulphCo common stock at a price of $0.20 with a term of five years and (iii) a warrant to purchase approximately 0.24 shares of SulphCo common stock at a price $0.20 with a term of 66 months but not exercisable until 181 days after the closing date of the transaction.  In addition, the Company agreed to amend and re-issue warrants to purchase 2,745,098 shares of SulphCo common stock currently held by one of the investors. The re-issued warrants – equal in number to the original warrants – will allow the holder to purchase shares of SulphCo common stock at a price of $0.20 per share with a term of 54 months. The re-issued warrants are not exercisable until 181 days after the closing date of the transaction.  The shares of common stock and shares of common stock issuable upon the exercise of the warrants that comprise the equity units and the re-issued warrant are registered on a shelf registration statement on Form S-3 declared effective by the SEC on October 20, 2010.  Net proceeds to the Company from this transaction were approximately $1.85 million.

17.	Quarterly Financial Information (Unaudited)

Summarized unaudited quarterly financial information for the years ended December 31, 2010, 2009 and 2008 is noted below (in thousands, except for per share amounts):

	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2010

Net revenues	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Net (loss)	$(2,367)	$(2,118)	$(1,547)	$(1,575)

Net (loss) per share – basic and diluted (a)	$(0.02)	$(0.02)	$(0.02)	$(0.02)

	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2009

Net revenues	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Net (loss)	$(4,589)	$(2,704)	$(2,584)	$(2,139)

Net (loss) per share – basic and diluted (a)	$(0.05)	$(0.03)	$(0.03)	$(0.02)

	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2008

Net revenues	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Net (loss)	$(6,874)	$(8,973)	$(4,866)	$(4,547)

Net (loss) per share – basic and diluted (a)	$(0.09)	$(0.11)	$(0.05)	$(0.05)

(a) The sum of the individual quarterly earnings (loss) per share may not agree with year-to-date earnings (loss) per share as each quarterly computation is based on the income or loss for that quarter and the weighted average number of common shares outstanding during that period.