Form 10-K/A
period 2010-12-31
SULPHCO INC
filed 2011-04-28
CIK 1096560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended December 31, 2010 on March 31, 2011 (the “Original Report”).  We are filing Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) solely to disclose Part III Information which was incorporated by reference into the Original Report.  No other changes to the Original Report are included in Amendment No. 1 other than to disclose the Part III Information.

We have made no attempt in Amendment No. 1 to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph.  Also, Amendment No. 1 does not reflect events occurring after the filing of the Original Report.  Accordingly, Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

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

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

Executive Officers
For information relating to our executive officers, please see “Business—Executive Officers” in Item 1 of this Form 10-K.

Directors

Our directors, their ages as of March 31, 2011, and the dates of their initial election or appointment as director are as follows:

Name	Age	Position With the Company	Served From

Fred S. Zeidman	65	Chairman of the Board Director	April 2009 August 2008

Dr. Larry D. Ryan	39	Director	February 2007

Robert H. C. van Maasdijk	66	Director	April 2005

Lawrence G. Schafran	72	Director	December 2006

Robert J. Hassler	59	Director	April 2009

Orri Hauksson	40	Director	April 2009

Fred S. Zeidman, Chairman of the Board since April 2009 and a director since August 2008, has held leadership positions in a number of energy related companies.  Since December 2009, Mr. Zeidman has been a Principal at the turnaround and restructuring firm XRoads Solutions Group and a member of the board of directors for Hyperdynamics Corporation.  Since November 2009, Mr. Zeidman has served as a member of the board of directors for MegaWest Energy Corp. Since March 2009, Mr. Zeidman has been a Senior Director for Governmental Affairs at Ogilvy Government Relations in Washington D.C.   In March 2008, Mr. Zeidman was appointed the Interim President of Nova Biosource Fuels, Inc. (“Nova”), a publicly traded biodiesel technology company, and has served as a Nova director since June 2007.  On March 30, 2009, Nova announced that it and certain of its subsidiaries had filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.  From August 2009 through November 2009, Mr. Zeidman was the Chief Restructuring Officer for Transmeridian Exploration, Inc.  Mr. Zeidman has been Bankruptcy Trustee of AremisSoft Corp since 2004.  Mr. Zeidman served as Vice Chairman of Corporate Strategies, Inc. from July 2004 to December 2009 and has served as Vice Chairman of the University of Texas Health Science System since October 2008.  Mr. Zeidman has served as Chairman of the United States Holocaust Memorial Council since March 2002.  Mr. Zeidman was on the board of Compact Power, Inc., an energy storage systems company from November 2007 to November 2009.  Mr. Zeidman has served on the board of Prosperity Bank for 26 years.  He also served as CEO, President and Chairman of the Board of Seitel Inc., an oil field services company, from June 2002 to February 2007.  Mr. Zeidman served as a Managing Director of the law firm Greenberg Traurig, LLP from July 2003 to December 2008.  Mr. Zeidman holds a Bachelor’s degree from Washington University in St. Louis and a Masters in Business Administration degree from New York University.

Dr. Larry D. Ryan, a director since February 2007, has served as a Business Leader for Halliburton Company since January 2011. From January 2007 to January 2011, Dr. Ryan served as the Company’s Chief Executive Officer.  Prior to January 2007, Dr. Ryan was a senior executive in General Electric’s Advanced Materials Division, where he spent 9 years in technical and business leadership roles, most recently as the Business Manager for the Elastomers and RTV unit. Prior to his role as Business Manager, Dr. Ryan served as Technology Director for GE-Bayer Silicones and Global Technology Leader for the Elastomers and RTV division of GE Advanced Materials in Leverkusen, Germany. He is a graduate of the prestigious General Electric Edison Engineering Development Program, a technical leadership program focused on process engineering projects and product quality improvements and has extensive experience in the Six Sigma business process methodology. Dr. Ryan has a Ph.D. in Chemical Engineering from the University of Delaware.

Robert H. C. van Maasdijk, a director since April 2005, served as Chairman of Mulier Capital, an investment bank, from December 2005 to August 2009. During 2006, he sold Attica Alternative Investment Fund, Ltd., a private investment fund, of which he was Chairman and CEO and had headed since 1999. For the previous 16 years, he served as Managing Director and CEO of Lombard Odier Investment Portfolio Management Ltd. Over his 36-year career, he has held executive, portfolio management and research positions with Ivory & Sime, Edinburgh; Banque Lambert, Brussels; Pierson Heldring Pierson, Amsterdam; and with Burham and Company, New York.  In 2008, a default verdict was entered against Mr. van Maasdijk in an involuntary bankruptcy proceeding arising from a commercial dispute, which was initiated against him in the United Kingdom.  Mr. van Maasdijk has entered into an individual voluntary arrangement with his creditors and filed an application with the Winchester County Court (the “Court”) to formally annul the bankruptcy.  Mr. van Maasdijk’s application was heard by the Court on April 6, 2009 at which time the Court annulled the bankruptcy.

Lawrence G. Schafran, a director and Audit Committee Chairman since December 2006, has extensive experience in the financial markets, complex litigation and corporate governance, and is a member of the Board of Directors of other U. S. publicly-traded companies.  Mr. Schafran currently is a Managing Director of Providence Capital, Inc., a private New York City based activist investment firm, specializing in small-cap mining and oil/gas exploration firms. He has held this position since July 2003.  From 1999 through 2002, Mr. Schafran served as Trustee, Chairman/Interim-CEO/President and Co- Liquidating Trustee of the Special Liquidating Trust of Banyan Strategic Realty Trust. He also serves as a director of SecureAlert, Inc., National Patent Development Corp. and Subaye, Inc.  Mr. Schafran received a Bachelor of Arts Degree in Finance and a Masters Degree in Business Administration from the University of Wisconsin.

Robert J. Hassler, a director since April 2009, has a broad knowledge of the petroleum industry, with extensive experience in operations, planning and project management.   His career encompassed 33 years with ConocoPhillips in technical and senior management roles in refining and marketing, as well as exploration and production.   In 2004, he became President of ConocoPhillips’ East/Gulf Coast US Refining and, in 2006, President of ConocoPhillips’ European Refining and Marketing. Mr. Hassler retired in 2008.   He holds a Bachelor of Science degree in Chemical Engineering from the University of Nebraska and a Masters in Management from MIT.

           Orri Hauksson, a director since April 2009, has extensive experience in a wide range of industries.  During his career, he has held various business development, management and board positions.  He was responsible for launching new shipping routes for the North European shipping company Eimskip, was the Icelandic Prime Minister’s Political Adviser, oversaw venture capital investments at Argnor Wireless Ventures in Stockholm and was a sales manager for U.S. software company Maskina.  During 2003-2007, he was a Vice President responsible for R&D, business development and M&A at Síminn, Iceland’s incumbent telecommunications operator.  He was a board member of Straumur, a publicly listed investment bank with operations throughout Scandinavia, sat on the board of the shipping and storing company Eimskip and on the board of the Finnish telecommunications company Elisa.  Apart from SulphCo, he currently is a board member of Scandanavian Biogas in Sweden and Indian Motorcycle Company in North Carolina.  Mr. Hauksson serves as investment manager at Novator Partners and holds an MBA from Harvard Business School and a Mechanical Engineering degree from the University of Iceland.

Family Relationships – None.

Involvement in Certain Legal Proceedings

To the best of the information available to the Company and except to the extent otherwise indicated above, none of the Company’s Directors or executive officers of the Company have been involved in any of the legal proceedings and events described in Item 401(f) of Regulation S-K that are material to an evaluation of the ability or integrity of any of the Company’s Directors, or person nominated to become a Director or executive officer of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, officers and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the fiscal year ended December 31, 2010, the officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis.

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

Nominating Procedures for the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 11.   Executive Compensation.

Compensation Discussion and Analysis

The following discussion and analysis explains the Company’s compensation program as it applies to the named executive officers who served in 2010. This discussion and analysis should be read in conjunction with the Summary Compensation Table, its accompanying footnotes and the additional tabular and narrative disclosures that follow the Summary Compensation Table.

What are the objectives of SulphCo’s compensation program?

The Compensation Committee has designed our compensation program for named executive officers in order to meet the following objectives:

•	provide a strong incentive to our named executive officers to achieve their potential and our business goals;

•	make prudent use of our resources; and

•	align the interests of our named executive officers with the interests of our stockholders.

What are the elements of SulphCo’s compensation program and what is SulphCo’s purpose in paying each such element of compensation?

Our compensation program consists of base salary, annual cash incentive awards and long-term incentive awards (e.g., equity based awards). Perquisites are not a material element of our compensation program.  We believe the combination of elements that comprise our compensation program provides a competitive and reasonable pay package that attracts the talent that we need, motivates that talent to achieve our goals, reinforces expectations of leadership and aligns our executives’ interests with our stockholders’ interests.

Base Salary. Base salary is paid in cash commensurate with the responsibilities of each individual’s position.  We believe our base salaries attract and retain executives with the qualifications we need for leading and growing our business. The Compensation Committee annually reviews base salaries and approves adjustments based on the following factors:

•	sustained job performance;

•	annual Company performance; and

•	relevant individual knowledge and skill

Annual Cash Incentive Awards.  Annual cash incentive awards include discretionary cash bonuses.  The purpose of our annual cash incentive awards is to encourage superior performance from our executives that is consistent with the achievement of our goals. The Compensation Committee considers the individual’s experience and performance and approves awards based on the following factors:

•	annual job performance;

•	annual Company performance; and

•	relevant individual knowledge and skill

Long-Term Incentive Awards. Long-term incentive awards include equity based awards.  Equity based awards are granted pursuant to the SulphCo, Inc. 2006 Stock Option Plan (the “2006 Plan”) and the SulphCo, Inc. 2008 Omnibus Long-Term Incentive Plan (“2008 LTIP”).  Our long-term incentive awards are designed to retain executives who demonstrate the qualifications we need and to provide continued motivation and incentive to achieve our goals. We believe that awarding equity incentive compensation aligns our executives’ interests with those of our stockholders.

In addition to these compensation elements, we also offer the named executive officers the opportunity to participate in the Company’s benefit plans that are generally available to all Company employees, including, but not limited to, 401(k) plan and a medical insurance plan.

How does SulphCo determine the amount for each element of compensation paid?

As a development stage company with a limited number of employees and limited resources, compensation of named executive officers is determined on a case-by-case basis, depending on a variety of factors, including Company performance, individual performance, current and potential impact on corporate performance, reputation, skills and experience. We do not utilize a definite formula to determine the amount of each element of compensation paid.

How does each compensation element, and SulphCo’s decision regarding that element, fit into SulphCo’s overall compensation objectives and affect decisions regarding other elements?

Base salaries, annual cash incentives and long-term incentives are determined on a case-by-case basis and are important elements of the total compensation package designed to attract and retain the talent we need in order to achieve our business goals, which include successful development and commercialization of our products and services. In addition, the equity element of long-term incentive awards furthers our goal of aligning the interests of our executive officers with the interests of our stockholders.

Awards of long-term incentive awards such as stock options can promote retention if their value increases, and they create stockholder alignment because their value increases as our stock price increases.

What is the basis for selecting particular events as triggering payment in connection with termination or change-in-control?

We provide for payments and benefits if a named executive officer is terminated without cause or resigns for good reason in connection with a change-in-control as described below under “Potential Payments upon Termination or Change-in-Control.” In addition, in our executive employment agreements, we provide for payments and other benefits if a named executive officer’s employment is involuntarily terminated as a result of something other than death, disability, cause or a change-in-control. See “Potential Payments upon Termination or Change-in-Control.”  These payment provisions, including the respective amounts, were determined on a case-by-case basis and were necessary to attract the named executive officers to accept the types of risks attendant with joining the Company in its current developmental stage.

Does the accounting and tax treatment of a particular form of compensation impact the form and design of awards?

The Compensation Committee considers tax and accounting treatment of various compensation alternatives, including the potential tax deductibility of proposed compensation arrangements. However, these are not typically driving factors. The Compensation Committee may approve non-deductible compensation arrangements if it believes that such arrangements are in the best interests of the Company and its stockholders. As part of its analysis, the Compensation Committee may take into account a variety of factors, including our ability to utilize the deduction based on projected taxable income.  During 2010, no compensation decisions were impacted by tax and/or accounting treatment.

What are SulphCo’s equity or other security ownership requirements or guidelines? Does SulphCo have any policies regarding hedging the economic risk of such ownership?

At the present time, the Board has not adopted stock ownership guidelines for our directors and executive officers. However, the Board may elect to do so in the future.

Because short-range speculation in our securities based on fluctuations in the market may cause conflicts of interests with our stockholders, our Insider Trading Policy prohibits trading in options, warrants, puts and calls related to our securities and it also prohibits selling our securities short or holding our securities in margin accounts.

What is the role of SulphCo’s executive officers in the compensation process?

Our Chief Executive Officer has access to the internal compensation information. Using that information, our Chief Executive Officer makes recommendations to the Compensation Committee regarding the compensation of our other named executive officers. Taking these recommendations into account, the Compensation Committee independently reviews the data and makes its own determinations, subject to the approval of the Board.

Does SulphCo have any program, plan or practice to time option grants to its executives in coordination with the release of material non-public information?

We do not have any program, plan or practice to time grants of stock options to our executives in coordination with the release of material non-public information and we do not set grant dates of stock options to new executives in coordination with the release of such information.  Our executive officers do not have any role in establishing the timing of grants of stock options.  We have not timed, and do not intend to time, our release of material non-public information for the purpose of affecting the value of executive compensation.

Analysis

During the early part of each fiscal year, the Company’s Compensation Committee of the Board of Directors establishes a set of mutually agreed upon individual goals and objectives with each of its named executive officers.  Notwithstanding this, the Company’s Compensation Committee established that incentive compensation for 2010 would be determined solely with respect to the Company’s goal of commercialization of its technology and revenue generation and individual goals for the named executive offices would not be considered.  The Company’s Compensation Committee recommended and the Company’s full Board of Directors unanimously approved the following incentive compensation for the Company’s named executive officers for 2010, subject to the milestones noted:

Name	Title	Bonus for 2010
Larry D. Ryan	CEO	Option for 300,000 shares and $75,000
Florian J. Schattenmann	CTO	Option for 200,000 shares and $60,000
Stanley W. Farmer	CFO	Option for 150,000 shares and $50,000
M. Clay Chambers	COO	Option for 100,000 shares and $30,000

1.           50% of the cash bonus shall be payable and 50% of the option shares shall vest on such date that the Company executes commercial contracts with a cumulative net present value of at least $1,000,000.  These options shall expire six (6) months from the date of issuance.

2.           An additional 25% of the cash bonus shall be payable and an additional 25% of the option shares shall vest on such date that the Company executes commercial contracts with a cumulative net present value of at least $2,000,000.  These options shall expire nine (9) months from the date of issuance.

3.           The final 25% of the cash bonus shall be payable and the remaining 25% of the unvested option shares shall vest on such date that the Company executes commercial contracts with a cumulative net present value of $7,000,000.  These options shall expire twelve (12) months from the date of issuance.

The exercise price of the options was established as the closing price of the Company’s common stock on March 10, 2010.  The net present value shall be determined by adding to the upfront cash payment (after deduction of special costs associated with the contract) royalties for a five (5) year period, net of costs.  All of the royalties shall be discounted back to the present rate at 3%.

Since none of the performance milestones established for 2010 were achieved, no incentive awards were earned by or awarded to any of the Company’s named executive officers in 2010.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K. This report is provided by the following directors, who comprise the Compensation Committee:

April 27, 2011	Robert H.C. van Maasdijk (Chair)
Fred S. Zeidman
Robert J. Hassler
Orri Hauksson

Summary Compensation Table

The following table sets forth the annual compensation earned during 2010, 2009 and 2008 (as applicable) by our principal executive officer, our principal financial officer and all other executive officers of the Company for 2010.  These persons are referred to collectively as the “named executive officers.”

					All
				Option	Other
Name and		Salary	Bonus	Awards(5)	Compensation(6)	Total
Principal Position	Year	( $ )	( $ )	( $ )	( $ )	( $ )
Stanley W. Farmer (1)	2010	250,000	-	135,468	7,350	392,818
President, Chief	2009	250,000	-	9,010	7,350	266,360
Financial Officer, Treasurer and Corporate Secretary	2008	250,000	56,250	71,655	6,900	384,805

M. Clay Chambers (2)	2010	250,000	-	93,256	7,350	350,606
Chief Operating Officer	2009	250,000	-	18,021	7,350	275,371
	2008	226,442	80,000	425,779	25,668	757,889

Dr. Larry D. Ryan (3)	2010	300,000	-	200,394	7,350	507,744
Chief Executive Officer	2009	300,000	-	77,706	7,350	385,056
	2008	300,000	75,000	-	6,900	381,900

Dr. Florian J. Schattenmann (4)	2010	219,176	-	151,173	6,575	376,924
Vice President and	2009	225,000	-	-	7,350	232,350
Chief Technology Officer	2008	93,750	85,000	374,482	14,076	567,308

(1)	Mr. Farmer has been the Company’s President since December 2010, Chief Financial Officer since June 2007 and Treasurer and Corporate Secretary since March 2009.
(2)	Mr. Chambers has been the Company’s Chief Operating Officer since February 2008.
(3)	Dr. Ryan resigned as the Company’s Chief Executive Officer on January 11, 2011.
(4)	Dr. Schattenmann resigned as the Company’s Vice President and Chief Technology Officer on November 30, 2010.
(5)
The rule changes adopted by the SEC in December 2009 changed the way compensation related to stock options is reported in the Summary Compensation Table. Stock option awards must now be reflected in the year awarded based on their full aggregate grant date fair value computed in accordance with FASB Accounting Standards Codification Topic 718, rather than based on the expense attributable to them in the applicable fiscal year. This new manner of disclosure applies to all disclosures made after December 20, 2009, and is required for awards made in prior years.  As such, prior year amounts have been restated to reflect the full aggregate fair value of stock options awarded in that period.  The methodology used to estimate the fair value of each stock award is further discussed in the 2010 Annual Report on Form 10-K filed by the Company on March 31, 2011, under the headings Stock Plans and Share-Based Compensation (Note 13).

(6)
The 2008 amount for Mr. Chambers includes $18,768 for consulting fees prior to his employment with the Company.  The 2008 amount for Dr. Schattenmann includes $9,188 for relocation expenses and related taxes. All other amounts shown relate to matching contributions to the SulphCo 401(k) Profit Sharing Plan.

Grants of Plan Based Awards in 2010

The following table sets forth certain information regarding 2010 grants pursuant to the 2008 LTIP that were made to the named executive officers listed in the previous table.

Name	Grant Date	Estimated Future Payments Under Equity Incentive Plan Awards: Target	All Other Option Awards: # of Securities Underlying Options(1)	Exercise Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Dr. Larry D. Ryan(2)	3/10/10	-	300,000	$0.37	$95,070
	9/15/10	-	300,000	$0.41	$105,324

Stanley W. Farmer	3/10/10	-	150,000	$0.37	$47,535
	9/15/10	-	250,000	$0.41	$87,933

M. Clay Chambers	3/10/10	-	100,000	$0.37	$31,690
	9/15/10	-	175,000	$0.41	$61,566

Dr. Florian J. Schattenmann(3)	3/10/10	-	200,000	$0.37	$63,380
	9/15/10	-	250,000	$0.41	$87,793

(1)
The option grants awarded to Dr. Ryan, Mr. Farmer, Mr. Chambers and Dr. Schattenmann on March 10, 2010 were subject to the performance vesting schedule described in the Compensation Discussion and Analysis.  The option grants awarded to Dr. Ryan, Mr. Farmer, Mr. Chambers and Dr. Schattenmann on September 15, 2010 were discretionary grants awarded by the Board in recognition of their individual efforts through that date.  Of the shares subject to the September 15, 2010 grant, approximately 30% vest on January 14, 2011 and the remaining 70% vest on December 30, 2011.

(2)	Dr. Ryan resigned as the Company’s Chief Executive Officer on January 11, 2011.
(3)	Dr. Schattenmann resigned as the Company’s Vice President and Chief Technology Officer on November 30, 2010.

Other than the option grants included in the table above, there were no other plan based awards made by the Company to the named executive officers during 2010.

Outstanding Equity Awards at December 31, 2010

The following table sets forth information on options that were outstanding as of December 31, 2010 for our named executive officers.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Exercise Price of Option Awards	Option Expiration Date
Dr. Larry D. Ryan(2)	1/12/07	150,000	-	$3.54	1/12/17
	4/4/07	50,000	-	$3.86	4/4/17
	12/21/07	150,000	-	$4.96	12/21/17
	3/17/09	100,000	-	$0.91	3/17/19
	3/10/10	-	75,000	$0.37	3/10/20
	9/15/10	-	125,000	$0.41	9/15/20
	9/15/10	-	175,000	$0.41	9/15/20

Stanley W. Farmer	6/11/07	150,000	-	$3.66	6/11/17
	12/21/07	50,000	-	$4.96	12/21/17
	6/18/08	25,000	-	$3.28	6/18/18
	3/11/09	15,000	-	$0.70	3/11/19
	3/10/10	-	37,500	$0.37	3/10/20
	9/15/10	-	75,000	$0.41	9/15/20
	9/15/10	-	175,000	$0.41	9/15/20

M. Clay Chambers	2/6/08	100,000	50,000	$3.09	2/6/18
	3/11/09	30,000	-	$0.70	3/11/19
	3/10/10	-	25,000	$0.37	3/10/20
	9/15/10	-	50,000	$0.41	9/15/20
	9/15/10	-	125,000	$0.41	9/15/20

Dr. Florian J. Schattenmann(3)	8/4/08	83,334	-	$2.80	8/4/18
	12/3/08	50,000	-	$1.23	12/3/18

(1)
The option grants awarded to Dr. Ryan, Mr. Farmer and Mr. Chambers on March 10, 2010 were subject to the performance vesting schedule described in the Compensation Discussion and Analysis.  The option grants awarded to Dr. Ryan, Mr. Farmer and Mr. Chambers on September 15, 2010 were discretionary grants awarded by the Board in recognition of their individual efforts through that date.  Of the shares subject to the September 15, 2010 grant, approximately 30% vest on January 14, 2011 and the remaining 70% vest on December 30, 2011.

(2)	Dr. Ryan resigned as the Company’s Chief Executive Officer on January 11, 2011.
(3)	Dr. Schattenmann resigned as the Company’s Vice President and Chief Technology Officer on November 30, 2010.

Other than the option grants included in the table above, there are no other outstanding equity awards at December 31, 2010.

Option Exercises and Stock Vested in 2010

None of our named executive officers exercised stock options or vested in any restricted shares during 2010.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Severance Payments

Our employment agreements with Messrs. Ryan, Farmer, and Chambers provide for severance payments in connection with terminations by the Company without “cause” or by the executives for “good reason,” as such terms are described below.  If any of these executives are terminated by the Company without “cause” or the executive resigns for “good reason,” then subject to the executive’s execution and delivery of a full general release, in a form acceptable to the Company, releasing all claims, known or unknown, that the executive may have against the Company, and any subsidiary or related entity, their officers, directors, employees and agents, the Company will pay to the executive a lump-sum severance payment equal to one year of his then current base salary; and upon proper election of health care continuation coverage (under a federal law known as COBRA) the Company will pay the group medical and dental COBRA premiums for the executive and his eligible dependents until the date the executive first becomes eligible for coverage under a subsequent employer’s applicable group health plan(s), the date such coverage terminates under applicable law, or depending on the executive, twelve (12) months or eighteen months (18) after the termination date of his employment, whichever is the earliest date to occur.

For purposes of the executive employment agreements, “cause” means: (i) the executive’s conviction of, or plea of nolo contendere to, a felony, or a crime involving dishonesty, disloyalty or moral turpitude; (ii) the executive’s willful disloyalty or deliberate dishonesty; (iii) the commission by executive of an act of fraud or embezzlement against the Company; (iv) the executive’s failure to use his good faith efforts to perform in all material respects such duties as are contemplated by his agreement, or to follow any lawful direction of his superior, the Board or any committee thereof; (v) the executive’s gross negligence in the performance of his duties hereunder; or (vi) a material breach by the executive of any provision of his employment agreement or of any Company policy, which breach is not cured within thirty (30) days after delivery to the executive by the Company of written notice of such breach, provided that, if such breach is not capable of being cured within such 30-day period, the executive will have a reasonable additional period to cure such breach.  Any determination of “cause” shall be made in good faith by a majority vote of the Board.

For purposes of the executive employment agreements, “good reason” means, without the executive’s consent: (i) a failure by the Company to comply with any material provision of the employment agreement which is not cured within thirty (30) days after the executive has given written notice of such noncompliance to the Company, provided that, if such failure is not capable of being cured within such 30-day period, the Company will have a reasonable additional period to cure such failure; (ii) a material adverse change by the Company in the executive’s responsibilities, duties or authority with the Company; or (iii) at the executive’s election, a “change in control” of the Company if, following such change in control, the executive no longer holds the same position within the Company (or the surviving or successor company, as applicable), provided that the executive’s election under this subsection (iii) may only be exercised within the thirty (30) day period following the first six (6) month anniversary following the change in control.

For purposes of the executive employment agreements, “change in control” means: (i) the acquisition by any person, entity or affiliated group becoming the beneficial owner of more than 50% of the outstanding equity securities of the Company or otherwise becoming entitled to vote more than 50% of the voting power of the Company; (ii) a consolidation or merger (in one transaction or a series of related transactions) of the Company pursuant to which the holders of the Company’s equity securities immediately prior to such transaction or series of related transactions would not be the holders immediately after such transaction or series of related transactions of at least 50% of the voting power of the entity surviving such transaction or series of related transactions; or (iii) the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company.

The following table summarizes severance payments and benefits that would have been provided to Messrs. Ryan, Farmer and Chambers pursuant to a termination of employment as a result of a termination by the Company without “cause” or by the executive for “good reason” as of December 31, 2010:
Name	Lump Sum Cash Payment(1)	Medical and Dental Coverage(2)	Total
Dr. Larry D. Ryan	$300,000	$14,400	$314,400
Stanley W. Farmer	$250,000	$14,400	$264,400
M. Clay Chambers	$250,000	$21,600	$271,600

(1)
In addition to the lump sum cash payment disclosed above, each of the executives would also be entitled to any earned (or awarded), but yet unpaid, salary, (and/or bonus) payments, and business expense reimbursements in accordance with Company policy.

(2)
The value of medical and dental coverage was estimated assuming a cost of $1,200 a month for a period of twelve or eighteen months, the longest period of time that these costs would have to be borne by the Company.

Note that the Company does not have any “change-in-control” agreements or policies, other than a “change-in-control” being one possible triggering event for a “good reason” termination by the executive, as described above.

DIRECTOR COMPENSATION

Director Compensation Table for 2010

For the year ended December 31, 2010, each non-employee director received an annual cash retainer of $30,000 payable in equal monthly installments, a $2,500 meeting attendance fee for each meeting attended up to $10,000, and an annual grant of options to purchase 75,000 shares of the Company’s common stock.  Chairmen of standing committees received an additional cash retainer of $5,000 and the Chairman of the Board received an additional $15,000 cash retainer plus options to purchase an additional 25,000 shares of the Company’s common stock. All option grants to non-employee directors in 2010 were performance-based and vest over a twelve month period based on the achievement of certain commercial milestones by the Company and have a ten (10) year term if vested before the specified vesting deadline.   The following table sets forth compensation paid to the Company's non-employee directors in 2010.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Fred S. Zeidman	55,000	31,690	-	86,690
Robert H.C. van Maasdijk	45,000	23,767	-	68,767
Lawrence G. Schafran	45,000	23,767	-	68,767
Robert J. Hassler	45,000	23,767	-	68,767
Orri Hauksson	40,000	23,767	-	63,767

(1)
The rule changes adopted by the SEC in December 2009 changed the way compensation related to stock options is reported in the Summary Compensation Table. Stock option awards must now be reflected in the year awarded based on their full aggregate grant date fair value computed in accordance with FASB Accounting Standards Codification Topic 718, rather than based on the expense attributable to them in the applicable fiscal year.  The methodology used to estimate the fair value of each stock award is further discussed in the 2010 Annual Report on Form 10-K filed by the Company on March 31, 2011, under the headings Stock Plans and Share-Based Compensation (Note 13).  Disclosure of the aggregate number of option or option-like awards for each non-employee director is provided above under the heading “Security Ownership of Directors and Executive Officers.

Directors Compensation for 2011

For fiscal year 2011, each non-employee director will receive an annual cash retainer of $30,000 payable in equal monthly installments, a $2,500 meeting attendance fee for each meeting attended up to $10,000.  Chairmen of standing committees will receive an additional cash retainer of $5,000 and the Chairman of the Board will receive an additional $15,000 cash retainer.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During the last fiscal year, Robert H. C. van Maasdijk (Chair), Fred S. Zeidman, Robert J. Hassler and Orri Hauksson served as members of the Compensation Committee.  None of the committee members were officers or employees of the Company during the fiscal year, were formerly officers of the Company, nor were a related party as defined under Item 404 of Regulation S-K.  None of the Company’s executive officers served on the board of directors or compensation committee of any other entity whose executive officers served either the Company’s Board or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Table of Securities Authorized for Issuance under Equity Compensation Plans at the End of 2010

The following table presents information regarding our securities which are authorized for issuance under all of our equity compensation plans as of December 31, 2010.

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

Under compensation plans not approved by our stockholders, 50,000 shares relate to warrants granted in connection with the Development and Manufacturing Agreement between the Company and Märkisches Werk Halver, GmbH dated as of June 28, 2008, wherein the Company agreed to issue a warrant to purchase 50,000 shares of the Company’s common stock to MWH, at an exercise price of $2.47 per share.  One half of this warrant vested six-months from the grant date and the remaining half of the warrant vested one-year from the grant date.

Stock Ownership of Certain Beneficial Owners and Management

The following tables present certain information as of April 28, 2011 regarding the beneficial ownership of our common stock by (i) each of our directors and executive officers individually, (ii) all of our directors and executive officers as a group, and (iii) all persons known by us to be beneficial owners of five percent or more of our common stock. A person has beneficial ownership over shares if the person has voting or investment power over the shares. Unless otherwise noted, the persons listed below have sole voting and investment power and beneficial ownership with respect to such shares.

Security Ownership of Certain Beneficial Owners

There were no beneficial owners known to us who own more than five percent of our common stock as of April 28, 2011.

Security Ownership of Directors and Executive Officers

The following table shows the number of shares of our common stock beneficially owned, as of April 28, 2011, by each nominee director, each incumbent director, the executive officers named in the “Summary Compensation Table” and all directors and executive officers as a group.  None of such shares are pledged as security.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)

Common	Robert H. C. van Maasdijk	440,321	(2)	0.38%
Common	Lawrence G. Schafran	503,338	(3)	0.44%
Common	Fred S. Zeidman	278,544	(4)	0.24%
Common	Robert J. Hassler	122,641	(5)	0.11%
Common	Orri Hauksson	106,325	(6)	0.09%
Common	Dr. Larry D. Ryan	100,000	(7)	0.09%
Common	M. Clay Chambers	230,000	(8)	0.13%
Common	Stanley W. Farmer	315,000	(9)	0.27%

Common	All Directors and Current Executive Officers as a group (8 persons)	2,096,169		1.82%

(1)
Beneficial ownership is determined in accordance with rules of the SEC, and includes generally voting power and/or investment power with respect to securities. Shares of common stock which may be acquired by a beneficial owner upon exercise or conversion of warrants, options or rights which are currently exercisable or exercisable within 60 days of April 28, 2011, are included in the table as shares beneficially owned and are deemed outstanding for purposes of computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  The Percent of Class is based on 115,042,075 of the Company’s shares issued and outstanding as of April 28, 2011.

(2)	Mr. van Maasdijk owns all of the shares outright, with the exception of options to purchase 344,984 shares of which 344,984 are exercisable within 60 days of April 28, 2011.

(3)	Mr. Schafran owns all of the shares outright, with the exception of options to purchase 410,478 shares of which 410,478 are exercisable within 60 days of April 28, 2011.

(4)	Mr. Zeidman has options to acquire 278,544 shares of which 278,544 are exercisable within 60 days of April 28, 2011.

(5)	Mr. Hassler has options to acquire 122,641 shares of which 122,641 are exercisable within 60 days of April 28, 2011.

(6)	Mr. Hauksson has options to acquire 106,325 shares of which 106,325 are exercisable within 60 days of April 28, 2011.

(7)	Dr. Ryan has options to acquire 100,000 shares of which 100,000 are exercisable within 60 days of April 28, 2011.

(8)	Mr. Chambers has options to acquire 355,000 shares, of which 230,000 are exercisable within 60 days of April 28, 2011.

(9)	Mr. Farmer has options to acquire 490,000 shares, of which 315,000 are exercisable within 60 days of April 28, 2011.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than the Company’s Code of Ethics, the Board of Directors does not have a specific written policy regarding the review of related party transactions.  The Board of Directors does, however, follow certain procedures relating to the approval of transactions involving related parties.  The Company’s related party transactions review process includes key activities required to identify related parties, determine that related party transactions are conducted on an arm’s length basis, and disclose related party transactions in the Company’s SEC filings. Related party transactions and terms of those transactions are identified, reviewed, and disclosed in accordance with Item 404 of Regulation S-K under the Securities Act of 1933, as amended. A “Related Party” is an executive officer, a member of the board of directors, a nominee for director, a stockholder owning more than 5% of the Company’s common stock, or a member of the immediate family of any such persons.

The Secretary of the Company becomes aware of reportable or material related party transactions during the course of the year through notification by the relevant Related Party or applicable employee of the Company. The Secretary is responsible for ensuring that the Board reviews the relevant proposed transaction (with the exception of ordinary course transactions), and approves (a majority vote of disinterested directors is required) such transaction if the Board determines that the proposed transaction terms are fair to the Company and have been negotiated at arm’s length. Such determination will be made based upon a review of the facts and circumstances surrounding the proposed transaction and upon guidance by any advisors as determined by the Board.

Prior to approving any related party transaction, the disinterested members of the Board reviewing such transaction must (i) be satisfied that they received all material facts relating to the transaction, (ii) have considered all relevant facts and circumstances available to them and (iii) have determined that the transaction is in (or not inconsistent with) the best interests of the Company’s stockholders.

There were no related party transactions involving more than $120,000 in 2010, between us and our directors, nominees, executive officers, stockholders owning more than 5% of the Company’s common stock or members of their immediate family.

The Company’s Board of Directors reviews each member’s relationship with the Company in order to determine whether the nominee can be designated as independent.  The following members of our Board of Directors meet the independence requirements and standards currently established by the SEC and NYSE-Amex: Robert H. C. van Maasdijk, Lawrence G. Schafran, Fred S. Zeidman, Orri Hauksson and Robert J. Hassler.

Item 14.   Principal Accounting Fees and Services.

     The following table includes aggregate fees billed by Hein & Associates LLP for each of our fiscal years ended December 31, 2010 and 2009.

Hein & Associates LLP Fees

	2010	2009

Audit Fees	$60,000	$140,000

Audit-related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

Total Fees	$60,000	$140,000

Fees for audit services include fees associated with the annual audit and reviews of our quarterly reports, as well as services performed in conjunction with our filings of Registration Statements on Form S-3 and Form S-8 as applicable. The Audit Committee has reviewed the above fees for non-audit services and believes such fees are compatible with the independent registered public accountants’ independence.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. None of the fees paid to the independent accountants during fiscal 2010 and 2009, under the categories Audit-Related and All Other fees described above were approved by the Audit Committee after services were rendered pursuant to the de minimis exception established by the SEC.

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

SULPHCO, INC.

April 28, 2011	By:	/s/ Stanley W. Farmer
Stanley W. Farmer
President, Chief Financial Officer,
Treasurer and Corporate Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stanley W. Farmer	President, Chief Financial Officer,	April 28, 2011
Stanley W. Farmer	Treasurer and Corporate Secretary
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

/s/ Fred S. Zeidman	Chairman of the Board, Director	April 28, 2011
Fred S. Zeidman

/s/ Larry D. Ryan	Director	April 28, 2011
Larry D. Ryan

/s/ Robert J. Hassler	Director	April 28, 2011
Robert J. Hassler

/s/ Orri Hauksson	Director	April 28, 2011
Orri Hauksson

/s/ Robert H. C. van Maasdijk	Director	April 28, 2011
Robert H. C. van Maasdijk

/s/ Lawrence G. Schafran	Director	April 28, 2011
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

/s/ Hein & Associates LLP

Houston, Texas
March 31, 2011

SULPHCO, INC.
(A Company in the Development Stage)
BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$329,661	$1,658,823
Prepaid expenses and other	536,382	688,008

Total current assets	866,043	2,346,831

Property and Equipment, net	157,258	263,995

Other Assets
Intangible assets, net	625,337	986,124
Other	12,600	20,600

Total other assets	637,937	1,006,724

Total assets	$1,661,238	$3,617,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$493,367	$552,496
Refundable deposit	550,000	550,000
Late registration penalty (including accrued interest)	419,417	389,836
Total current liabilities	1,462,784	1,492,332

Long-Term Liabilities	-	-

Total liabilities	1,462,784	1,492,332

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 150,000,000 shares authorized ($0.001 par value)101,708,741 and 89,944,029 shares issued and outstanding, respectively	101,709	89,944
Additional paid-in capital	164,966,996	159,298,891
Deficit accumulated during the development stage	(164,870,251)	(157,263,617)
Total stockholders' equity	198,454	2,125,218
Total liabilities and stockholders' equity	$1,661,238	$3,617,550

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

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
From Inception to December 31, 2010

					Stock
			Additional		Subscriptions
	Common Stock		Paid-in	Accumulated	Receivable	Total
	Shares	Amount	Capital	Deficit	and Other	Equity
Balance at December 31, 2008	89,919,029	$89,919	$157,992,101	$(145,247,263)	$-	$12,834,757

Stock-Based Compensation	-	-	1,291,565	-	-	1,291,565

Stock Grant issued in Q1 2009 at $0.61 per share	25,000	25	15,225	-	-	15,250

Net loss	-	-	-	(12,016,354)	-	(12,016,354)

Balance at December 31, 2009	89,944,029	$89,944	$159,298,891	$(157,263,617)	$-	$2,125,218

Stock-Based Compensation	-	-	298,851	-	-	298,851

Proceeds from Stock Sales (Net of Offering Costs) at $0.51 per share	11,764,712	11,765	5,369,254	-	-	5,381,019

Net loss	-	-	-	(7,606,634)	-	(7,606,634)
Balance at December 31, 2010	101,708,741	$101,709	$164,966,996	$(164,870,251)	$-	$198,454

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

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009 were as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets relative to the following:
Net operating loss carry-forwards	$26,557,561	$24,362,066
Research and development credit carry-forwards	1,220,798	1,047,242
Capitalized research and development costs	8,379,340	8,242,016
Deferred share-based compensation	1,901,115	1,901,115
Expensed receivables	122,786	170,024
Depreciable assets	-	43,763
Late registration payment and accrued interest	97,537	132,541
Other	-	38,340
Total deferred tax assets prior to offsets	$38,279,137	$35,937,107

Current portion	$220,323	$340,905
Non-current portion	38,058,814	35,596,202
	$38,279,137	$35,937,107
Liabilities
Deferred tax liabilities relative to the following:
Patent costs and other	$(276,650)	$(334,959)
Total deferred tax liabilities prior to offsets (all non-current)	$(276,650)	$(334,959)

Current portion	$220,323	$340,905
Non-current portion	37,782,164	35,261,243
Total deferred tax assets	$38,002,487	$35,602,148

Valuation allowance	$(38,002,487)	$(35,602,148)

Net deferred tax assets	$-	$-

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

Summarized unaudited quarterly financial information for the years ended December 31, 2010, 2009 and 2008 is noted below (in thousands, except for per share amounts):

2010	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Net revenues	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Net (loss)	$(2,367)	$(2,118)	$(1,547)	$(1,575)

Net (loss) per share – basic and diluted (a)	$(0.02)	$(0.02)	$(0.02)	$(0.02)

2009
	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Net revenues	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Net (loss)	$(4,589)	$(2,704)	$(2,584)	$(2,139)

Net (loss) per share – basic and diluted (a)	$(0.05)	$(0.03)	$(0.03)	$(0.02)

2008	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Net revenues	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Net (loss)	$(6,874)	$(8,973)	$(4,866)	$(4,547)

Net (loss) per share – basic and diluted (a)	$(0.09)	$(0.11)	$(0.05)	$(0.05)

(a) The sum of the individual quarterly earnings (loss) per share may not agree with year-to-date earnings (loss) per share as each quarterly computation is based on the income or loss for that quarter and the weighted average number of common shares outstanding during that period.