Form 10-Q
period 2011-03-31
SULPHCO INC
filed 2011-05-13
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................................................March 31, 2011
or

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

Large Accelerated Filer ☐ Accelerated Filer ☐   Non-accelerated Filer ☑ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 9, 2011

Common Stock, par value $.001	115,042,075 shares

SulphCo, Inc.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED BALANCE SHEETS
March 31, 2011 and December 31, 2010
(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$1,016,438	$329,661
Prepaid expenses and other	391,278	536,382
Total current assets	1,407,716	866,043

Property and Equipment (net of accumulated depreciation of $1,335,802 and $1,307,636, respectively)	129,092	157,258

Other Assets
Intangible assets (net of accumulated amortization of $259,268 and $246,343, respectively)	620,851	625,337
Other	12,600	12,600
Total other assets	633,451	637,937
Total assets	$2,170,259	$1,661,238

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$737,012	$493,367
Refundable deposit	550,000	550,000
Late registration penalty (including accrued interest)	428,448	419,417
Total current liabilities	1,715,460	1,462,784

Long-Term Liabilities
Warrant liabilities	1,410,451	-
Total liabilities	3,125,911	1,462,784

Commitments and Contingencies (Note 7)

Stockholders' Equity (Deficit)
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 150,000,000 shares authorized ($0.001 par value) 115,042,075 and 101,708,741 shares issued and outstanding, respectively	115,042	101,709
Additional paid-in capital	165,734,760	164,966,996
Deficit accumulated during the development stage	(166,805,454)	(164,870,251)
Total stockholders' equity (deficit)	(955,652)	198,454
Total liabilities and stockholders' equity (deficit)	$2,170,259	$1,661,238

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended March 31, 2011 and 2010
and for the Period from Inception to March 31, 2011
(unaudited)

	Three Months Ended March 31,
	2011	2010	Inception to Date

Revenue
Sales	$-	$-	$42,967
Expenses
Selling, general, and administrative expenses	(1,235,232)	(1,615,098)	(81,992,910)
Research and development expenses:
Fujairah test facility	(7,189)	(16,352)	(23,896,102)
Other research and development	(324,631)	(726,694)	(22,702,625)
Other	-	-	(591,706)
Total operating expenses	(1,567,052)	(2,358,144)	(129,183,343)
Loss from operations	(1,567,052)	(2,358,144)	(129,140,376)

Other income (expense)
Interest income	38	497	1,203,380
Interest expense	(9,030)	(9,197)	(8,885,596)
Change in fair value of warrant liabilities	(178,198)	-	(178,198)
Other	-	-	(766,868)

Net loss	(1,754,242)	(2,366,844)	(137,767,658)

Deemed dividend	(180,961)	-	(29,037,796)

Net loss attributable to common Stockholders	$(1,935,203)	$(2,366,844)	$(166,805,454)

Loss per share: basic and diluted	$(0.02)	$(0.02)

Weighted average: shares basic and diluted	109,856,890	98,310,046

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31, 2011 and 2010
 and for the Period from Inception to March 31, 2011
(unaudited)

	Three Months Ended
	March 31,		Inception to
	2011	2010	March 31, 2011
Cash Flows From Operating Activities
Net loss	$(1,754,242)	$(2,366,844)	$(137,767,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,091	65,703	2,162,492
Accretion of convertible notes payable discount	-	-	6,736,550
Stock-based compensation	(770)	158,368	21,315,631
Change in fair value of warrant liabilities	178,198	-	178,198
Other	-	-	1,444,888
Changes in:
Prepaid expenses and other	145,104	351,113	(403,878)
Accounts payable and accrued expenses	243,646	181,706	737,013
Refundable deposit	-	-	550,000
Late registration penalty (including accrued interest)	9,030	9,197	428,447
Net cash used in operating activities	(1,137,943)	(1,600,757)	(104,618,317)
Cash Flows From Investing Activities
Purchase of property and equipment	-	(7,101)	(1,561,261)
Investments in joint ventures and subsidiaries	-	-	(361,261)
Investments in intangible assets	(8,439)	(21,018)	(1,304,534)
Net cash used in investing activities	(8,439)	(28,119)	(3,227,056)
Cash Flows from Financing Activities
Proceeds from sales of stock, net of offering costs	1,833,159	5,391,677	106,623,955
Proceeds from related party notes payable	-	-	11,000,000
Proceeds from issuance of line of credit	-	-	750,000
Principal payments on related party notes payable	-	-	(5,441,285)
Decrease in related party receivable	-	-	1,359,185
Principal payments on line of credit	-	-	(750,000)
Principal payments on convertible notes payable	-	-	(4,680,044)
Net cash provided by financing activities	1,833,159	5,391,677	108,861,811
Net change in cash and cash equivalents	686,777	3,762,801	1,016,438
Cash and cash equivalents at beginning of period	329,661	1,658,823	-
Cash and cash equivalents at end of period	$1,016,438	$5,421,624	$1,016,438
Supplemental information
Cash paid for interest	$-	$-	$1,513,412
Cash paid for income taxes	$-	$-	$-
The Company had the following non-cash investing and financing activities:
Extinguishment of related party note payable	$-	$-	$5,000,000
Extinguishment of convertible notes payable	-	-	4,680,044
Issuance of stock for convertible notes payable	-	-	319,956
Non-cash deemed dividend	180,961	-	29,037,796

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS
March 31, 2011
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

Warrant Liabilities

The Company evaluates financial instruments for freestanding and embedded derivatives. Warrant liabilities do not have readily determinable fair values and therefore require significant management judgment and estimation. The Company uses the Black-Scholes option-pricing model to estimate the fair value of warrant liabilities at the end of each applicable reporting period. Changes in the fair value of warrant liabilities during each reporting period are included in the statement of operations. Inputs into the Black-Scholes option-pricing model require estimates, including such items as estimated volatility based upon historical volatilities of the Company’s stock and the estimated life of the financial instruments being fair valued.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the Company has no revenues, has incurred substantial losses from operations and has an accumulated deficit of approximately $166.8 million.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan and raise additional funds.

2.	Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  Potentially dilutive securities include options and warrants to acquire the Company’s common stock.  As of March 31, 2011 and 2010, there were approximately 28.2 million and 23.0 million shares issuable in connection with these potentially dilutive securities, respectively.  These potentially dilutive securities were disregarded in the computations of diluted net loss per share for the three month periods ended March 31, 2011 and 2010, because inclusion of such potentially dilutive securities would have been anti-dilutive.

3.	Capital Stock

On February 4, 2011, the Company completed the sale of 13,333,334 equity units at a price of $0.15 per unit for aggregate gross proceeds to the Company of approximately $2.0 million (the “February 2011 Offering”).  Each equity unit consists of (i) one share of common stock, (ii) a warrant to purchase approximately 0.45 shares of SulphCo common stock at a price of $0.20 with a term of five years and (iii) a warrant to purchase approximately 0.24 shares of SulphCo common stock at a price $0.20 with a term of 66 months but not exercisable until 181 days after the closing date of the transaction (together hereinafter referred to as the “2011 Warrants”).  In addition, the Company agreed to amend and re-issue two 2010 warrants to purchase 2,745,098 shares (the “Modified Warrants”) of SulphCo common stock currently held by one of the investors. The Modified Warrants – equal in number to the original warrants – will allow the holder to purchase shares of SulphCo common stock at a price of $0.20 per share with a term of 54 months. The Modified Warrants are not exercisable until 181 days after the closing date of the transaction.  The shares of common stock and shares of common stock issuable upon the exercise of the warrants that comprise the equity units and the re-issued warrant are registered on a shelf registration statement on Form S-3 declared effective by the SEC on October 20, 2010.  Net proceeds to the Company from this transaction were approximately $1.83 million.

4.	Warrant Liabilities

In connection with the February 2011 Offering discussed in Note 3, the Company issued the 2011 Warrants and the Modified Warrants.  Both the 2011 Warrants and the Modified Warrants contained a “down-round” price protection feature that provides that in the event SulphCo subsequently issues other equity instruments at a price less than the stated exercise price of these warrants, the stated exercise price of these warrants would be reset to the lower price established in the subsequent transaction.  Based on guidance included in the FASB’s Accounting Standards Codification, SulphCo concluded that the 2011 Warrants and the Modified Warrants should be recorded as liabilities on the balance sheet at an amount equal to their fair value determined by the Black-Scholes option valuation model.  Prospectively at each balance sheet date, changes in the fair value of the warrant liability will be recognized in the statement of operations.  As of March 31, 2011, the warrant liabilities were approximately $1.4 million.  For the quarter ended March 31, 2011, the Company recognized a charge relating to the change in the fair value of warrant liabilities of approximately $178,000.

5.	Deemed Dividend

In connection with the February 2011 Offering discussed in Note 3, the Company agreed to reset the exercise price of certain 2010 warrants held by one of the investors as an inducement to encourage said investor to participate in the February 2011 Offering.  Specifically, SulphCo agreed to reduce the exercise price on one warrant to acquire 1,372,549 shares of SulphCo stock held by the investor from $0.70 per share to $0.20 per share and to reduce the exercise price on another warrant to acquire 1,372,549 shares of SulphCo stock held by the investor from $1.00 per share to $0.20 per share.  As a result, the SulphCo issued the investor the Modified Warrant to acquire 2,745,098 shares of SulphCo common stock at an exercise price of $0.20 per share with a term of 54 months.

Given the preferential nature of this modification to these warrants, SulphCo concluded that a non-cash deemed dividend should be recorded to account for the fair value of the modification to arrive at the net loss available to common shareholders and similarly adjust loss per share.  The amount of the deemed dividend was computed by measuring the incremental fair value conveyed to the investor whose warrants were modified (i.e., via the reduction of the exercise price and extension of the term) as provided in the Stock Compensation Topic of the FASB ASC (determined using Black-Scholes).  Based on the valuation analysis prepared for the modification, SulphCo determined that the amount of the deemed dividend was approximately $181,000.

6.	Stock Plans and Stock-Based Compensation

In accordance with the Stock Compensation Topic of the FASB Accounting Standards Codification, the Company records stock-based compensation expense for all share-based payment arrangements, including stock options, warrants and restricted stock grants. The fair value of each option award granted is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term of options granted to employees is derived utilizing the simplified method which represents the period of time that options granted are expected to be outstanding. The Company utilizes the simplified method because it does not have historical exercise data which is sufficient to provide a reasonable basis to estimate the expected term. The Company expects to continue utilizing the simplified method to determine the expected term until such time as it accumulates historical exercise data that will provide a sufficient basis for the Company to begin estimating the expected term for option exercises. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. The stock-based compensation expense for the three month periods ended March 31, 2011 and 2010 was a negative expense of approximately $1,000 and an expense $0.2 million, respectively.  The negative expense for 2011 resulted from the reversal of previously recognized stock-based compensation expense relating to an employee whose un-vested stock options were forfeited upon resignation in the first quarter of 2011.

During the three month periods ended March 31, 2011 and 2010, the Company granted zero and 1,350,000 stock options, respectively, to its directors, officers and employees.  The fair value of these stock options was estimated using the Black-Scholes options pricing model with the following assumptions:

Three Months Ended March 31, 2011 and 2010	2011	2010
Valuation Assumptions:
Expected Term (years)	-	5.0-5.5
Expected Volatility	-	124%
Expected Dividend Rate	-	-
Risk Free Interest Rate	-	2.39%
Grant Date Fair Value	-	$0.31

Of the 1,350,000 stock options granted to the Company’s directors, officers and employees during the three month period ended March 31, 2010, 1,150,000 were performance-based stock options granted to the Company’s directors and executive officers.  The performance-based stock options had an exercise price of $0.37 with a grant date fair value of approximately $360,000, a term of ten years from the grant date and vest on a graduated basis over the 12 month period following the date of grant, subject to the achievement of certain commercial milestones. If the commercial milestones are not achieved within the graduated vesting periods, these performance-based stock options will be forfeited. The Company will assess the probability of the achievement of the commercial milestones at the end of each reporting period. If the Company determines that achievement of the commercial milestones before the end of a vesting period is probable, future accruals of stock-based compensation expense will be adjusted and a cumulative catch-up adjustment will be recorded in that reporting period.  As of March 31, 2011, the Company has not recorded any stock-based compensation expense related to the performance-based stock options granted during the three month period ended March 31, 2010.  In addition, since none of the commercial milestones that were established for vesting purposes were achieved with in the 12 month period following the date of grant, all of these performance-based stock options were forfeited during the quarter ended March 31, 2011.

7.	Commitments and Contingencies

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

Litigation and Other Contingencies

From time to time, the Company may be subject to various claims and lawsuits arising in the ordinary course of the Company’s business.

The following paragraphs set forth the status of litigation and other contingencies as of March 31, 2011.

NYSE Amex LLC Listing Standards Deficiency

On June 30, 2010, we were notified of our failure to comply with the NYSE Amex LLC’s (the “Exchange”) continued listing standards under section 1003 of the Company Guide.  Specifically, the Exchange noted our failure to comply with section 1003(a) (iii) of the Exchange’s Company Guide because our stockholders' equity was less than $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years. The notice was based on a review by the Exchange of our publicly available information, including the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2010, at which time the Company’s stockholders’ equity was approximately $5.3 million.   As of June 30, 2010, the Company's stockholders’ equity was approximately $3.3 million resulting in our failure to comply with Section 1003(a)(ii) of the Company Guide because our stockholders’ equity was less than $4,000,000 and we had losses from continuing operations and net losses in three of our four most recent fiscal years.  As of September 30, 2010, the Company's stockholders’ equity was approximately $1.7 million resulting in our failure to comply with Section 1003(a)(i) of the Company Guide because our stockholders’ equity was less than $2,000,000 and we had losses from continuing operations and net losses in two of our three most recent fiscal years.  As of March 31, 2011, the Company’s stockholders’ deficit was approximately $1.0 million resulting in the continued non-compliance with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Company Guide.  During the week ended July 30, 2010, we submitted to the Exchange a plan outlining our efforts to regain compliance with the Exchange's continued listing requirements.  The plan consisted of several elements, but primarily focused on the sales of our products and services and raising additional equity capital.  On September 20, 2010, the Company received notice from the Exchange indicating that the Exchange had accepted the Company’s plan of compliance.  In accepting the Company’s plan, the Exchange granted the Company an extension until December 30, 2011 for the continued listing of the Company’s common stock and for the Company to regain compliance with the Exchange’s continued listing standards, subject to quarterly progress review by the Exchange.  At the request of the Exchange, on December 28, 2010 and February 9, 2011, the Company submitted updates of the plan initially submitted to the Exchange in July 2010.  If (i) we do not make progress toward compliance consistent with the plan, or (ii) we are not in compliance at the end of the plan period, then our shares of common stock may be subject to delisting proceedings by the Exchange.  If the Exchange delists our common stock, we anticipate that our common stock would be quoted on the OTC Bulletin Board or possibly the so-called "pink sheets." Even if our common stock is quoted on such systems, a delisting by the Exchange could harm our investors by reducing the liquidity and market price of our common stock. Additionally, a delisting could negatively affect us by reducing the number of investors willing to hold or acquire our common stock, which could negatively affect our ability to access public capital markets.  If the Company is not listed on a national exchange and/or if our public float remains below $75 million, it will be limited in its ability to file new shelf registration statements on Form S-3 and/or to fully use one or more registration statements on Form S-3 that have been filed with the Securities and Exchange Commission.  Any such limitations may have a material adverse effect on the Company’s ability to raise the capital needed to continue its operations.

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

Research and Development Activities Update

The following is an update of SulphCo’s more significant research and development activities conducted in the first quarter of 2011.

Optimization of Catalyst Systems

Activities in the first quarter of 2011 continued to center around the optimization of additive packages for several potential applications of our technology.

During the first quarter of 2011, research has been directed towards a sweetening application for a light crude oil condensate stream.  Using the SulphCo Process with a moderate additive level results in the conversion of mercaptan sulfur compounds to disulphide sulfur compounds (i.e., the stream is sweetened).  When the additive level is increased, the disulphide compounds are further converted into oxidized sulfur species which are water soluble due to their small molecular size and can be removed by employing a simple water wash.

Ultrasound Probe, Reactor and Control Systems

During the first quarter of 2011, progress was made in connection with certain testing protocols that must be met to obtain a Class I – Division 2 certification from Underwriters Laboratories, Inc. (“UL”) on the cooling jacket of the Sonocracking™ reactor assembly.  Having this UL certification will ensure that SulphCo is able to deploy all of its Sonocracking™ equipment into certain industrial plant settings that require explosion proof equipment.

Business Development Activities Update

The following is an update on the more significant business development activities in the regions that have been the focal point of the Company’s efforts during the first quarter of 2011.

With respect to the Company’s ongoing commercial efforts, we continue to see interest in the Sonocracking™ process as potential customers see the value that can be driven by the technology.  We are pursuing what we believe are opportunities presenting the highest likelihood of near-term success for the technology (i.e., crude oil product streams such as diesel fuel, natural gasoline, and naphtha as well as low to moderate sulfur-containing crude oils and condensates) and are working with several potential customers to achieve this goal.

North America

During the first quarter of 2011, SulphCo has been pursuing a sweetening application for an entity with a light crude oil condensate stream.  Discussions on this opportunity have been ongoing since December 2010 and are centered on the reduction of both mercaptan sulfur and total sulfur levels present in the condensate stream. Laboratory results on this stream have been encouraging and the Company believes that they provide a compelling case for this opportunity to continue moving forward.

We have also been pursuing an opportunity for a potential customer involving sulfur reduction in natural gasoline and naphtha streams.

There can be no assurance that the Company will be successful in implementing any commercial agreements relative to these opportunities.

South America

During the first quarter of 2011, we continued discussions involving opportunities with a large integrated oil company in Brazil.  Efforts in the first quarter have focused on determining the best path forward on this opportunity.

There can be no assurance that the Company will be successful in implementing any commercial agreements relative to this opportunity.

Asia

During the first quarter of 2011, we were contacted by a refiner with refining operations in Asia.  This opportunity relates to a refinery diesel finishing application and laboratory results thus far have been sufficient to facilitate a continuing dialogue with the refiner.

There can be no assurance that the Company will be successful in implementing any commercial agreements relative to this opportunity.

Liquidity and Capital Resources

On February 4, 2011, the Company completed the sale of 13,333,334 equity units at a price of $0.15 per unit for aggregate gross proceeds to the Company of approximately $2.0 million (the “February 2011 Offering”).  Each equity unit consists of (i) one share of common stock, (ii) a warrant to purchase approximately 0.45 shares of SulphCo common stock at a price of $0.20 with a term of five years and (iii) a warrant to purchase approximately 0.24 shares of SulphCo common stock at a price $0.20 with a term of 66 months but not exercisable until 181 days after the closing date of the transaction (together the “2011 Warrants”).  In addition, the Company agreed to amend and re-issue warrants to purchase 2,745,098 shares of SulphCo common stock held by one of the investors (the “Modified Warrants”). The Modified Warrants – equal in number to the original warrants – will allow the holder to purchase shares of SulphCo common stock at a price of $0.20 per share with a term of 54 months. The Modified Warrants are not exercisable until 181 days after the closing date of the transaction.  The shares of common stock and shares of common stock issuable upon the exercise of the warrants that comprise the equity units and the Modified Warrants are registered on a shelf registration statement on Form S-3 declared effective by the SEC on October 20, 2010.  Net proceeds to the Company from this transaction were approximately $1.83 million.

As of March 31, 2011, we had approximately $1.0 million in available cash reserves. Taking this amount together with our forecasted monthly cash burn rate, we anticipate that our cash reserves will be sufficient to fund our cash requirements only into the early part of the third quarter of 2011.  Historically, we have been able to raise capital to continue with our research and development and it is likely that we will need to raise additional funds before we can generate enough revenue to become profitable. The Company is evaluating various financing alternatives that may include, among other things, secured convertible debt and additional equity issuances or any combination thereof, the proceeds of which would be used to fund future research and development activity.  There can be no assurance that the Company will be successful in raising such financing.  If the Company is unable to raise additional financing, its ability to continue to operate will be significantly curtailed.  In addition, if the Company is not listed on a national exchange and/or if its public float remains below $75 million, it will be limited in its ability to file new shelf registration statements on Form S-3 and/or to fully use one or more registration statements on Form S-3 that have been filed with the SEC.  Any such limitations may have a material adverse effect on the Company’s ability to raise the funding needed to continue its operations.  In addition, the Company has only a minimal amount of shares of common stock available to be issued under its authorized shares as set forth in its charter. Accordingly, the Company will need to seek shareholder approval to increase its authorized shares of common stock.  Until this situation is addressed, the Company’s ability to raise financing will be negatively impacted.

Following the completion of a previously announced workforce reduction, the Company had seven (7) remaining employees.  As discussed below, the Company continues to be cash constrained and unless new financing is obtained in the immediate future, the Company’s operations and efforts to continue to develop our technology may have to be curtailed further and possibly terminated. Although the Company continues to work to raise additional funding, there can be no assurance that such a financing will be available, or if it is available, that it can be obtained on terms that are deemed to be acceptable to the Company. Such funding, if obtained, may take the form of secured convertible debt, equity or any combination thereof.

On June 30, 2010, we were notified of our failure to comply with the Exchange’s continued listing standards under section 1003 of the Company Guide.  Specifically, the Exchange noted our failure to comply with section 1003(a) (iii) of the Exchange’s Company Guide because our stockholders' equity was less than $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years. The notice was based on a review by the Exchange of our publicly available information, including the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2010, at which time the Company’s stockholders’ equity was approximately $5.3 million.   As of June 30, 2010, the Company's stockholders’ equity was approximately $3.3 million resulting in our failure to comply with Section 1003(a)(ii) of the Company Guide because our stockholders’ equity was less than $4,000,000 and we had losses from continuing operations and net losses in three of our four most recent fiscal years. As of September 30, 2010, the Company's stockholders’ equity was approximately $1.7 million resulting in our failure to comply with Section 1003(a)(i) of the Company Guide because our stockholders’ equity was less than $2,000,000 and we had losses from continuing operations and net losses in two of our three most recent fiscal years.  As of March 31, 2011, the Company’s stockholders’ deficit was approximately $1.0 million resulting in the continued non-compliance with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Company Guide.  During the week ended July 30, 2010, we submitted to the Exchange a plan outlining our efforts to regain compliance with the Exchange's continued listing requirements.  The plan consisted of several elements, but primarily focused on the sales of our products and services and raising additional equity capital.  On September 20, 2010, the Company received notice from the Exchange indicating that the Exchange had accepted the Company’s plan of compliance.  In accepting the Company’s plan, the Exchange granted the Company an extension until December 30, 2011 for the continued listing of the Company’s common stock and for the Company to regain compliance with the Exchange’s continued listing standards, subject to quarterly progress review by the Exchange.  At the request of the Exchange, on December 28, 2010 and February 9, 2011, the Company submitted updates of the plan initially submitted to the Exchange in July 2010.  If (i) we do not make progress toward compliance consistent with the plan, or (ii) we are not in compliance at the end of the plan period, then our shares of common stock may be subject to delisting proceedings by the Exchange.

Future Capital Requirements

The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the development and commercialization of our technologies and the timing of future customer orders.

As of March 31, 2011, we had an accumulated deficit of approximately $166.8 million and we incurred a net loss of approximately $1.8 million for the quarter ended March 31, 2011. This loss is principally associated with ongoing research and development of our Sonocracking™ technology and related marketing activity.

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

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Selling, General and Administrative Expenses

For the three month period ended March 31, 2011, we incurred expenses of approximately $1.2 million in selling, general and administrative expenses. This compares to expenses of approximately $1.6 million for the comparable period in 2010.

For the three month period ended March 31, 2011, the Company recognized negative stock-based compensation expense of approximately $1,000 resulting from the reversal of previously recognized stock-based compensation expense relating to an employee whose un-vested stock options were forfeited upon resignation. This compares to stock-based compensation expense of approximately $0.2 million for the three month period ended March 31, 2010.

Salaries, wages and benefits were approximately $0.5 million for the three month period ending March 31, 2011.  This compares to costs of approximately $0.75 million for the comparable period in 2010.  The decrease in salaries, wages and benefits is due to fewer employees in the 2011 period when compared to the 2010 period.

Legal fees were approximately $0.2 million for the three month period ended March 31, 2011.  This compares to expenses of approximately $0.1 million for the three month period ended March 31, 2010. The increase in legal fees during the first quarter of 2011 relative to the first quarter of 2010 is primarily attributable to the costs associated with a financing transaction that was not completed.

The Company incurred approximately $0.1 million in director fees for the three month period ended March 31, 2011, compared to none for the comparable period in 2010.  On an annualized basis, director fees to be paid for 2011 will approximate total director fees paid for 2010.

Operating expenses due to normal recurring activities such as travel, consulting and accounting fees, marketing and investor relations were approximately $0.1 million for the three month period ended March 31, 2011.  This compares to expenses of approximately $0.22 million for the comparable period in 2010.

Research and Development Expenses

For the three month period ended March 31, 2011, we incurred expenses of approximately $0.3 million related to research and development of our Sonocracking™ technology. This compares to expenses of approximately $0.7 million for the comparable period in 2010.

Interest Expense

For the three month periods ended March 31, 2011 and 2010, the Company recognized total interest expense of approximately $9,000 and $9,000, respectively.  The interest expense recognized during these periods related to the late registration statement penalty.

Warrant Liabilities

In connection with the February 2011 Offering discussed in above, the Company issued the 2011 Warrants and the Modified Warrants.  Both the 2011 Warrants and the Modified Warrants contained a “down-round” price protection feature that provides that in the event SulphCo subsequently issues other equity instruments at a price less than the stated exercise price of these warrants, the stated exercise price of these warrants would be reset to the lower price established in the subsequent transaction.  Based on guidance included in the FASB’s Accounting Standards Codification, SulphCo concluded that the 2011 Warrants and the Modified Warrants should be recorded as warrant liabilities on the balance sheet at an amount equal to their fair value determined by the Black-Scholes option valuation model.  Prospectively at each balance sheet date, changes in the fair value of the warrant liabilities will be recognized in the statement of operations.  As of March 31, 2011, warrant liabilities were approximately $1.4 million.  For the quarter ended March 31, 2011, the Company recognized a charge relating to the fair value of warrant liabilities of approximately $178,000.

Deemed Dividend

In connection with the February 2011 Offering discussed above, the Company agreed to reset the exercise price of certain 2010 warrants held by one of the investors as an inducement to encourage said investor to participate in the February 2011 Offering.  Specifically, SulphCo agreed to reduce the exercise price on one warrant to acquire 1,372,549 shares of SulphCo stock held by the investor from $0.70 per share to $0.20 per share and to reduce the exercise price on another warrant to acquire 1,372,549 shares of SulphCo stock held by the investor from $1.00 per share to $0.20 per share.  As a result, the SulphCo issued the investor the Modified Warrant to acquire 2,745,098 shares of SulphCo common stock at an exercise price of $0.20 per share with a term of 54 months.

Given the preferential nature of this modification to these warrants, SulphCo concluded that a non-cash deemed dividend should be recorded to account for the fair value of the modification to arrive at the net loss available to common shareholders and similarly adjust earnings per share.  The amount of the deemed dividend was computed by measuring the incremental fair value conveyed to the investor whose warrants were modified (i.e., via the reduction of the exercise price and extension of the term) was determined as provided in the Stock Compensation Topic of the FASB ASC (determined using Black-Scholes).  Based on the valuation analysis prepared for the modification, SulphCo determined that the amount of the deemed dividend was approximately $181,000.

Net Loss and Net Loss Attributable to Common Stockholders

The difference between net loss and net loss attributable to common stockholders for the quarter ended March 31, 2011, is solely attributable to the deemed dividend recorded in that period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “1934 Act”)) as of March 31, 2011, the end of the period covered by this Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 of the Notes to the Financial Statements – Commitments and Contingencies (Part I, Item 1) for information regarding legal proceedings involving the Company.

Item 1A.	Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10-K for the period ended December 31, 2010.  An investment in our common stock involves various risks. When considering an investment in our common stock, you should consider carefully all of the Risk Factors described in our most recent Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Form 8-K filed by the Company on February 7, 2011, is hereby incorporated by reference as a response to this Item 2.

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information. - None.

Item 6.	Exhibits
31.1	Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32.1	Certifications of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SULPHCO, INC.
(Registrant)

Date: May 13, 2011	/s/ Stanley W. Farmer
	By:	Stanley W. Farmer
President, Chief Financial Officer,
Treasurer and Corporate Secretary
(Principal Executive, Financial
and Accounting Officer)