Form 10-Q
period 2011-06-30
SULPHCO INC
filed 2011-08-12
CIK 1096560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ................................................. June 30, 2011
or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .......................... to .............................

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2011
Common Stock, par value $.001	120,989,624 shares

SulphCo, Inc.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED BALANCE SHEETS
June 30, 2011 and December 31, 2010
(unaudited)

ASSETS	June 30, 2011	December 31, 2010
Current Assets
Cash and cash equivalents	$248,487	$329,661
Prepaid expenses and other	288,984	536,382
Total current assets	537,471	866,043

Property and Equipment (net of accumulated depreciation of $1,334,269 and $1,307,636, respectively)	95,892	157,258

Other Assets
Intangible assets (net of accumulated amortization of $272,259 and $246,343, respectively)	607,860	625,337
Other	12,600	12,600
Total other assets	620,460	637,937
Total assets	$1,253,823	$1,661,238

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$483,326	$493,367
Refundable deposit	550,000	550,000
Late registration penalty (including accrued interest)	437,578	419,417
Total current liabilities	1,470,904	1,462,784

Long-Term Liabilities
Warrant liabilities	124,531	-
Total liabilities	1,595,435	1,462,784

Commitments and Contingencies (Note 7)

Stockholders' Equity (Deficit)
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-	-
Common stock: 150,000,000 shares authorized ($0.001 par value)
120,989,624 and 101,708,741 shares issued and outstanding, respectively	120,989	101,709
Additional paid-in capital	165,984,032	164,966,996
Deficit accumulated during the development stage	(166,446,633)	(164,870,251)
Total stockholders' equity (deficit)	(341,612)	198,454
Total liabilities and stockholders' equity (deficit)	$1,253,823	$1,661,238

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Month Periods Ended June 30, 2011 and 2010
and for the Period from Inception to June 30, 2011
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Inception to
	2011	2010	2011	2010	June 30, 2011
Revenue
Sales	$-	$-	$-	$-	$42,967
Expenses
Selling, general, and administrative expenses	(665,761)	(1,407,527)	(1,900,993)	(3,022,625)	(82,658,671)
Research and development expenses:
Fujairah facility	(7,135)	(7,421)	(14,324)	(23,773)	(23,903,237)
Other research and development	(46,670)	(694,813)	(371,301)	(1,421,507)	(22,749,294)
Other	-	-	-	-	(591,706)
Total operating expenses	(719,566)	(2,109,761)	(2,286,618)	(4,467,905)	(129,902,908)
Loss from operations	(719,566)	(2,109,761)	(2,286,618)	(4,467,905)	(129,859,941)

Other income (expense)
Interest income	8	661	47	1,158	1,203,388
Interest expense	(9,131)	(9,284)	(18,161)	(18,481)	(8,894,727)
Change in fair value of warrant liabilities	1,156,355	-	978,157	-	978,157
Other	(3,190)	-	(3,190)	-	(770,058)
Net income (loss)	424,476	(2,118,384)	(1,329,765)	(4,485,228)	(137,343,181)

Deemed dividend	(65,656)	-	(246,617)	-	(29,103,452)

Net income (loss) attributable to common Stockholders	$358,820	$(2,118,384)	$(1,576,382)	$(4,485,228)	$(166,446,633)

Income (loss) per share: basic and diluted	$0.00	$(0.02)	$(0.01)	$(0.04)
Weighted average shares: basic and diluted	115,695,652	101,708,741	112,792,400	100,018,782

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30, 2011 and 2010
 and for the Period from Inception to June 30, 2011
(unaudited)

	Six Months Ended
	June 30,		Inception to
	2011	2010	June 30, 2011
Cash Flows From Operating Activities
Net loss	$(1,329,765)	$(4,485,228)	$(137,343,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,017	167,766	2,202,418
Accretion of convertible notes payable discount	-	-	6,736,550
Stock-based compensation	(52,586)	227,837	21,263,815
Change in fair value warrant liabilities	(978,157)	-	(978,157)
Other	6,265	85,708	1,451,153
Changes in:
Prepaid expenses and other	247,398	317,188	(301,584)
Accounts payable and accrued expenses	(10,041)	133,091	483,326
Refundable deposit	-	-	550,000
Late registration penalty (including accrued interest)	18,161	11,119	437,578
Net cash used in operating activities	(2,017,708)	(3,542,519)	(105,498,082)
Cash Flows From Investing Activities
Purchase of property and equipment	-	(34,552)	(1,561,261)
Investments in joint ventures and subsidiaries	-	-	(361,261)
Investments in intangible assets	(8,439)	(29,552)	(1,304,534)
Net cash used in investing activities	(8,439)	(64,104)	(3,227,056)
Cash Flows from Financing Activities
Proceeds from sales of stock, net of offering costs	1,944,973	5,391,677	106,735,769
Proceeds from related party notes payable	-	-	11,000,000
Proceeds from issuance of line of credit	-	-	750,000
Principal payments on related party notes payable	-	-	(5,441,285)
Decrease in related party receivable	-	-	1,359,185
Principal payments on line of credit	-	-	(750,000)
Principal payments on convertible notes payable	-	-	(4,680,044)
Net cash provided by financing activities	1,944,973	5,391,677	108,973,625
Net change in cash and cash equivalents	(81,174)	1,785,054	248,487
Cash and cash equivalents at beginning of period	329,661	1,658,823	-
Cash and cash equivalents at end of period	$248,487	$3,443,877	$248,487
Supplemental information
Cash paid for interest	$-	$3,612	$1,513,412
Cash paid for income taxes	$-	$-	$-
The Company had the following non-cash investing and financing activities:
Extinguishment of related party note payable	$-	$-	$5,000,000
Extinguishment of convertible notes payable	-	-	4,680,044
Issuance of stock for convertible notes payable	-	-	319,956
Non-cash deemed dividend	246,617	-	29,103,452

The Accompanying Notes are an Integral Part of the Financial Statements.

SULPHCO, INC.
(A Company in the Development Stage)
NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS
June 30, 2011
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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the Company has no revenues, has incurred substantial losses from operations and has an accumulated deficit of approximately $166.4 million.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan and raise additional funds. In the event the Company is unable to secure additional financing or to otherwise execute on other strategic arrangements, including the potential sale of its technology, the Company may have to take additional actions, up to and including a Chapter 7 bankruptcy filing.

2.	Income (Loss) Per Share

The computations of basic and diluted income (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  Potentially dilutive securities include options and warrants to acquire the Company’s common stock.  As of June 30, 2011 and 2010, there were approximately 21.6 million and 23.0 million shares issuable in connection with these potentially dilutive securities, respectively.  These potentially dilutive securities were disregarded in the computations of diluted net income (loss) per share for the three and six month periods ended June 30, 2011 and 2010, because inclusion of such potentially dilutive securities would have been anti-dilutive.

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

On June 20, 2011, the Company and the investors holding the 2011 Warrants and the Modified Warrants executed an agreement whereby the Company agreed to reduce the exercise price for all such warrants to $0.02 per share from $0.20 per share and where applicable to make all such warrants immediately exercisable (the “June 2011 Offering”).  In return, the investors agreed to immediately exercise 50% of all such warrants resulting in the issuance of 5,947,549 shares of the Company’s common stock.  The shares of common stock issued and issuable upon the exercise of these warrants were and are registered on a shelf registration statement on Form S-3 declared effective by the SEC on October 20, 2010.  Net proceeds to the Company from this transaction were approximately $112,000.

For the six-month period ended June 30, 2011, net proceeds to the Company raised in connection with the February 2011 Offering and the June 2011 Offering were approximately $1.9 million.

4.	Warrant Liabilities

In connection with the February 2011 Offering discussed in Note 3, the Company issued the 2011 Warrants and the Modified Warrants.  Both the 2011 Warrants and the Modified Warrants contained a “down-round” price protection feature that provides that in the event SulphCo subsequently issues other equity instruments at a price less than the stated exercise price of these warrants, the stated exercise of these warrants would be reset to the lower price established in the subsequent transaction.  Based on guidance included in the FASB’s Accounting Standards Codification, SulphCo concluded that the 2011 Warrants and the Modified Warrants should be recorded as liabilities on the balance sheet at an amount equal to their fair value determined by the Black-Scholes option valuation model.  Prospectively at each balance sheet date, changes in the fair value of the warrant liability will be recognized in the statement of operations.  As of June 30, 2011, the warrant liabilities were approximately $125,000.  For the three and six-month periods ended June 30, 2011, the Company recognized a benefit relating to the change in the fair value of warrant liabilities of approximately $1.2 million and $1.0 million, respectively.

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

In connection with the June 2011 Offering discussed in Note 3, the Company agreed to reduce the exercise price of the 2011 Warrants and the Modified Warrants to $0.02 per share from $0.20 per share and where applicable to make all such warrants immediately exercisable.

Given the preferential nature of the modifications discussed above in connection with the February 2011 Offering and the June 2011 Offering, SulphCo concluded that a non-cash deemed dividend should be recorded to account for the fair value of the modifications to arrive at the net loss available to common shareholders and similarly adjust earnings per share.  The amount of the deemed dividend was computed by measuring the incremental fair value conveyed to the investor whose warrants were modified (i.e., via the reduction of the exercise price and extension of the term) was determined as provided in the Stock Compensation Topic of the FASB ASC (determined using Black-Scholes).  Based on the valuation analyses prepared for these modifications, SulphCo determined that for the three and six month periods ended June 30, 2011, the amount of the deemed dividend was approximately $66,000 and $247,000, respectively.

6.	Stock Plans and Stock-Based Compensation

In accordance with the Stock Compensation Topic of the FASB Accounting Standards Codification, the Company records stock-based compensation expense for all share-based payment arrangements, including stock options, warrants and restricted stock grants. The fair value of each option award granted is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term of options granted to employees is derived utilizing the simplified method which represents the period of time that options granted are expected to be outstanding. The Company utilizes the simplified method because it does not have historical exercise data which is sufficient to provide a reasonable basis to estimate the expected term. The Company expects to continue utilizing the simplified method to determine the expected term until such time as it accumulates historical exercise data that will provide a sufficient basis for the Company to begin estimating the expected term for option exercises. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. The stock-based compensation expense for the three and six month periods ended June 30, 2011 and 2010 was a negative expense of approximately $52,000 and $53,000 and an expense $0.1 million and $0.2 million, respectively.  The negative expense for 2011 resulted from the reversal of previously recognized stock-based compensation expense relating to employees whose un-vested stock options were forfeited upon resignation and/or termination during the six-month period ended June 30, 2011.

During the three and six month periods ended June 30, 2011 and 2010, the Company granted zero, zero, zero and 968,541 stock options, respectively, to its directors, officers and employees.  The fair value of these stock options was estimated using the Black-Scholes options pricing model with the following assumptions:

Six Months Ended June 30, 2011 and 2010	2011	2010
Valuation Assumptions:
Expected Term (years)	-	5.0-5.5
Expected Volatility	-	124%
Expected Dividend Rate	-	-
Risk Free Interest Rate	-	2.39%
Grant Date Fair Value	-	$0.31

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

The following paragraphs set forth the status of litigation and other contingencies as of June 30, 2011.

NYSE Amex LLC De-Listing

On June 7, 2011, the Company was notified by the NYSE Amex LLC (the “Exchange”) of the intent of the Exchange to strike the Company’s common stock from the Exchange by filing a delisting application with the Securities and Exchange Commission (the “SEC”) pursuant to Section 1009(d) of the NYSE Amex LLC Company Guide (the “Company Guide”).  Specifically, the written notice from the Exchange stated that the Company was not in compliance with Section 1003(a)(i) of the Company Guide with stockholders’ equity of less than $2 million and losses from continuing operations and/or net losses in two out of its three most recent fiscal years; Section 1003(a)(ii) of the Company Guide with stockholders’ equity of less than $4 million and losses from continuing operations and/or net losses in three out of its four most recent fiscal years; and Section 1003(a)(iii) of the Company Guide with stockholders’ equity of less than $6 million and losses from continuing operations and/or net losses in its five most recent fiscal years.  The Company did not appeal the Exchange’s determination to delist the Company’s common stock and as a result, prior to the open of trading on June 15, 2011 the Company’s common stock ceased trading on the Exchange.  Coincident with the open of trading on June 15, 2011, the Company’s common stock began trading on the OTCQB Marketplace under the new trading symbol “SLPH.”

Since the Company’s common stock is not listed on a national exchange and because our public float remains below $75 million, the Company will be limited in its ability to file new shelf registration statements on Form S-3 and/or to fully use one or more registration statements on Form S-3 that have been filed with the Securities and Exchange Commission.  Such limitations may have a material adverse effect on the Company’s ability to raise the capital needed to continue its operations.

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

Recent Developments

Since March 31, 2011, the Company has experienced a number of negative developments.  Specifically, on May 31, 2011, the Company issued a press release disclosing further workforce reductions on top of those previously disclosed in a press release issued on April 15, 2011.  The employees affected by the last round of workforce reductions represented the Company’s remaining scientific, engineering and technical staff.  Following the latest round of workforce reductions, the Company only has four employees and is severely limited in its ability to conduct research and development and marketing activities.

The Company is continuing to pursue various alternatives that may include, among other things, secured convertible debt, additional equity issuances or any combination thereof, the proceeds of which would be used to fund future research and development and marketing activities.  The Company is also exploring strategic arrangements and a potential sale of its technology.  There can be no assurance that the Company will be successful in any of these endeavors.

On June 14, 2011, the Company issued a press release disclosing that its common stock would cease trading on the NYSE-Amex Exchange prior to market open on June 15, 2011 and that its common stock would commence trading on the OTCQB Marketplace coincident with the market open on June 15, 2011 under the new trading symbol “SLPH.”

As of June 30, 2011, we had approximately $248,000 in available cash reserves. Taking this amount together with our forecasted monthly cash burn rate, we anticipate that our cash reserves will be sufficient to fund our cash requirements only into the latter part of August or the early part of September.  In the event the Company is unable to secure additional financing or to otherwise execute on other strategic arrangements, including the potential sale of its technology, the Company may have to take additional actions, up to and including a Chapter 7 bankruptcy filing.

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

  On June 20, 2011, the Company and the investors holding the 2011 Warrants and the Modified Warrants executed an agreement whereby the Company agreed to reduce the exercise price for all such warrants to $0.02 per share from $0.20 per share and where applicable to make all such warrants immediately exercisable (the “June 2011 Offering”).  In return, the investors agreed to immediately exercise 50% of all such warrants resulting in the issuance of 5,947,549 shares of the Company’s common stock.  The shares of common stock issued and issuable upon the exercise of these warrants were and are registered on a shelf registration statement on Form S-3 declared effective by the SEC on October 20, 2010.  Net proceeds to the Company from this transaction were approximately $112,000.

For the six-month period ended June 30, 2011, net proceeds to the Company raised in connection with the February 2011 Offering and the June 2011 Offering were approximately $1.9 million.

As of June 30, 2011, we had approximately $248,000 in available cash reserves. Taking this amount together with our forecasted monthly cash burn rate, we anticipate that our cash reserves will be sufficient to fund our cash requirements only into the latter part of August or the early part of September.  Historically, we have been able to raise capital to continue with our research and development and it is likely that we will need to raise additional funds before we can generate enough revenue to become profitable. The Company is evaluating various financing alternatives that may include, among other things, secured convertible debt and additional equity issuances or any combination thereof, the proceeds of which would be used to fund future research and development activity.  There can be no assurance that the Company will be successful in raising such financing.  If the Company is unable to raise additional financing, its ability to continue to operate will be significantly curtailed.  In addition, since the Company is not listed on a national exchange and because its public float remains below $75 million, it will be limited in its ability to file new shelf registration statements on Form S-3 and/or to fully use one or more registration statements on Form S-3 that have been filed with the SEC.  These limitations may have a material adverse effect on the Company’s ability to raise the funding needed to continue its operations.  In addition, the Company has only a minimal amount of shares of common stock available to be issued under its authorized shares as set forth in its charter. Accordingly, the Company will need to seek shareholder approval to increase its authorized shares of common stock.  Until this situation is addressed, the Company’s ability to raise financing will be negatively impacted.

Following the completion of previously announced workforce reductions, the Company had four (4) remaining employees and is severely limited in its ability to conduct research and development and marketing activities.  As discussed below, the Company continues to be cash constrained and unless new financing is obtained in the immediate future, the Company’s operations and efforts to continue to develop our technology will have to be curtailed further and possibly terminated. Although the Company continues to work to raise additional funding, there can be no assurance that such a financing will be available, or if it is available, that it can be obtained on terms that are deemed to be acceptable to the Company.  Such funding, if obtained, may take the form of secured convertible debt, equity or any combination thereof.  In the event the Company is unable to secure additional financing or to otherwise execute on other strategic arrangements, including the potential sale of its technology, the Company may have to take additional actions, up to and including a Chapter 7 bankruptcy filing.

On June 7, 2011, the Company was notified by the NYSE Amex LLC (the “Exchange”) of the intent of the Exchange to strike the Company’s common stock from the Exchange by filing a delisting application with the Securities and Exchange Commission (the “SEC”) pursuant to Section 1009(d) of the NYSE Amex LLC Company Guide (the “Company Guide”).  Specifically, the written notice from the Exchange stated that the Company was not in compliance with Section 1003(a)(i) of the Company Guide with stockholders’ equity of less than $2 million and losses from continuing operations and/or net losses in two out of its three most recent fiscal years; Section 1003(a)(ii) of the Company Guide with stockholders’ equity of less than $4 million and losses from continuing operations and/or net losses in three out of its four most recent fiscal years; and Section 1003(a)(iii) of the Company Guide with stockholders’ equity of less than $6 million and losses from continuing operations and/or net losses in its five most recent fiscal years.  The Company did not appeal the Exchange’s determination to delist the Company’s common stock and as a result, prior to the open of trading on June 15, 2011 the Company’s common stock ceased trading on the Exchange.  Coincident with the open of trading on June 15, 2011, the Company’s common stock began trading on the OTCQB Marketplace under the new trading symbol “SLPH.”

Future Capital Requirements

  The extent and timing of our future capital requirements will depend primarily upon whether we are successful in obtaining funding to allow continued development and commercialization of our technologies and the timing of future customer orders, if any.

As of June 30, 2011, we had an accumulated deficit of approximately $166.4 million and we incurred a net loss of approximately $1.6 million for the six-month period ended June 30, 2011. This loss is principally associated with ongoing research and development of our Sonocracking™ technology and related marketing activity.

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

Three and six-months ended June 30, 2011 compared to the three and six-months ended June 30, 2010

Selling, General and Administrative Expenses

For the three and six-month periods ended June 30, 2011, we incurred expenses of approximately $0.7 million and $1.9 million, respectively, in selling, general and administrative expenses. This compares to expenses of approximately $1.4 million and $3.0 million for the comparable periods in 2010.

For the three and six-month periods ended June 30, 2011, the Company recognized negative stock-based compensation expense of approximately $52,000 and $53,000, respectively, resulting from the reversal of previously recognized stock-based compensation expenses relating to  employees whose un-vested stock options were forfeited upon termination or resignation. This compares to stock-based compensation expense of approximately $0.1 million and $0.2 million for the comparable periods in 2010.

Salaries, wages and benefits were approximately $0.2 million and $0.7 million for the three and six-month periods ending June 30, 2011.  This compares to costs of approximately $0.6 million and $1.3 million for the comparable period in 2010.  The decrease salaries, wages and benefits is due to fewer employees in the 2011 periods when compared to the 2010 periods.

Legal fees were approximately $0.1 million and $0.3 million for the three and six-month periods ended June 30, 2011.  This compares to expenses of approximately $0.2 million and $0.3 million for the comparable periods in 2010.

The Company incurred approximately $0.1 million and $0.2 million in director fees for the three and six-month periods ended June 30, 2011, compared to $0.1 million for both of the comparable periods in 2010.

Operating expenses due to normal recurring activities such as travel, consulting and accounting fees, marketing and investor relations were approximately $32,000 and $0.1 million for the three and six-month periods ended June 30, 2011.  This compares to expenses of approximately $0.1 million and $0.2 million for the comparable periods in 2010.

Research and Development Expenses

For the three and six-month periods ended June 30, 2011, we incurred expenses of approximately $0.1 million and $0.4 million related to research and development of our Sonocracking™ technology. This compares to expenses of approximately $0.7 million and $1.4 million for the comparable periods in 2010.

 Interest Expense

For the three and six-month periods ended June 30, 2011, the Company recognized total interest expense of approximately $9,000 and $18,000, respectively.  This compares to expenses of approximately $9,000 and $18,500, respectively, for the comparable periods in 2010. The interest expense recognized during these periods related to the late registration statement penalty.

Warrant Liabilities

In connection with the February 2011 Offering discussed in above, the Company issued the 2011 Warrants and the Modified Warrants.  Both the 2011 Warrants and the Modified Warrants contained a “down-round” price protection feature that provides that in the event SulphCo subsequently issues other equity instruments at a price less than the stated exercise price of these warrants, the stated exercise of these warrants would be reset to the lower price established in the subsequent transaction.  Based on guidance included in the FASB’s Accounting Standards Codification, SulphCo concluded that the 2011 Warrants and the Modified Warrants should be recorded as warrant liabilities on the balance sheet at an amount equal to their fair value determined by the Black-Scholes option valuation model.  Prospectively at each balance sheet date, changes in the fair value of the warrant liabilities will be recognized in the statement of operations.  As of June 30, 2011, warrant liabilities were approximately $125,000.  For the three and six-month periods ended June 30, 2011, the Company recognized a benefit relating to the change in the fair value of warrant liabilities of approximately $1.2 million and $1.0 million, respectively.

Deemed Dividend

In connection with the February 2011 Offering discussed above, the Company agreed to reset the exercise price of certain 2010 warrants held by one of the investors as an inducement to encourage said investor to participate in the February 2011 Offering.  Specifically, SulphCo agreed to reduce the exercise price on one warrant to acquire 1,372,549 shares of SulphCo stock held by the investor from $0.70 per share to $0.20 per share and to reduce the exercise price on another warrant to acquire 1,372,549 shares of SulphCo stock held by the investor from $1.00 per share to $0.20 per share.  As a result, SulphCo issued the investor the Modified Warrant to acquire 2,745,098 shares of SulphCo common stock at an exercise price of $0.20 per share with a term of 54 months.

In connection with the June 2011 Offering discussed above, the Company agreed to reduce the exercise price of the 2011 Warrants and the Modified Warrants to $0.02 per share from $0.20 per share and where applicable to make all such warrants immediately exercisable.

Given the preferential nature of the modifications discussed above in connection with the February 2011 Offering and the June 2011 Offering, SulphCo concluded that a non-cash deemed dividend should be recorded to account for the fair value of the modifications to arrive at the net loss available to common shareholders and similarly adjust earnings per share.  The amount of the deemed dividend was computed by measuring the incremental fair value conveyed to the investor whose warrants were modified (i.e., via the reduction of the exercise price and extension of the term) was determined as provided in the Stock Compensation Topic of the FASB ASC (determined using Black-Scholes).  Based on the valuation analyses prepared for these modifications, SulphCo determined that for the three and six-month periods ended June 30, 2011, the amount of the deemed dividend was approximately $66,000 and $247,000, respectively.

Net Income (Loss) and Net Income (Loss) Attributable to Common Stockholders

The difference between net income (loss) and net income (loss) attributable to common stockholders for the three and six-month periods ended June 30, 2011, is solely attributable to the deemed dividends recorded in those periods.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “1934 Act”)) as of June 30, 2011, the end of the period covered by this Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 of the Notes to the Financial Statements – Commitments and Contingencies (Part I, Item 1) for information regarding legal proceedings involving the Company.

Item 1A. Risk Factors

We are a development stage company with a limited operating history, which makes it more difficult to predict whether we will be able to successfully commercialize our technology and implement our business plan.  Our auditors have included a “going-concern” emphasis paragraph in their audit report.  We may have to declare bankruptcy.

We are a development stage company with a limited operating history, and our principal technologies and products are not yet commercially proven.  Accordingly, there is a limited operating history upon which to base an assumption that we will be able to successfully implement our business plan.  In addition to this, our auditors have included a “going-concern” emphasis paragraph in their audit report relating to our financial statements as of December 31, 2010, indicating that as a result of significant recurring losses, substantial doubt exists about our ability to continue as a going concern.  The Company is continuing to pursue various alternatives that may include, among other things, secured convertible debt, additional equity issuances or any combination thereof, the proceeds of which would be used to fund future research and development and marketing activities.  The Company is also exploring strategic arrangements and a potential sale of its technology.  There can be no assurance that the Company will be successful in any of these endeavors.  In the event the Company is unable to secure additional financing or to otherwise execute on other strategic arrangements, including the potential sale of its technology, the Company may have to take additional actions, up to and including a Chapter 7 bankruptcy filing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Form 8-Ks filed by the Company on February 7, 2011 and June 21, 2011, are hereby incorporated by reference as a response to this Item 2.

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

SULPHCO, INC.
(Registrant)

Date: August 12, 2011	By:	/s/ Stanley W. Farmer
Stanley W. Farmer
President, Chief Financial Officer,
Treasurer and Corporate Secretary
(Principal Executive, Financial
and Accounting Officer)